Form 10-Q
period 2011-09-30
American Capital Mortgage Investment Corp.
filed 2011-11-14
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34057
__________________________________________________
American Capital Mortgage Investment Corp.
(Exact name of registrant as specified in its charter)
__________________________________________________

Maryland	45-0907772
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 Bethesda Metro Center, 14th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 968-9220
(Registrant’s telephone number, including area code)
 __________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2011 was 10,006,100.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2011
(in thousands, except per share data)
(Unaudited)

Assets:
Agency securities, at fair value (including pledged securities of $1,281,495)	$1,621,717
Non-agency securities, at fair value (including pledged securities of $9,992)	25,918
Linked transactions, at fair value	6,990
Cash and cash equivalents	61,396
Restricted cash	11,241
Interest receivable	5,133
Derivative assets, at fair value	1,515
Receivable for agency securities sold	110,127
Receivable under reverse repurchase agreements	25,875
Other assets	634
Total assets	$1,870,546
Liabilities:
Repurchase agreements	$1,434,527
Payable for agency securities purchased	206,607
Derivative liabilities, at fair value	658
Dividend payable	2,001
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	25,443
Accounts payable and other accrued liabilities	1,560
Total liabilities	1,670,796
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—
Common stock, $0.01 par value; 300,000 authorized, 10,006 shares issued and outstanding, respectively	100
Additional paid-in capital	199,185
Retained earnings	465
Total stockholders’ equity	199,750
Total liabilities and stockholders’ equity	$1,870,546
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH SEPTEMBER 30, 2011
(in thousands, except per share data)
(Unaudited)

Interest income:
Agency securities	$4,039
Non-agency securities	65
Other	24
Interest expense	(383)
Net interest income	3,745

Other gains (losses):
Realized gain on securities, net	2,462
Realized loss on periodic settlements of interest rate swaps, net	(577)
Realized loss on other derivatives, net	(3,412)
Unrealized gain on agency securities, net	1,970
Unrealized loss on non-agency securities, net	(747)
Unrealized loss and net interest income on linked transactions, net	(813)
Unrealized gain on other derivatives, net	819
Total other losses, net	(298)

Expenses:
Management fees	431
General and administrative expenses	550
Total expenses	981

Net income	$2,466

Net income per common share—basic and diluted	$0.25

Weighted average number of common shares outstanding—basic and diluted	10,006

Dividends declared per common share	$0.20
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH SEPTEMBER 30, 2011
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, August 9, 2011 (date operations commenced)	—	$—	—	$—	$1	$—	$1
Net income	—	—	—	—	—	2,466	2,466
Issuance of common stock	—	—	10,000	100	199,179	—	199,279
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	5	—	5
Common dividends declared	—	—	—	—	—	(2,001)	(2,001)
Balance, September 30, 2011	—	$—	10,006	$100	$199,185	$465	$199,750
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH SEPTEMBER 30, 2011
(in thousands)
(Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$2,466
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts, net	1,219
Realized gain on securities, net	(2,462)
Realized loss on derivatives, net	3,989
Unrealized gain on derivatives and securities, net	(1,074)
Increase in interest receivable	(5,133)
Increase in other assets	(634)
Increase in accounts payable and other accrued liabilities	1,560
Stock-based compensation	5
Net cash flows used in operating activities	(64)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(1,836,738)
Purchases of non-agency securities	(27,461)
Proceeds from sale of agency securities	308,897
Principal collections on agency securities	5,650
Principal collections on non-agency investments	801
Purchases of non-agency securities underlying linked transactions	(34,628)
Principal collections on non-agency securities underlying linked transactions	428
Proceeds from repurchase agreements underlying linked transactions	26,387
Purchases of U.S. Treasury securities sold, not yet purchased	(410,951)
Proceeds from sale of U.S. Treasury securities sold, not yet purchased	434,885
Purchases of U.S. Treasury securities	(75,441)
Proceeds from sale of U.S. Treasury securities	75,511
Payments of reverse repurchase agreements	(499,857)
Proceeds from reverse repurchase agreements	473,982
Net payments on other derivatives	(2,570)
Net cash flows used in investing activities	(1,561,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offerings, net of offering costs	199,280
Proceeds from repurchase agreements	1,816,664
Repayments on repurchase agreements	(382,138)
Increase in restricted cash	(11,241)
Net cash flow from financing activities	1,622,565
Net increase in cash and cash equivalents	61,396
Cash and cash equivalent at beginning of the period	—
Cash and cash equivalents at end of period	$61,396

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements
The interim consolidated financial statements of American Capital Mortgage Investment Corp. (together with its consolidated subsidiary, American Capital Mortgage Investment TRS, LLC, is referred to throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of September 30, 2011, there has been no activity in American Capital Mortgage Investment TRS, LLC.
In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Note 2. Organization
We were organized in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”) of 8.0 million shares of common stock. Concurrent with our IPO, American Capital, Ltd. ("American Capital") purchased 2.0 million shares of our common stock in a private placement. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”
We will elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.
We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital.
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives and other mortgage-related investments.
Our principal objective is to preserve our net asset value (also referred to as stockholders' equity) while generating attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. We intend to achieve this objective by selectively constructing and actively managing a diversified mortgage investment portfolio comprised of asset classes that, when properly financed and hedged, are designed to produce attractive risk adjusted returns across a variety of market conditions and economic cycles. We finance our investments primarily through short-term borrowings structured as repurchase agreements.

Note 3. Summary of Significant Accounting Policies
Fair Value of Financial Assets

We have elected the option to account for all of our financial assets, including all mortgage-related investments, at estimated fair value, with changes in fair value reflected in income during the period in which they occur.
We estimate the fair value of our mortgage-backed securities based on a market approach using inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. See Note 8 - Fair Value Measurements.
Interest Income
Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities and non-agency securities of high credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method. We estimate long-term prepayment speeds using a third-party service and market data.
The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
For non-agency securities and loans that are not of high credit quality, we will determine at the time of purchase, the effective interest rate based on the estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows will be updated and a revised yield will be calculated prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. In estimating cash flows, we incorporate assumptions, including, but not limited to, prepayment rates, default rates, recovery rates and timing of defaults based on observations of market data, external market research and the judgment of our Manager.
Derivatives
We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we currently use are interest rate swaps, to-be-announced forward contracts (“TBAs”), and U.S. Treasury securities. In the future, we may also use options to enter into interest rate swaps (“interest rate swaptions”), forward contracts for specified agency securities, U.S. Treasury futures contracts and put or call options on TBA securities. We may also invest in other types of mortgage derivatives, such as interest-only securities, credit default swaps and synthetic total return swaps.
We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, with changes in fair value reported in unrealized gain (loss) on other derivatives, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statement of cash flows, cash receipts and payments related to derivative instruments are reported in the investing section.
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we mark our net counterparty exposure to market on a daily basis and adjust posted collateral (in either direction) as a result.
Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swap. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
TBA securities
A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed upon future date. The specific agency securities delivered under the contract on the settlement date, which is published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. Realized gains and losses associated with our TBA contracts are recognized on our consolidated statement of operations in the line item realized gain (loss) on other derivatives, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives, net, in the period in which they occur. We estimate the fair value of TBA securities based on similar methods used to value agency securities.
Linked Transactions
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other and the transactions are presumed not to meet sale accounting criteria, we will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized loss and net interest income on linked transactions, net on our consolidated statement of operations.
Forward commitments to purchase or sell specified securities
We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified security and settlement extends beyond the shortest period possible for that type of security. Realized gains and losses associated with forward commitments are recognized in the line item realized gain (loss) on other derivatives, net and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives, net on our consolidated statement of operations. We estimate the fair value of forward commitments to purchase or sell specified mortgage-backed securities based on similar methods used to value mortgage-backed securities, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in realized gains (losses) on other derivatives, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives, net, on our consolidated statement of operations.
Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.
Restricted Cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, interest rate swaps and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.
Income Taxes

We intend to elect to be taxed as a REIT under the provisions of the Code. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year.

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (a) the amounts actually distributed and (b) the amounts of income we retained and on which we have paid corporate income tax. Dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year.

We and our domestic subsidiary, American Capital Mortgage Investment TRS, LLC, have made a joint election to treat the subsidiary as a taxable REIT subsidiary. As such, American Capital Mortgage Investment TRS, LLC, is subject to federal, state and, if applicable, local income tax.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes. To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which is intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and the guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not believe the adoption of ASU 2011-03 will have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. For U.S. GAAP, the update mainly represents clarifications to Topic 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to non-financial assets, (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in Topic 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factors are not permitted and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

Note 4. Agency Securities
The following tables summarize our investments in agency securities as of September 30, 2011 (dollars in thousands):

	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$833,156	$691,589	$1,524,745
Unamortized premium	51,823	43,179	95,002
Amortized cost	884,979	734,768	1,619,747
Gross unrealized gains	3,439	1,416	4,855
Gross unrealized losses	(1,256)	(1,629)	(2,885)
Fixed-rate agency securities, at fair value	$887,162	$734,555	$1,621,717

Weighted average coupon as of September 30, 2011	4.17%	4.07%	4.13%
Weighted average yield for the period ended September 30, 2011	2.83%	2.78%	2.81%
Weighted average yield as of September 30, 2011	2.93%	2.80%	2.87%

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2011 according to their estimated weighted average life classification (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$—	$—	—%
Greater than one year and less than or equal to three years	98,036	98,278	4.68%
Greater than three years and less than or equal to five years	1,357,592	1,355,617	4.06%
Greater than five years	166,089	165,852	4.38%
Total/ weighted average	$1,621,717	$1,619,747	4.13%
The weighted average lives of our agency securities as of September 30, 2011 incorporate anticipated future prepayment assumptions. As of September 30, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio was 10%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Gains and Losses
The following table is a summary of our net gain from the sale of agency securities for the period ended September 30, 2011 (dollars in thousands):

Agency securities sold, at cost	$416,632
Proceeds from agency securities sold (1)	419,024
Net gains on sale of agency securities (2)	$2,392

Gross gains on sale of agency securities	$2,481
Gross losses on sale of agency securities	(89)
Net gains on sale of agency securities (2)	$2,392
————————

(1)	Proceeds include cash received during the period, plus receivables for agency securities sold during the period as of period end.

(2)	Does not include net realized gain on U.S. Treasury securities of $0.1 million.
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of September 30, 2011 (dollars in thousands):

Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$667,060	$716,883	$1,383,943
Amortized cost	664,172	717,091	1,381,263
Accrued interest on pledged agency securities	2,103	2,289	4,392
Under Derivative Agreements
Fair value	558	2,273	2,831
Amortized cost	557	2,273	2,830
Accrued interest on pledged agency securities	2	8	10
Total Fair Value of Agency Securities Pledged and Accrued Interest	$669,724	$721,453	$1,391,177
————————

(1)	Agency securities pledged include pledged amounts of $105.3 million under repurchase agreements related to agency securities sold but not yet settled as of September 30, 2011.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2011 (dollars in thousands):

Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$924,929	$922,988	$2,941
31 - 59 days	443,024	442,312	1,399
60 - 90 days	—	—	—
Greater than 90 days	15,990	15,963	52
Total	$1,383,943	$1,381,263	$4,392

Note 5. Non-Agency Securities
The following tables summarize our investments in non-agency securities as of September 30, 2011 (dollars in thousands):

Non-Agency Securities
Category	Fair Value	Amortized Cost	Par/ Current Face	Weighted Average Coupon	Weighted Average Yield
Legacy Prime / Alt-A	$9,886	$10,017	$13,153	4.12%	6.76%
Re-Remic	9,992	9,950	10,574	5.43%	5.51%
Subprime	6,040	6,698	21,136	0.45%	9.39%
Total / weighted average	$25,918	$26,665	$44,863	2.70%	7.71%

Non-Agency Securities within Linked Transactions (1)
Category	Fair Value	Amortized Cost	Par/ Current Face	Weighted Average Coupon	Weighted Average Yield
Legacy Prime / Alt-A	$16,414	$16,515	$19,127	4.02%	6.02%
Re-Remic	9,100	9,216	10,000	2.92%	5.63%
Subprime	7,808	8,560	29,863	0.37%	9.06%
Total / weighted average	$33,322	$34,291	$58,990	1.98%	6.67%
————————
(1)     See Note 7 - Derivative and Other Hedging Instruments for a description of Linked Transactions.
Legacy Prime / Alt-A non-agency securities as of September 30, 2011 include senior tranches in securitization trusts collateralized by residential mortgages originated between 2004 and 2006 that were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. However, these loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination and, as a result, there is still material credit risk embedded in these vintages. The mortgages underlying these securities have both floating-rate and fixed-rate, weighted-average coupons ranging from 2.9% to 6.2%, and these securities are generally rated below investment grade as of September 30, 2011.

Re-Remic non-agency securities as of September 30, 2011 are backed by securities originally issued between 2005 and 2007 that are generally backed by loans of poor credit quality. The underlying non-agency securities were resecuritized during 2011 to add an additional layer of credit enhancement and the Re-Remic securities have not been rated by credit rating agencies.

Subprime non-agency securities as of September 30, 2011 include floating rate, senior tranches in securitization trusts currently rated below investment grade and are collateralized by mortgages originated during 2006 and 2007 that were originally considered to be of lower credit quality. These underlying mortgages have both floating-rate and fixed-rate weighted-average coupons ranging from 5.2% to 6.0% as of September 30, 2011.
Pledged Assets
Non-agency securities with fair value and amortized cost of $10.0 million not presented within Linked Transactions were pledged as collateral under repurchase agreements with remaining maturities from 31 to 59 days as of September 30, 2011.

Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2011, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2011 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Original Days to Maturity
30 days or less	$719,467	0.28%	29
31 - 60 days	233,322	0.29%	54
61 - 90 days	360,222	0.32%	71
91 - 120 days	106,713	0.28%	92
Greater than 120 days	14,803	0.51%	363
Total / weighted average (1)	$1,434,527	0.30%	52

Repurchase agreements within Linked Transactions	$26,387	1.75%	70
————————

(1)	Does not include repurchase agreements within Linked Transactions.
As of September 30, 2011, we had repurchase agreements with 22 financial institutions, including repurchase agreements within Linked Transactions. In addition, less than 6% of our equity at risk was with any one counterparty as of September 30, 2011, with the top five counterparties representing less than 19% of our equity at risk. On October 31, 2011, MF Global Holdings, Ltd., an affiliate of MF Global Inc., a counterparty to one of our master repurchase agreements, filed for Chapter 11 in a U.S. bankruptcy court. As of October 31, 2011, we had no counterparty exposure to MF Global Inc.

Note 7. Derivatives
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities and synthetic total return swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3- Summary of Significant Accounting Policies.

The following table summarizes information about our outstanding derivatives for the period ended September 30, 2011 (in thousands):

Derivatives	Beginning Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	Ending Notional Amount	Amount of Unrealized Gain/(Loss) Recognized in Unrealized Gain on Other Derivatives, Net	Amount of Realized Gain/(Loss) Recognized in Realized Loss on Other Derivatives, Net
Interest rate swaps	$—	$825,000	$—	$825,000	$336	$—
TBA securities	—	210,000	(253,000)	(43,000)	521	(1,844)
U.S. Treasuries	—	480,000	(505,000)	(25,000)	(38)	(1,568)
Total	$—	$1,515,000	$(758,000)	$757,000	$819	$(3,412)
Interest Rate Swap Agreements
As of September 30, 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on three-month LIBOR with terms usually ranging up to five years.

Derivatives entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as derivatives and recorded at fair value. We have not designated our interest rate swaps as qualifying cash flow hedges under GAAP. Accordingly, any changes in fair value are recorded in earnings. In addition, the net periodic interest settlements are recorded in earnings.
As of September 30, 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

Interest Rate Swaps	Balance Sheet Location	Notional Amount	Net Estimated Fair Value
Interest rate swap assets	Derivative assets, at fair value	$550,000	$994
Interest rate swap liabilities	Derivative liabilities, at fair value	275,000	(658)
		$825,000	$336

Current Maturity Date for Interest Rate Swaps	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.30%	$210	2.9
2015	450,000	0.85%	0.30%	683	3.7
2016	250,000	1.23%	0.30%	(528)	4.8
2018 (1)	25,000	1.73%	N/A	(29)	7.1
Total/ weighted average	$825,000	0.97%	0.30%	$336	4.0
————————

(1)	Includes a $25.0 million forward starting swap at September 30, 2011 that starts in November 2011.
The table below summarizes the effect of interest rate swaps on our consolidated statement of operations for the period ended September 30, 2011 (in thousands):

Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings
Realized loss on periodic settlements of interest rate swaps, net	$(577)
Unrealized gain on other derivatives, net	$336
TBA Securities
As of September 30, 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. Following is a summary of our long and short TBA positions as of September 30, 2011 (in thousands).

Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value
15 year TBA securities:
Purchase	$185,000	$439
Sale	(23,000)	61
15 year TBA securities, net	162,000	500
30 year TBA securities:
Purchase	25,000	(16)
Sale	(230,000)	37
30 year TBA securities, net	(205,000)	21
Total, net	$(43,000)	$521

Additionally, as of September 30, 2011, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $25.4 million. The borrowed securities were used to cover short sales of treasury securities from which we received total proceeds of $25.4 million. The change in fair value of the borrowed securities is recorded in unrealized gain on other derivatives, net in our consolidated statement of operations.
Linked Transactions

Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and are reported on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency securities, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized gains (losses) and net interest income on Linked Transactions, net, a component of other gains and losses in our consolidated statements of operations.

The following table presents certain information about the non-agency securities and repurchase agreements underlying our Linked Transactions at September 30, 2011 (dollars in thousands):

Linked Non-Agency Securities (1)	Fair Value	Amortized Cost	Weighted Average Coupon
Total / weighted average	$33,322	$34,291	1.98%

Linked Repurchase Agreements Original Maturity	Borrowings Outstanding	Weighted Average Days to Maturity	Weighted Average Interest Rate
30 days or less	$8,813	30	1.93%
31 - 60 days	—	—	—%
61 - 90 days	3,069	86	2.20%
91 - 120 days	14,505	91	1.54%
Greater than 120 days	—	—	—%
Total / weighted average (1)	26,387	70	1.75%

Accrued interest receivable, net	55

Linked Transactions, at fair value	$6,990
————————
(1)         See Note 5 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions.

The following table presents unrealized loss and net interest income on Linked Transactions for the period ended September 30, 2011 (in thousands):

Interest income	$105
Discount accretion	91
Interest expense	(40)
Unrealized loss, net	(969)
Unrealized loss and net interest income on linked transactions, net	$(813)
Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents and securities pledged as collateral for our derivative instruments is included in restricted cash and agency and non-agency securities, respectively, on our consolidated balance sheets.
Each of our ISDA Master Agreements contains provisions under which we are required to fully collateralize our obligations under the swap instrument if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum stockholders’ equity thresholds or our REIT status or comply with limits on our leverage above certain specified levels.
As of September 30, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $0.7 million. We had agency securities with fair values of $1.4 billion, non-agency securities with fair values of $10.0 million and restricted cash of $11.2 million, or $1.4 billion in total securities and restricted cash, pledged as collateral against our repurchase agreements and interest rate swaps as of September 30, 2011. Termination values of interest rate swaps in a liability position totaled $0.9 million as of September 30, 2011. The difference between the fair value liability and the termination liability is mainly comprised of accrued interest.

Note 8. Fair Value Measurements
We have elected the option to account for all of our financial assets, including mortgage-backed securities, at estimated fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation will most appropriately represent our financial results and position.
We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the period ended September 30, 2011. The three levels of hierarchy are defined as follows:

•	Level 1 Inputs —Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.

•
Level 2 Inputs —Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs —Instruments with primarily unobservable market data that cannot be corroborated.
The following table presents our financial instruments carried at fair value as of September 30, 2011, on the consolidated balance sheet by the valuation hierarchy, as described above (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,621,717	$—	$1,621,717
Non-agency securities	—	19,878	6,040	25,918
Linked transactions	—	5,206	1,784	6,990
Derivative assets	—	1,515	—	1,515
Total financial assets	$—	$1,648,316	$7,824	$1,656,140

Liabilities
Derivative liabilities	$—	$658	$—	$658
Total financial liabilities	$—	$658	$—	$658

The following table presents a summary of the changes in the fair values for the period ended September 30, 2011 of Level 3 assets carried at fair value as of September 30, 2011 (dollars in thousands).

	Non-Agency Securities	Linked Transactions	Total
Balance as of August 9, 2011	$—	$—	$—
Unrealized loss, net	(648)	(468)	(1,116)
Purchases of securities	6,728	8,634	15,362
Principal repayments on securities	(35)	(287)	(322)
Borrowings on repurchase agreements underlying Linked Transactions	—	(6,024)	(6,024)
Premium/ discount amortization	(5)	(71)	(76)
Balance as of September 30, 2011	$6,040	$1,784	$7,824

Unrealized loss related to assets held as of September 30, 2011	$(648)	$(468)	$(1,116)
We determine the fair value of our agency and non-agency securities including securities held as collateral, based upon fair value inputs obtained from a combination of multiple third party pricing services and dealers. In reviewing the fair value of our securities, we consider a number of additional observable market data points, including recent trading activity and other interactions with market participants.

Our agency securities and legacy prime / Alt-A and re-remic non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency securities and legacy prime / Alt-A and re-remic non-agency securities are classified as Level 2 in the fair value hierarchy. While our subprime non-agency securities are valued using the same process with similar inputs, a significant amount of inputs have been determined to be unobservable due to relatively low levels of market activity. Accordingly, our subprime non-agency securities are classified as Level 3 in the fair value hierarchy.

The fair value of Linked Transactions is comprised of the fair value of the underlying securities, reduced by the repurchase agreement final settlement amount.  The fair value of Linked Transactions also includes accrued interest receivable on the non-agency securities and accrued interest payable on the underlying repurchase agreement borrowings. The non-agency securities underlying our Linked Transactions are valued using similar techniques to those used for our other non-agency securities, and as such, Linked Transactions are classified in the fair value hierarchy, based on the classification of the underlying category of non-agency securities.

We determine the fair value of our interest rate swaps and other derivatives considering valuations obtained from a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing our derivatives, we consider both our counterparties' and our creditworthiness, along with collateral provisions contained in each derivative agreement.  No credit valuation adjustments are made in determining the fair value for derivative agreements subject to bilateral collateral arrangements.  Our interest rate swaps and other derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of repurchase agreements of $1.4 billion reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements.

Note 9. Stockholders’ Equity

Initial Public Offering

On August 9, 2011, we completed our IPO by selling 8.0 million shares of our common stock at $20.00 per share for proceeds, net of offering costs, of $159.3 million. Concurrent with the IPO, American Capital purchased 2.0 million shares of our common stock in a private placement at $20.00 per share, for aggregate proceeds of $40.0 million. As part of the IPO, our Manager paid the underwriters' fee of $6.2 million.

We and our Manager, our directors and our executive officers have severally agreed that, for a period of 180 days after August 3, 2011, the date of the underwriting agreement, we and they will not, without the prior written consent of the representatives of the underwriters, dispose of or hedge any shares of our common stock, subject to certain exceptions and extension in certain circumstances. American Capital has agreed that, for a period of 365 days after August 3, 2011, it will not, without the prior written consent of the representatives of the underwriters, dispose of or hedge any of the shares of our common stock that it purchased in the concurrent private placement, subject to certain exceptions.
Long-Term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock to our independent directors. Following the completion of our IPO, we granted 1,500 shares of restricted common stock to each of our four independent directors for a total of 6,000 shares of restricted common stock with a grant date fair value of $20.00 per share. These shares will vest equally over a three-year period, subject to their continued service on our board of directors. As of September 30, 2011, we had 94,000 shares of common stock reserved for issuance under our long-term incentive plan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital Mortgage Investment Corp.’s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

American Capital Mortgage Investment Corp. (“MTGE”, the “Company”, “we”, “us” and “our”) was organized on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “MTGE.”
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives and other mortgage-related investments.
We intend to qualify to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will be required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”). We do not have any employees.
Our Investment Strategy
Our principal objective is to preserve our net asset value (also referred to as stockholders' equity) within reasonable bands while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our interest earning assets and the interest costs of our borrowings, and net realized gains and losses on our investments and hedging activities. We finance our investments primarily through short-term borrowings structured as repurchase agreements. Specifically, our investment strategy is designed to:

•	manage a leveraged portfolio of mortgage-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest, prepayment rate and credit risks;

•	preserve our net asset value within reasonable bands;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Trends and Recent Market Impacts

From our commencement of operations on August 9, 2011, we have encountered extreme volatility in the U.S. markets fueled by an array of significant global economic and political events, including slow U.S. economic growth, the worsening European debt crisis, the congressional debt ceiling debate and S&P's downgrade of its U.S. sovereign debt ratings. In addition, the Federal Reserve has continued its efforts to try to help stimulate the U.S. economy with its September 2011 announcement of “Operation Twist" and its plan to reinvest principal and interest received from its holdings of agency securities into new purchases of agency securities, each designed to reduce mortgage and interest rates. These events led to a decline in the 10 year U.S. Treasury rate from 3.30% at the beginning of 2011 to as low as 1.72% during September 2011, ending the month of September at 1.92%. Fixed-rate mortgage rates also experienced significant declines, reaching their historical lowest levels during the third quarter. Low mortgage rates, coupled with changes to the GSE's underwriting practices and the anticipated announcement by the Federal Housing Finance Authority ("FHFA") regarding changes to the government sponsored Home Affordable Refinance Program ("HARP") intended to extend HARP's reach to a larger number of underwater borrowers, drove escalating prepayment fears during September.

FINANCIAL CONDITION
As of September 30, 2011, our investment portfolio consisted of $1.7 billion of agency and non-agency securities, including non-agency securities accounted for as Linked Transactions. The following tables summarize certain characteristics of our investment portfolio as of September 30, 2011 (dollars in thousands):

	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield
Fannie Mae	$833,156	$884,979	$887,162	4.17%	2.93%
Freddie Mac	691,589	734,768	734,555	4.07%	2.80%
Non-agency Securities (2)	103,853	60,956	59,240	2.29%	6.80%
Total / weighted average	$1,628,598	$1,680,703	$1,680,957	4.01%	3.01%

————————

(1)	Incorporates an average future constant prepayment rate assumption of 10.0% based on forward rates as of September 30, 2011.

(2)
Includes $33.3 million in non-agency securities at fair value, which are accounted for on the balance sheet net of $26.4 million in repurchase agreement funding, for a net fair value of $7.0 million in Linked Transactions.

Actual maturities of securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of September 30, 2011, the weighted average final contractual maturity of the securities in our investment portfolio was 21 years. The estimated weighted average years to maturity of the agency securities in the table below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. The estimated weighted average years to maturity for non-agency securities include the impact of expected credit losses. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments and credit losses are dependent on many factors and actual prepayments and credit losses could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments and credit losses. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans, or other factors could significantly change the prepayment landscape.
The following table summarizes our agency and non-agency securities at fair value, according to their estimated weighted average life classifications as of September 30, 2011 (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Agency Securities
Less than or equal to one year	$—	$—	—%
Greater than one year and less than three years	98,036	98,278	4.68%
Greater than or equal to three years and less five years	1,357,592	1,355,617	4.06%
Greater than or equal to five years	166,089	165,852	4.38%
Total/ weighted average	$1,621,717	$1,619,747	4.13%

Non-Agency Securities (1)
Less than or equal to one year	$—	$—	—%
Greater than one year and less than three years	9,992	9,950	5.43%
Greater than or equal to three years and less five years	35,401	35,747	3.79%
Greater than or equal to five years	13,847	15,259	0.40%
Total/ weighted average	$59,240	$60,956	2.29%
————————

(1)
Includes $33.3 million in non-agency securities at fair value, which are accounted for on the balance sheet net of $26.4 million in repurchase agreement funding, for a net fair value of $7.0 million in Linked Transactions.

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of September 30, 2011, our agency portfolio was purchased at a net premium to par value of 106.2%.
In determining the estimated weighted average life to maturity and yield of our securities, we have estimated that the CPR over the remaining projected life of our aggregate investment portfolio is 10.0% as of September 30, 2011. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, changes to GSE underwriting practices or programs, such as the changes to the HARP program recently announced by FHFA, can materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Therefore, changes to GSE buyout or modification practices can also materially impact prepayments. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds. For non-agency securities, in addition to voluntary prepayments, the calculation of the weighted average life to maturity includes projections of defaults and severities. These projections are subject to many factors including interest rates, house prices and unemployment and projections could differ materially from our estimates.
As of September 30, 2011, our investment portfolio was primarily financed through repurchase agreements with 22 financial institutions. In addition, less than 6% of our equity at risk was with any one counterparty as of September 30, 2011, with the top five counterparties representing less than 19% of our equity at risk. The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2011 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Original Days to Maturity
Repurchase Agreements
30 days or less	$719,467	0.28%	29
31 - 60 days	233,322	0.29%	54
61 - 90 days	360,222	0.32%	71
91 - 120 days	106,713	0.28%	92
Greater than 120 days	14,803	0.51%	363
Total / Weighted Average	$1,434,527	0.30%	52

Linked Repurchase Agreements
30 days or less	$8,813	1.93%	30
31 - 60 days	—	—%	—
61 - 90 days	3,069	2.20%	86
91 - 120 days	14,505	1.54%	91
Greater than 120 days	—	—%	—
Total / Weighted Average	$26,387	1.75%	70
As of September 30, 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on the three month LIBOR rate, summarized in the table below (dollars in thousands).

Current Maturity Date for Interest Rate Swaps	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.30%	$210	2.9
2015	450,000	0.85%	0.30%	683	3.7
2016	250,000	1.23%	0.30%	(528)	4.8
2018 (1)	25,000	1.73%	N/A	(29)	7.1
Total	$825,000	0.97%	0.30%	$336	4.0
————————

(1)	Includes a $25.0 million forward starting swap at September 30, 2011 that starts in November 2011.

RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated balance sheet as of September 30, 2011 (dollars in thousands, except per share amounts):

Balance Sheet Data:
Investment portfolio, at fair value	$1,654,625
Total assets	$1,870,546
Repurchase agreements	$1,434,527
Total liabilities	$1,670,796
Total stockholders’ equity	$199,750
Net asset value per common share (1)	$19.96
————————

(1)	Net asset value per common share was calculated by dividing our total stockholders' equity by the number of our common shares outstanding.

The table below presents our consolidated statement of operations and key statistics from commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands, except per share amounts):

Interest income:
Interest income
Agency securities	$4,039
Non-agency securities	65
Other	24
Interest expense	(383)
Net interest income	3,745

Other gains (losses):
Realized gain on securities, net	2,462
Realized loss on other derivatives, net	(3,412)
Realized loss on periodic settlements of interest rate swaps, net	(577)
Unrealized gain on agency securities, net	1,970
Unrealized loss on non-agency securities, net	(747)
Unrealized gain on other derivatives, net	819
Unrealized loss and net interest income on linked transactions, net (1)	(813)
Total other losses, net	(298)

Expenses:
Management fees	431
General and administrative expenses	550
Total expenses	981
Net income	$2,466

Average agency securities, at cost	$991,237
Average non-agency securities, at cost (2)	$28,020
Average total assets, at fair value	$1,227,849
Average repurchase agreements (3)	$942,335
Average stockholders' equity	$199,229

Agency securities, at fair value - as of period end	$1,621,717
Non-agency securities, at fair value - as of period end	$25,918
Linked transactions net, at fair value - as of period end	$6,990

Average coupon (4)	4.13%
Average asset yield (5)	2.86%
Average cost of funds (6)	0.73%
Average net interest rate spread (7)	2.13%

Average actual CPR for the period	4.0%
Average forecasted CPR as of period end	10.0%

Leverage (average during the period) (8)	4.7x

Leverage (as of period end) (9)	7.8x

Expenses % of average assets (10)	0.55%
Expenses % of average stockholders' equity (11)	3.39%

Dividends declared per common share	$0.20
Net return on average stockholders' equity (12)	8.50%
————————

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.

(1)	Includes $1.0 million in net unrealized losses, net of $0.2 million of net interest income.

(2)	Average non-agency securities, at cost, for the stub period include approximately $20.2 million that are classified as Linked Transactions on the balance sheet.

(3)	Average repurchase agreements for the period include approximately $15.0 million of repurchase agreement borrowings that are classified as Linked Transactions on the balance sheet.

(4)
Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on securities (including those related to Linked Transactions) by our daily weighted average securities held.

(5)
Weighted average asset yield for the period was calculated by dividing our total interest income on securities (including those related to Linked Transactions), less amortization of premiums and discounts, by our daily weighted average securities held.

(6)
Weighted average cost of funds for the period was calculated by dividing our total interest expense (including funding of Linked Transactions and periodic settlements of interest rate swaps), by our daily weighted average repurchase agreements for the period.

(7)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds from our weighted average asset yield.

(8)
Leverage during the period was calculated by dividing our daily weighted average repurchase agreements (including those related to Linked Transactions), for the period by our average month-ended stockholders' equity for the period.

(9)
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements (including those related to Linked Transactions) and net receivable / payable for unsettled agency securities by our total stockholders' equity at period end.

(10)	Expenses as a percentage of average total assets was calculated by dividing our total expenses by our average total assets for the period.

(11)	Expenses as a percentage of average stockholders' equity was calculated by dividing our total expenses by our average month-ended stockholders' equity.

(12)	Annualized net return on average stockholders' equity for the period was calculated by dividing our net income by our average month-ended stockholders' equity on an annualized basis.
Interest Income and Asset Yield
Interest income of $4.1 million from commencement of operations on August 9, 2011 through September 30, 2011 was comprised of the following (dollars in thousands):

Agency securities	$4,039
Non-agency securities (1)	65
Other	24
Interest income	$4,128
————————

(1)
Interest income from non-agency securities of $0.1 million does not include $0.2 million of interest income from non-agency securities which is included in unrealized loss and net interest income on linked transactions, net on the consolidated statement of operations.

Our average asset yield and average coupon was 2.9% and 4.1%, respectively, for the period ended September 30, 2011, while the average amortized cost basis of our agency investment portfolio was 106.2% of par value for the period ended September 30, 2011.
We amortize premiums and discounts associated with securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 10.0% as of September 30, 2011. The actual CPR realized for individual agency securities in our investment portfolio was approximately 4.0% for the period ended September 30, 2011.
Interest income for the period ended September 30, 2011 is net of $1.2 million of amortization of net premium. The unamortized premium balance of our aggregate agency portfolio was $95 million as of September 30, 2011.
Leverage
Our leverage as of September 30, 2011 was 7.3x our stockholders’ equity. When adjusted for the net payable for securities purchased but not yet settled and repurchase agreements within Linked Transactions, our leverage ratio was 7.8x our stockholders’ equity as of September 30, 2011. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels.
The table below presents our average and period end repurchase agreement balances outstanding and average leverage ratios from commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Period Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2011	$942,335	$1,460,914	$1,460,914	0.31%	0.32%	4.7x	7.3x	7.8x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

(2)
Average leverage for the period was calculated by dividing our daily weighted average repurchase agreements (including those within Linked Transactions) by our average month-ended stockholders’ equity for the period.

(3)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements (including those within Linked Transactions) by our stockholders’ equity at period end.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our repurchase agreements (including those within Linked Transactions) and net payables and receivables for unsettled agency securities by our total stockholders’ equity at period end.

Interest Expense and Cost of Funds
Interest expense was $0.4 million for the period ended September 30, 2011 comprised of interest on our repurchase agreements. In addition, we recorded $0.6 million of expense related to our interest rate swaps which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statement of operations.
From commencement of operations on August 9, 2011 through September 30, 2011, our average repurchase agreement balance outstanding (including those within Linked Transactions) was $942.3 million with an average interest rate on our repurchase agreements of approximately 0.32%. Including the net impact of interest rate swaps, the cost of funds for the period ended September 30, 2011 was 0.73%.
Realized Gain on Securities, Net
The following table is a summary of our net realized gain on securities from our commencement of our operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

	Agency Securities	U.S Treasury Securities	Total
Securities sold, at cost	$416,632	$75,441	$492,073
Proceeds from securities sold (1)	419,024	75,511	494,535
Net gains on sale of securities	$2,392	$70	$2,462

Gross gains on sale of securities	$2,481	$70	$2,551
Gross losses on sale of securities	(89)	—	(89)
Net gains on sale of securities	$2,392	$70	$2,462

————————

(1)	Proceeds include cash received during the period, plus receivable as of September 30, 2011 for securities sold during the period.
Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the period presented was largely focused on positioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (loss) on Derivatives, Net
The following table is a summary of our realized and unrealized gain (loss) on derivatives, net, from commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

Realized loss on periodic settlements of interest rate swaps, net	$(577)

Realized loss from other derivatives:
TBA securities	(1,844)
U.S Treasury securities sold short	(1,568)
Total realized loss from other derivatives, net	(3,412)

Unrealized (loss) gain from other derivatives:
TBA securities	521
Interest rate swaps	336
U.S Treasury securities sold short	(38)
Total unrealized gain from other derivatives, net	819

Unrealized loss and net interest income on Linked Transactions, net
Unrealized loss on Linked Transactions	(969)
Net interest income on Linked Transactions	156
Total unrealized loss and net interest income on Linked Transactions, net	(813)

Total loss from derivatives, net	$(3,983)

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $0.4 million for the period ended September 30, 2011.
General and administrative expenses were $0.6 million for the period ended September 30, 2011. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses.
Our total management fee and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis was 3.39% for the period ended September 30, 2011.
Dividends
For the period ended September 30, 2011, we declared a dividend of $0.20 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. For the REIT distribution requirement, we can treat dividends declared by September 15 and paid by December 31 of the subsequent year as having been a distribution of our taxable income for our prior tax year. For excise tax purposes, dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year. As of September 30, 2011, we had an estimated $0.3 million of dividends declared in excess of taxable income related to our 2011 tax year, net of the September 30, 2011 dividend payable of $2.0 million. However, for the year ending December 31, 2011, we do not expect to have declared dividends in excess of our taxable income. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and investment securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled and temporary differences in the CPR used to amortize premiums or accrete discounts. In addition, under GAAP, certain non-agency securities underlying our Linked Transactions are not reported as securities; however, for purposes of determining our REIT taxable income, all non-agency securities, including those underlying Linked Transactions, are treated as being owned by us and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to Federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
Equity Capital
On August 9, 2011, we completed our IPO by selling 8.0 million shares of our common stock at $20.00 per share for proceeds, net of offering costs, of $159.3 million. Concurrent with the IPO, American Capital purchased 2.0 million shares of our common stock in a private placement at $20.00 per share, for aggregate proceeds of $40.0 million. As part of the IPO, our Manager paid the underwriters' fee of $6.2 million.

We and our Manager, our directors and our executive officers have severally agreed that, for a period of 180 days after August 3, 2011, the date of the underwriting agreement, we and they will not, without the prior written consent of the representatives of the underwriters, dispose of or hedge any shares of our common stock, subject to certain exceptions and extension in certain circumstances. American Capital has agreed that, for a period of 365 days after August 3, 2011, it will not, without the prior written consent of the representatives of the underwriters, dispose of or hedge any of the shares of our common stock that it purchased in the concurrent private placement, subject to certain exceptions.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for agency securities purchased but not yet settled and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 7.8x the amount of our stockholders’ equity as of September 30, 2011. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 22 financial institutions, which are described below. As of September 30, 2011, borrowings under repurchase arrangements secured by agency and non-agency securities totaled $1.4 billion and $10.0 million, respectively and net payables for securities not yet settled was $96.5 million. As of September 30, 2011, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2011.
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the securities securing our repurchase agreements and prepayments on the mortgages securing such securities. As of September 30, 2011, we have met all margin requirements. We had unrestricted cash and cash equivalents of $61.4 million and unpledged securities of $356.1 million, excluding net unsettled purchases and sales of agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2011.

Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. If our repurchase agreement lenders default on their obligations to resell the underlying securities back to us at the end of the term, we could incur a loss equal to the difference between the value of the securities and the cash we originally received. On October 31, 2011, MF Global Holdings, Ltd., an affiliate of MF Global Inc., a counterparty to one of our master repurchase agreements, filed for Chapter 11 in a U.S. bankruptcy court. As of October 31, 2011, we had no counterparty exposure with MF Global Inc.
We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of TBA agency securities and other instruments.
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2011 and the related activity for the period ended September 30, 2011.
Off-Balance Sheet Arrangements
As of September 30, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, credit risk, extension risk and inflation risk.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the general level of interest rates can also affect our periodic settlements of interest rate swaps and the value of our interest rate swaps which impact our net income. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Our profitability and the value of our investment portfolio (including derivatives used for economic hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income (including the effect on Linked Transactions and interest rate swaps) and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected securities prices relies on assumptions that define specific securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, the table below also does not include the impact of leverage, which generally has the effect of increasing the impact of the percentage change in projected portfolio value on stockholders equity by a factor of leverage plus one. Lastly, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our investment securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income (1)	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 basis points	(10.1)%	(1.3)%
+50 basis points	(4.0)%	(0.5)%
-50 basis points	(1.6)%	0.1%
-100 basis points	(10.6)%	(0.4)%
————————
(1)     Includes the effect on Linked Transactions and interest rate swaps.
Prepayment Risk

Premiums and discounts associated with the purchase of agency securities and non-agency securities of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Furthermore, changes to the GSE's underwriting standards, further modifications to existing U.S. government sponsored programs such as HARP, or the implementation of new programs could materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of September 30, 2011, the fair value of these securities was $1.7 billion. When the spread between the yield on our securities and U.S. treasury securities or swap rates widens, this could cause the value of our securities to decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity. changes in required rates of return on different assets, or changes in risk premiums associated different types of assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are mortgage-backed securities and cash.  As of September 30, 2011, we had unrestricted cash and cash equivalents of $61.4 million and unpledged securities of $356.1 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
Credit Risk
We are exposed to credit risk related to our non-agency investments and certain derivative transactions. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. There is no guarantee our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
Extension Risk
The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans or default on their loans. In general, we use interest rate swaps to help manage our funding cost on our investments in the event that interest rates rise. These swaps allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our securities collateralized by fixed rate mortgages to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Inflation Risk
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily by our net income as calculated for income tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, we had no legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424(b) on August 5, 2011 with the Securities and Exchange Commission in connection with our initial public offering, except as described below.
You should carefully consider the risks described below and all other information contained in this interim report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.
Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us.
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool agency securities as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency securities. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat whole pool non-agency securities as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently intend to treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.

The mortgage related investments that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the Investment Company Act.
The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 3, 2011, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-173238) relating to our IPO. The offering date was August 3, 2011. The IPO was underwritten by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, acting as the representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Wells Fargo Securities, LLC, JMP Securities LLC, Mitsubishi UFJ Securities (USA), Inc., Nomura Securities International, Inc. and RBC Capital Markets, LLC. We registered 17.5 million shares of our common stock, par value $0.01 per share, pursuant to the Registration Statement referenced above. On August 9, 2011, we sold 8.0 million shares of common stock in our IPO at a price to the public of $20.00 per share for an aggregate offering price of approximately $160.0 million. As part of the IPO, our Manager paid the underwriters' fee of $6.2 million. We incurred approximately $0.7 million of offering expenses in connection with the IPO. None of the underwriting fee or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the offering expenses paid by us, the net proceeds from the offering equaled approximately $159.3 million.
In a concurrent private placement, we sold American Capital 2.0 million shares of our common stock at a price of $20.00 per share, for aggregate proceeds of approximately $40.0 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold to American Capital. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to American Capital.
We invested, on a leveraged basis, the net proceeds from the IPO and concurrent private placement in our targeted assets, which include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. We also temporarily invested some of the net proceeds in readily marketable, short-term, interest-bearing investments, including money market accounts that are consistent with our intention to qualify as a REIT. These temporary investments are expected to provide a lower net return than we hope to achieve from our targeted assets.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits:
Exhibit No.	Description
3.1	American Capital Mortgage Investment Corp. Articles of Amendment and Restatement.

*3.2
American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Form S-11 (Registration Statement No. 333-173238), filed July 20, 2011.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith as Exhibit 3.1.

*4.3
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

10.1	Management Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital MTGE Management, LLC.

10.2	Amendment and Joinder Agreement, dated September 30, 2011, by and between American Capital Mortgage Investment TRS, LLC and American Capital MTGE Management, LLC.

10.3	Stock Purchase Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

10.4
Underwriting Agreement, dated August 3, 2011, by and among American Capital Mortgage Investment Corp., American Capital MTGE Management, LLC and Citigroup Global Markets Inc., Deutsche Bank
Securities, Inc., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule I thereto.

10.5	Registration Rights Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

10.6	License Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

*10.7
American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*10.8
Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Fully or partly previously filed.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	American Capital Mortgage Investment Corp. Articles of Amendment and Restatement.

*3.2
American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Form S-11 (Registration Statement No. 333-173238), filed July 20, 2011.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith as Exhibit 3.1.

*4.3
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

10.1	Management Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital MTGE Management, LLC.

10.2	Amendment and Joinder Agreement, dated September 30, 2011, by and between American Capital Mortgage Investment TRS, LLC and American Capital MTGE Management, LLC.

10.3	Stock Purchase Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

10.4
Underwriting Agreement, dated August 3, 2011, by and among American Capital Mortgage Investment Corp., American Capital MTGE Management, LLC and Citigroup Global Markets Inc., Deutsche Bank
Securities, Inc., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule I thereto.

10.5	Registration Rights Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

10.6	License Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd.

*10.7
American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*10.8
Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Fully or partly previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

Date:	November 10, 2011	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer