Form 10-K
period 2011-12-31
American Capital Mortgage Investment Corp.
filed 2012-02-21
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

Commission file number 001-35260

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

Maryland	45-0907772
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 Bethesda Metro Center
14th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 968-9220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐.        No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐.        No ☑.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☑

As of June 30, 2011, there was no established public trading market for the registrant's securities and the registrant had no voting common shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

As of February 14, 2012, there were 10,012,100 shares of the Registrant's common stock outstanding.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
2011 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Our Company
American Capital Mortgage Investment Corp. ("MTGE", the "Company", "we", "us", and "our") was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”) of 8.0 million shares of common stock. Concurrent with our IPO, American Capital, Ltd. ("American Capital") purchased 2.0 million shares of our common stock in a private placement. We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital. We do not have any employees. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives and other mortgage-related investments.
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments.
We consider the following areas of focus to be critical to our success in meeting our investment objectives:

1.	Careful asset selection

2.	Active portfolio management

3.	Prudent risk management
Through research, investment underwriting analysis and disciplined asset selection, our Manager seeks to build a portfolio of mortgage investments with attractive risk-adjusted yields. Our Manager evaluates investment opportunities by reviewing: cash flow characteristics of underlying mortgages and properties; borrower credit quality; regional economic factors, including the potential for growth or contraction, future demand for residential and commercial properties and the potential for home price appreciation or deprecation; and potential drivers of defaults and loss characteristics of underlying collateral.
We seek to profit not only from current earnings generated by our investment portfolio, but also from the identification of investment opportunities whose relative value, arising from current or expected market trends and dislocations, has diverged from other investment opportunities. Specifically, we evaluate the risk/return characteristics of individual investment opportunities against other mortgage investment opportunities as well as opportunities in other investment sectors. We focus our asset selection on investments that are expected to generate attractive returns relative to other investments with similar levels of risk and are anticipated to benefit from expected trends within the mortgage market.
The factors our Manager considers in selecting non-agency mortgage investments include, but are not limited to, items such as interest rates, property prices, other economic indicators and loan level and borrower characteristics. These factors drive our Manager's projections of prepayments, loan modifications, defaults and loss severities. In addition, these loan cash flow projections, which may be adjusted to reflect servicer specific behavior, in combination with the deal structure, allow our

Manager to project security returns under a variety of scenarios and to select securities that provide attractive returns given the specific level of risk.
We believe that the residential mortgage market will undergo dramatic change in the coming years and we expect our target asset allocation to evolve as opportunities emerge and the government, through the GSEs and the Federal Housing Administration ("FHA"), modifies its involvement in the U.S. housing finance market. Currently, the GSEs (along with the FHA) guarantee approximately 90% of all new mortgage production within the United States and, consequently, the early allocation of our capital has been significantly directed toward agency mortgage investments. Depending on the pace of regulatory reform, the wind down and run-off of the GSE portfolios, the GSEs' level of participation in new securitizations and other factors affecting the housing market, we expect our allocation of capital to agency mortgage investments to eventually range from approximately 75% to 25%, with an allocation of approximately 25% to 75% to non-agency mortgage investments and other mortgage-related investments (other mortgage-related investments account for 0% to 25% of the latter range).
Our active management strategy involves buying and selling assets in all sectors of the mortgage market. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell instruments that our Manager no longer believes provide attractive risk-adjusted returns relative to other sectors of the mortgage market.
Our Manager employs expertise and experience to finance selected assets within our investment portfolio, and to prudently hedge our investment portfolio to manage interest rate, prepayment and credit risks as appropriate.
Our Targeted Investments
We may invest in, finance and manage mortgage-related investments, which we define as agency mortgage investments, non-agency mortgage investments and other mortgage-related investments, including the principal assets set forth in each of the following asset classes:

•	Agency Mortgage Investments

◦
Residential mortgage pass-through certificates. Residential mortgage pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from underlying collateral on a pro rata basis among certificate holders. The payment of principal and interest on these securities is guaranteed by Ginnie Mae or a GSE.

◦
CMOs. CMOs are securities that are structured instruments representing interests in agency residential pass-through certificates. CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the CMO and some securities may only receive interest payments while others receive only principal payments.

The agency securities that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.
Agency securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency securities provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and scheduled and unscheduled principal payments (referred to as “prepayments”) made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.
The investment characteristics of agency securities differ from those of traditional fixed-income securities. Major differences include the payment of interest and principal on the securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or programs that may or may not be directed or influenced by the administration or by Congress could also significantly impact prepayment rates or expectations. The recently announced enhancement to the HARP program, commonly known as HARP 2.0, is an example of such a change. Also the pace at which the loans underlying our securities become seriously delinquent or are modified can materially impact the timing of GSE repurchases of these loans from our securities and, thus, the rate of prepayments. Generally, prepayments on agency securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
When interest rates are declining, the value of agency securities with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of agency securities and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as “extension risk”.
Agency securities are collateralized by pools of fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”) or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.
Freddie Mac Certificates
Freddie Mac is a stockholder-owned, federally-chartered corporation created pursuant to an act of the U.S. Congress on July 24, 1970. During September 2008, the Federal Housing and Finance Agency ("FHFA") placed Freddie Mac into conservatorship. As the conservator of Freddie Mac, FHFA controls and directs the operations of Freddie Mac. The principal activity of Freddie Mac currently consists of purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage-backed securities (“MBS”) sold to investors. Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder's pro rata share of the unpaid principal balance of the related mortgage loans. The U.S. Treasury has committed agency capital to Freddie Mac to support its positive net worth through 2012.
Freddie Mac certificates are backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. Freddie Mac certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased). Freddie Mac certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate Freddie Mac certificates (“Freddie Mac ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under Freddie Mac's standard ARM programs adjust in relation to the Treasury index.
Other specified indices used in Freddie Mac ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-

indexed Freddie Mac ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of Freddie Mac ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain Freddie Mac programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Freddie Mac or by the seller of the loan to Freddie Mac at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.
Fannie Mae Certificates
Fannie Mae is a stockholder owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act, created in 1938 and rechartered in 1968 by Congress as a stockholder owned company. During September 2008, FHFA placed Fannie Mae into conservatorship. As the conservator of Fannie Mae, FHFA controls and directs the operations of Fannie Mae. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to each MBS trust that issues Fannie Mae certificates that it will supplement the amounts received by the MBS trust from the underlying mortgage loans as required to make the timely payment of monthly principal and interest on the certificates it has issued. The U.S. Treasury has committed agency capital to Fannie Mae to support its positive net worth through 2012.
Fannie Mae certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does not exceed 40 years. Fannie Mae certificates may pay interest at a fixed rate or an adjustable rate. Each series of Fannie Mae ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae's guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Fannie Mae ARM certificates equal the applicable index rate plus a specified number of percentage points. The majority of series of Fannie Mae ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.
Ginnie Mae Certificates
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development, or HUD. The National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of the principal of and interest on certificates that represent an interest in a pool of mortgages insured by FHA, or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.
At present, most Ginnie Mae certificates are backed by single-family mortgage loans. The interest rate paid on Ginnie Mae certificates may be a fixed rate or an adjustable rate. The interest rate on Ginnie Mae certificates issued under Ginnie Mae's standard ARM program adjusts annually in relation to the Treasury index. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.
Agency Debentures
We may also invest in agency debenture securities, which consist of agency debentures issued by Freddie Mac, Fannie Mae, or the FHLB, a GSE. The agency debentures in which we may invest are not backed by collateral, but by the integrity and credit worthiness of the issuing GSE.

•	Non-Agency Mortgage Investments

◦
Non-agency RMBS. Non-agency RMBS are securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. As such, non-agency RMBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency RMBS securities. We may purchase highly-rated instruments that benefit from credit enhancement or non investment grade instruments that absorb credit risk. We focus primarily on non-agency RMBS where the underlying mortgages are secured by residential properties within the United States.

◦
Prime mortgage loans. Prime mortgage loans are residential mortgage loans that conform to the underwriting guidelines of a U.S. Government agency or a GSE but that do not carry any credit guarantee from either a U.S. Government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except as to loan size.

◦
Non-prime mortgage loans. Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. Government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. This category includes loans commonly referred to as Alt-A or as subprime.

•	Other Mortgage-Related Investments

◦
Commercial mortgage-backed securities, or CMBS. Commercial mortgage-backed securities are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting for servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, from debt investments with investment grade ratings from one or more nationally recognized rating agencies to unrated equity tranches. We intend to focus on CMBS where underlying collateral is secured by commercial properties located within the United States.

◦
Commercial mortgage loans. Commercial mortgage loans are mortgage loans secured by commercial real property with either fixed or floating interest rates and various other terms. These investments may include first or second lien loans or subordinated interests in such loans. In addition, such mortgage loans may also have short terms and serve as bridge financing for the acquisition, construction, or redevelopment of a property. We intend to focus on mortgage loans secured by commercial properties located within the United States.

◦
Mortgage-related derivatives. As part of our investment and risk management strategy, we may enter into derivative transactions as a method of enhancing our risk/return profile and/or hedging existing or emerging risks within our investment portfolio. These transactions may include, but are not limited to, buying or selling forward positions and credit default swaps. Our Manager's implementation of this strategy is based upon overall market conditions, the level of volatility in the mortgage market, size of our investment portfolio and our intention to qualify as a REIT.

◦
Other mortgage-related investments. Other mortgage-related investments include mortgage servicing rights, excess interest-only instruments and other investments that may arise as the mortgage market evolves.

Investment Methods
We purchase mortgage-backed securities either in initial offerings or on the secondary market through broker/dealers or similar entities. We may also enter into arrangements with originators and intermediaries to source collateral for mortgage-backed securities.
We utilize to-be-announced forward contracts (“TBAs”) in order to invest in agency securities or to hedge our investments. Pursuant to these TBAs, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase agency securities through TBAs may be limited by applicable REIT requirements.
We may invest directly in non-agency residential mortgage loans (prime mortgage loans and non-prime mortgage loans) through direct purchases of loans from mortgage originators and through purchases of loans on the secondary market.

We may also enter into purchase agreements with a number of loan originators and intermediaries, including mortgage bankers, commercial banks, savings and loan associates, home builders, credit unions and other mortgage conduits. We intend to invest primarily in mortgage loans secured by properties within the United States.
Our Manager is responsible for making portfolio allocation decisions which are guided by our intent to provide attractive risk-adjusted returns over the long term through the distribution of quarterly dividends and net book value appreciation, while continuing to qualify as a REIT, and remain exempt from the registration requirements of the Investment Company Act. Our Manager's decisions depend on prevailing market conditions and may change over time in response to its view of opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our investment portfolio, our Manager's expertise investing in our target assets and the flexibility of our strategy, will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.
Investment Committee and Investment Guidelines
The investment committee established by our Manager consists of Malon Wilkus, John Erickson, Samuel Flax, Gary Kain, Jeff Winkler and Thomas McHale, each of whom is an officer of our Manager. The role of the investment committee is to monitor the performance of our Manager with respect to our investment guidelines and investment strategy, to monitor our investment portfolio and to monitor our compliance requirements related to our intention to qualify as a REIT and to remain exempt from registration as an investment company under the Investment Company Act. The investment committee meets as frequently as it believes is required to maintain prudent oversight of our investment activities. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments, but receives notification in the event that we operate outside of our operating policies or investment guidelines.
Our Board of Directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction; and

•	our investment portfolio shall not consist of predominantly whole-pool agency securities for so long as we are managed by an affiliate of American Capital.
The investment committee may change these investment guidelines at any time with the approval of our Board of Directors (which must include a majority of our independent directors), but without any approval from our stockholders.
Our Financing Strategy
As part of our investment strategy, we prudently leverage our investment portfolio to increase potential returns to our stockholders. We may finance our investments, subject to market conditions, through a combination of other financing arrangements, including, but not limited to, repurchase agreements, warehouse facilities, securitizations, term financing facilities and dollar roll transactions. We primarily finance our investments by entering into short-term master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of fewer than 30 days or more than one year.
We have entered into master repurchase agreements with 22 financial institutions as of December 31, 2011. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.

Our leverage may vary periodically depending on market conditions, our portfolio composition and our Manager's assessment of risks and returns. We finance different asset classes through the most efficient means available for a particular asset class at any given time. Therefore, our overall leverage is highly dependent on our investment portfolio composition. Our Manager's selection of funding alternatives are restricted in that we may not enter into funding transactions that would cause us to fail to qualify as a REIT for federal income tax purposes.
Based on the current financing market for mortgage-backed securities, which is predominantly short-term repurchase financing, we operate our agency mortgage investment portfolio within a leverage range of 6x to 12x and our non-agency mortgage investment portfolio within a leverage range of 1x to 6x. Within each of these asset classes, the level and availability of financing are influenced by the specific security or loan being financed. Our other mortgage-related investments may include certain derivative products, which in many instances may be implicitly leveraged by their structure and, as such, the appropriate financing for such investments will be evaluated on a case-by-case basis. As the financing market evolves, we expect our leverage ranges to change, and they may well increase. Such changes will be discussed with the investment committee and our Board of Directors but do not require stockholder approval.
Our Risk Management Strategy
We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate, prepayment and credit risk to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the borrowing costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because some of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income or losses based on these rate movements. In order to mitigate such risk, we utilize certain hedging techniques to effectively lock in a portion of the spread between the interest we earn on our assets and the interest we pay on our financing costs. These hedging techniques may include interest rate swap agreements, interest rate swaptions, interest rate caps or floor contracts, futures or forward contracts and other derivative instruments.

•
Prepayment Risk. Because residential borrowers are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments earlier than anticipated, and we may have to invest that principal at potentially lower yields. Because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage our prepayment and interest rate risks, we monitor, among other things, our "duration gap" and our convexity exposure. Duration is the relative expected percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.

•
Credit Risk. We accept mortgage credit exposure at levels our Manager deems prudent within the context of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on the loans underlying our non-agency RMBS, as well as any future investments in CMBS and individual residential and commercial mortgages. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also mange credit risk with credit default swaps or other financial derivatives that our Manager believes are appropriate. Additionally, we vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.

Each of the above risk management actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. However, there can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, credit or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially as a result of the hedging strategies employed and results could suffer more than expected.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying REIT gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through our taxable REIT subsidiary, American Capital Mortgage Investment TRS, LLC (our “TRS”). Implementing our hedges through our TRS could increase the cost of our hedging activities because our TRS would be subject to tax on income and gains. We may, in the future, implement part of our hedging strategy through our TRS. To comply with the asset tests applicable to us as a REIT, we could own 100% of the stock of such subsidiary, provided that the value of the stock that we own in all such TRSs does not exceed 25% of the value of our total assets at the close of any calendar quarter.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. American Capital is a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $68 billion in assets under management and seven offices in the United States and Europe as of December 31, 2011.
The sister company of our Manager is the external manager of American Capital Agency Corp. (NASDAQ: AGNC), a publicly-traded REIT that invests exclusively in agency mortgage investments (other than limited investments entered into for hedging purposes). In connection with the initial public offering of American Capital Agency Corp., American Capital committed not to sponsor an investment vehicle that invests predominantly in agency securities that represent undivided beneficial interests in a group or pool of one or more mortgages, or whole-pool agency securities, for so long as the current manager of American Capital Agency Corp. or another affiliate of American Capital serves as the manager of American Capital Agency Corp. Thus, our investment portfolio is expected to consist of assets that are not predominantly whole-pool agency securities for so long as we are managed by an affiliate of American Capital.
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
Gary Kain is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager. Mr. Kain joined American Capital in January 2009 as a Senior Vice President and Managing Director and has served in various other roles with American Capital and its affiliates. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. Since joining Freddie Mac in 1988, Mr. Kain served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for its $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of Mortgage Portfolio Strategy at Freddie Mac.
Jeff Winkler is a Senior Vice President of our Manager and also serves as our Senior Vice President and Co-Chief Investment Officer. He is primarily responsible for managing our non-agency mortgage investment portfolio. Mr. Winkler joined our Manager in May 2011. Prior to joining our Manager, Mr. Winkler served as a Managing Director and Portfolio Manager with the Securitized Products Fund at both PointState Capital and Duquesne Capital Management from February 2009 to May 2011. The fund principally invested in non-agency RMBS and agency derivatives. Prior to joining Duquesne, Mr. Winkler was a senior trader in the non-agency business at Deutsche Bank from November 2008 to February 2009. He also worked at Lehman Brothers for six years prior to that in securitized products trading, where he held roles in their agency, non-agency, and mortgage origination business.
Peter J. Federico is the Senior Vice President and Chief Risk Officer of our Manager and also serves as our Senior Vice President and Chief Risk Officer. He is also the Senior Vice President and Chief Risk Officer of the parent company of our

Manager, American Capital Mortgage Management, LLC. Mr. Federico is also the Senior Vice President and Chief Risk Officer of American Capital Agency Corp. and of its manager, American Capital AGNC Management, LLC. He is primarily responsible for overseeing risk management activities for us and other funds managed by American Capital Mortgage Management, LLC’s subsidiaries. Mr. Federico joined our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company’s investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac’s $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management, since joining the company in 1988.
The Management Agreement
We have entered into a management agreement with our Manager with a current renewal term through August 9, 2014 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency securities. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat non-agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.
Real Estate Investment Trust Requirements
We will elect to be taxed as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels and diversity of stock and asset ownership, various qualification requirements imposed upon REITs by the Internal Revenue Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.
Taxation of REITs in General
Provided that we qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from investment in a corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
If we qualify as a REIT, we will nonetheless be subject to federal tax under certain circumstances including the following:

•	We will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

•	We may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

•
If we have net income from prohibited transactions, which are, in general, sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

•
If we should fail to satisfy the 75% gross income test or the 95% gross income test, as discussed below, but nonetheless maintain our qualification as a REIT because we satisfy other requirements, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•
If we should violate the asset tests (other than certain de minimis violations) or other requirements applicable to REITs, as described below, and yet maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty tax. In that case, the amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure.

•
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (i) the amounts that we actually distributed and (ii) the amounts we retained and upon which we paid income tax at the corporate level.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may thereby avoid the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

•
We may be required to pay monetary penalties to the Internal Revenue Service, or IRS, in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "-Requirements for Qualification-General."

•	A 100% tax may be imposed on transactions between us and a taxable REIT subsidiary, such as our TRS (as described below), that do not reflect arm's-length terms.

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize a gain on a disposition of any such assets during the ten-year period following their acquisition from the subchapter C corporation.

•
The earnings of our subsidiaries, including our TRS, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and not qualified REIT subsidiaries ("QRSs").

Requirements for Qualification-General

The Internal Revenue Code defines a REIT as a corporation, trust or association:

1.	that is managed by one or more trustees or directors;

2.	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

3.	that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;

4.	that is neither a financial institution nor an insurance company subject to specific provisions of the Internal Revenue Code;

5.	the beneficial ownership of which is held by 100 or more persons;

6.
in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer "individuals" (as defined in the Internal Revenue Code to include specified tax-exempt entities); and

7.	which meets other tests described below, including with respect to the nature of its income and assets.
The Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation's initial tax year as a REIT (which, in our case, was 2011). Our amended and restated articles of incorporation provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above.
To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a stockholder fails or refuses to comply with the demands, the stockholder will be required by Treasury regulations to submit a statement with their tax return disclosing their actual ownership of our stock and other information.
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under "Income Tests," in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see "Asset Tests" below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Taxable Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, our TRS or other taxable corporation generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.
We are not treated as holding the assets of our TRS or other taxable subsidiary corporation or as receiving any income that the subsidiary earns. Rather, the stock issued by a taxable subsidiary to us is an asset in our hands, and we treat the dividends paid to us from such taxable subsidiary, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of our TRS or other taxable subsidiary corporations in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, could be treated in our hands as non-real estate related or prohibited transactions.
Qualified REIT Subsidiaries
A QRS is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the below REIT qualification tests. We currently have no QRSs.
Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency securities and certain types of mortgage-backed securities), "rents from real property," dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments.

2.
At least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is undersecured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.
We invest in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE. We expect that these agency pass-through certificates will be treated as interests in grantor trusts for federal income tax purposes. We will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans will be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, RMBS that are not issued or guaranteed by a U.S. Government agency or a GSE, and CMBS. We expect that our investments in CMOs, non-agency RMBS and CMBS will be treated as interests in real estate mortgage investment conduits (“REMICs”) federal income tax purposes. In the case of CMOs, non-agency RMBS and CMBS treated as interests in a REMIC, such interests will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency mortgage investments, RMBS, CMBS, and other mortgage loans will be qualifying income for purposes of the REIT gross income tests. See below under "Asset Tests" for a discussion of the effect of such investments on our qualification as a REIT.
We purchase and sell agency securities through “to-be-announced” forward contracts (“TBAs”) and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
We may directly or indirectly receive distributions from our TRS or other corporations that are not REITs or QRSs. These distributions generally are treated as dividend income to the extent of the earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from a REIT, however, will be qualifying income for purposes of both the 95% and 75% gross income tests.
Any income or gain that we derive from instruments that hedge the risk of changes in interest rates will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry "real estate assets" (as described below under "Asset Tests"), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, including as a result of income and gains from the disposition of TBAs, we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under “-Taxation of REITs in General,” even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
Under The Housing and Economic Recovery Tax Act of 2008, the Secretary of the Treasury has been given broad authority to determine whether particular items of gain or income recognized after July 30, 2008, qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.
Asset Tests
At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets.

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of mortgage-backed securities and mortgage loans, as well as interests in real property and stock of other corporations that qualify as REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

2.	The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.

3.
We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of taxable REIT subsidiaries and QRSs and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below.

4.	The aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets.
We invest in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE. We expect that these agency pass-through certificates will be treated as interests in grantor trusts for federal income tax purposes. We will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, RMBS that are not issued or guaranteed by a U.S. Government agency or a U.S.
Government-sponsored entity, and CMBS. We expect that our investments in CMOs, non-agency RMBS and CMBS will be treated as interests in REMICs for federal income tax purposes. Such interests will generally qualify as real estate assets, and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest qualifies for purposes of the REIT asset and income tests.
We enter into sale and repurchase agreements under which we nominally sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the collateral that are the subject of any such agreement, notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own such collateral during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
As discussed above, we purchase and sell agency securities through TBAs and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or Government securities for purposes of the 75% asset test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets are not qualifying assets. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs.
No independent appraisals have been obtained to support our conclusions as to the value of our total assets or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.
We may purchase mortgage loans. Revenue Procedure 2011-16 discusses a modification of a mortgage loan which (or an interest in which) is held by a REIT if the modification was occasioned by a default on the loan or the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2011-16.
If we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described below.

Annual Distribution Requirements

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:
(a) the sum of
(1) 90% of our "REIT taxable income," computed without regard to our net capital gains and the deduction for dividends paid, and
(2) 90% of our net income after tax, if any, from foreclosure property, minus
(b) the sum of specified items of non-cash income.
We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.
To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income within the period described above, we will be subject to tax at ordinary corporate tax rates on the retained portion. We may elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income.
To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Such losses, however, will generally not affect the character, in the hands of our stockholders, of any distributions that are actually made as ordinary dividends or capital gains.
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, plus (y) the amounts of income we retained and on which we have paid corporate income tax.
It is possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for federal income tax purposes. For example, mortgage-backed securities that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash.
Derivatives and Hedging Transactions
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and credit risk. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts, futures or forward contracts, and credit default swaps. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. To the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.
To the extent that we hedge in other situations, the resultant income may not qualify under the 75% or the 95% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some of our hedging activities through our TRS, the income from which would be subject to federal and state income tax, rather than by participating in the arrangements directly.
Failure to Qualify
If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are available for failures of the income tests and asset tests, as described above in "Income Tests" and "Asset Tests."
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable at capital gains rates (through 2012). In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9220.
We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.MTGE.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the Securities and Exchange Commission's ("SEC") internet website at www.sec.gov.
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring mortgage-related investments, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.
Employees
We do not have any employees. We are managed by our Manager pursuant to the management agreement between our Manager and us.
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.
Risks Related to Our Relationship with Our Manager and American Capital
There are conflicts of interest in our relationship with our Manager and American Capital.
Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain, Winkler and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and as the President and a member of its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Agency Corp., a publicly-traded REIT that invests exclusively in agency mortgage investments (other than for limited investments entered into for hedging purposes) and may compete with us for acquisitions of agency mortgage-related investments. American Capital Mortgage Management, LLC is a subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. There are no restrictions on American Capital that would prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments.
Although our Manager and its affiliates have policies in place to seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocation of certain types of securities that meet our investment objectives and those of other managed funds or affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers and employees of our Manager and its affiliates face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in mortgage-related investments. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and American Capital.
Our management agreement was not negotiated on an arm's-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.
The management agreement was negotiated between related parties, and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.
We are completely dependent upon our Manager and certain personnel of American Capital or the parent company of our Manager who provide services to us through the management agreement and the administrative services agreement and we may not find suitable replacements for our Manager and these personnel if the management agreement and the administrative services agreement are terminated or such personnel are no longer available to us.
Because we have no employees or separate facilities, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement require our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations.
If we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of American Capital and our Manager's officers. American Capital or the parent company of our Manager has entered into retention agreements with certain of these officers. However, none of these individuals' continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave the parent company of our Manager or American Capital, we may be unable to execute our business plan.
We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.
Neither we nor our Manager have any employees or separate facilities. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American

Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital, LLC, the majority member of the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
If we elect not to renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.
Electing not to renew the management agreement without cause would be difficult and costly for us. With the consent of the majority of the independent members of our Board of Directors, we may elect not to renew our management agreement upon the expiration of any automatic annual renewal term, upon 180-days prior written notice. If we elect not to renew the management agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement.
Our Manager's management fee is based on the amount of our Equity and is payable regardless of our performance.
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.50% of our Equity and therefore is only increased by increases in our Equity. Increases to our Equity will primarily result from equity issuances, which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances. While our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Our Manager's entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
The management agreement provides that our Manager will not assume any responsibility other than to provide the services specified in the management agreement. The agreement further provides that our Manager is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. In addition, our Manager and its respective affiliates, managers, officers, directors, employees and members will be held harmless from, and indemnified by us against, certain liabilities on customary terms.
Our results are dependent upon the efforts of our Manager.
Our Manager's success, which is largely determinative of our own success, depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our targeted investment strategies and then identifying and consummating them on favorable terms, the level and volatility of interest rates, its ability to access on our behalf short-term and long-term financing on favorable terms and conditions in the financial markets, real estate market and the economy, as to which no assurances can be given. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.
American Capital owns a significant percentage of our common stock, which could result in significant influence over the outcome of matters submitted to the vote of our stockholders.
American Capital owns approximately 20% of our outstanding common stock as of December 31, 2011. As a result, American Capital may have significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. The interests of American Capital may conflict with, or differ from, the interests of other holders of our common stock. So long as American Capital continues to own a significant percentage of shares of our common stock, it will significantly influence all our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the management agreement with our Manager.
Our Manager and American Capital do not have extensive experience in acquiring or financing non-agency mortgage investments and other mortgage-related investments.
The parent company of our Manager employs an investment team focused on agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Although we pursue non-agency mortgage investments, prior to the recent hiring of certain non-agency mortgage investment professionals, the parent company of our Manager and its affiliates only managed investment vehicles that pursued an agency mortgage investment strategy, which may limit our ability to achieve our investment objectives.
Risks Related to Our Investing, Portfolio Management and Financing Activities
We operate in a highly competitive market for investment opportunities and more established competitors may be able to compete more effectively for investment opportunities than we can. This competition may limit our ability to acquire desirable investments in our target assets and could affect the pricing of these investments.
A number of entities compete with us to make investments. We compete with other REITs and public and private funds, including those that may be managed by affiliates of American Capital, such as American Capital Agency Corp., commercial and investment banks, commercial finance and insurance companies and other financial institutions. Our competitors may be larger and may have greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than we do or access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance and maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, competition for investments in mortgage-related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.
Our Board of Directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.
We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
Our Manager employs an active management strategy on our behalf to achieve our principal objective of generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the mortgage market, including fixed-rate and adjustable-rate agency mortgage investments, CMOs, non-agency mortgage investments, CMBS, whole loans and mortgage-related derivatives based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.
Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investments decreases;

•	the "haircut" applied to our assets under the repurchase agreements we are party to increases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.
The non-agency mortgage loans in which we invest and that underlie the non-agency MBS in which we invest may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.
Residential mortgage loans are secured by residential property and those that are not guaranteed by a U.S. Government agency or GSE are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including: acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.
Commercial mortgage loans are generally secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
RMBS evidence interests in, or are secured by, pools of residential mortgage loans. CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest may be subject to all of the risks of the respective underlying mortgage loans.
The failure of servicers to service effectively the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own would materially and adversely affect us.
Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of RMBS. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the credit support of RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).
We may not control the special servicing of the mortgage loans included in the CMBS in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. Depending on the class of CMBS we may acquire, we may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially-serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially-serviced mortgage loans that could adversely affect our interests.
Our investments may benefit from private mortgage insurance, but this insurance may not be sufficient to cover losses.
In certain instances, non-agency mortgage loans may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans in excess of the insured portion of the loans. The private mortgage insurance industry has been adversely affected by the housing market decline and this may limit an insurer's ability to perform on its insurance. Lastly, rescission and denial of mortgage insurance has increased significantly and this may affect our ability to collect on our insurance. If private mortgage insurers fail to remit insurance payments to us for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer's insolvency, we may experience a loss for the amount that was insured by such insurers, though we may maintain claims against the insurers.
Our investments may include subordinated tranches of RMBS or CMBS, which are subordinate in right of payment to more senior securities.
Our investments may include subordinated tranches of RMBS or CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.
Investments in non-investment grade RMBS or CMBS may be illiquid, may have a higher risk of default and may not produce current returns.
We may invest in RMBS or CMBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"). Non-investment grade RMBS and CMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with RMBS or CMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments are rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Our Manager's due diligence of potential investments may not reveal all of the potential liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.
Before making an investment, our Manager assesses the strengths and weaknesses of the originators, borrowers and the underlying property values, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that our Manager's due diligence process will uncover all relevant facts or that any investment will be successful.
We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic, diversification or concentration limitations, except that we expect our assets to be concentrated in mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our investment portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.
We may invest in non-prime mortgage loans or investments collateralized by non-prime mortgage loans, which are subject to increased risks.
We may invest in non-prime mortgage loans or investments collateralized by pools of non-prime mortgage loans. In general, non-prime mortgage loans are loans that have been originated using underwriting standards that do not conform to agency underwriting guidelines. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, non-prime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with non-prime mortgage loans, the performance of non-prime mortgage loans or investments backed by non-prime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business to the extent that we own agency mortgage investments.
The payments of principal and interest we receive on the agency mortgage investments in which we may invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.
Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, agency securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would materially and adversely affect the value of our agency securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected to the extent that we own agency mortgage investments.
In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an agency security and could have broad adverse implications for the market and our business, operations and financial condition.
Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. In February 2011, the U.S. Department of the Treasury and the Department of Housing and Urban Development released a report to Congress entitled "Reforming America's Housing Finance Market" in which they proposed to reduce or eliminate the role of GSEs in mortgage financing. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional agency mortgage investments and our existing agency mortgage investments could be materially and adversely impacted.
We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our mortgage-related investments, including agency mortgage investments, as collateral for our financings. Any decline in the value of agency mortgage investments, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing transactions for such investments. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from agency mortgage investments, thereby tightening the spread between the interest we earn on our agency mortgage investments and the cost of financing those assets. A reduction in the supply of agency mortgage investments could also negatively affect the pricing of agency mortgage investments by reducing the spread between the interest we earn on our investment portfolio of agency mortgage investments and our cost of financing that portfolio.
As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in agency mortgage investments guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.
Sales of agency securities by the U.S. Treasury or U.S. Federal Reserve may adversely affect the pricing of such securities.
In 2008, both the U.S. Treasury and the U.S. Federal Reserve established agency security purchase programs under which they each purchased agency securities in the open market. The agency security purchase programs initiated by the U.S. Treasury and the U.S. Federal Reserve have expired. The U.S. Treasury announced on March 21, 2011 that it intends to sell its portfolio of agency mortgage-backed securities, which it valued at $142 billion, over the course of the following twelve months. The U.S. Federal Reserve Board also holds $1.25 trillion of agency mortgage-backed securities, and it is possible that the U.S. Federal Reserve could follow the lead of the U.S. Treasury and begin to sell all or a portion of the mortgage-backed securities that it owns. This sale of agency securities by the U.S. Treasury or U.S. Federal Reserve may adversely affect the pricing of such securities during the remaining term of these portfolios.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, residential mortgage-backed securities.
The U.S. Government, through the U.S. Federal Reserve, the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program ("HARP"), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. Especially with non-agency securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage-backed securities that we may purchase.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act, or EESA, was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans and will impact the formation of new issuances of non-agency securities. The Dodd-Frank Act also creates a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which will now oversee many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.
In addition, the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.
To the extent that we invest in agency mortgage investments that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these GSEs may not be able to satisfy fully their guarantee obligations or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.
The interest and principal payments we receive on the agency mortgage investments in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not explicitly guaranteed by the U.S. Government. All the agency securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities.
As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to the FHFA's appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA's appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac's mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.
If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency securities issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If FHFA were to transfer Freddie Mac or Fannie Mae's guarantee obligations to another party, holders of agency mortgage investments would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.
Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on agency mortgage investments in which we may invest or make it more difficult to acquire attractive non-agency mortgage investments.
In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our targeted investments include adjustable-rate mortgages and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the availability of the asset class. More lenient underwriting standards could also substantially reduce the supply and attractiveness of non-agency opportunities.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
Deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices in their various jurisdictions. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in RMBS or residential whole loans, we expect our Manager to carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
Market conditions have disrupted the historical relationship between interest rate changes and prepayment trends, which make it more difficult for our Manager to analyze our investment portfolio.
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that we may own or that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The recent dislocations in the residential mortgage market and other developments have disrupted the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial position and results of operations.
Continued adverse developments in the broader residential mortgage market may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2012 and beyond. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on RMBS and CMBS in which we intend to invest in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from the mortgage-backed securities and whole loans in our investment portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.
Most of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
In certain cases, our Manager's determination of the fair value of our investments include inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.
Declines in value of the assets in which we invest will adversely affect our financial position and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-related securities are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings. As a result, a decline in fair values of our mortgage-related securities could reduce both our earnings and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.
Failure to procure adequate repurchase agreement financing or to renew or replace existing repurchase agreement financing as it matures (to which risk we are specifically exposed due to the short-term nature of the repurchase agreement financing we employ) would adversely affect our results of operations.
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market for such financing;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.
We cannot assure you that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. Since 2008, there have been several mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as financing counterparties. This has resulted in fewer potential counterparties operating in the market. In addition, since 2008 many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed mortgage-backed securities that have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to curtail their lending activities, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into master repurchase agreements with a number of financial institutions. We borrow under certain of these master repurchase agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.
If lenders pursuant to our repurchase transactions default on their obligations to resell the underlying collateral back to us at the end of the transaction term, or if the value of the collateral has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.
When we engage in a repurchase transaction, we initially transfer securities or loans to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the "haircut." As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy. We may not be able to secure a suitable replacement facility on acceptable terms or at all.
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash uninvested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Our rights under our repurchase agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Increases in interest rates reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. An increase in short-term interest rates would increase the amount of interest owed on the short-term financing arrangements we enter into to finance the purchase of the assets, such as repurchase agreements. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
The lack of liquidity in our investments may adversely affect our business.
We may invest in securities, whole loans or other instruments that are not liquid or that could become illiquid. It may be difficult or impossible to obtain third party valuations on these investments and these instruments typically experience greater price volatility than instruments for which a ready market exists. In addition, validating pricing for these instruments may be more subjective than more liquid investments. The lack of liquidity for certain asset classes that we may invest in may make it difficult for us to sell such investments should the need or desire arise. In addition, if we are required to liquidate all or a portion of our investment portfolio quickly, we may realize significant losses. As a result, our ability to change our investment portfolio in response to changing market conditions may be limited, which could adversely affect our results of operations and financial condition.
Additionally, proposed legislation and regulations, such as the Volker Rule, could limit certain market participants' abilities to make markets in certain securities, including non-agency securities. These rules have the potential to significantly reduce the liquidity within these markets, making it more difficult for us to sell such investments and may significantly impact the price volatility of the asset class.
Differences in timing of interest rate adjustments on adjustable-rate assets or the tenor of fixed rate assets we acquire and our borrowings may adversely affect our profitability.
Assets we acquire may have interest rates that vary over time based upon changes in an objective index, such as:

•	LIBOR, which is the interest rate that banks in London offer for deposits in London of U.S. dollars;

•	the Treasury rate, which is a monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board; or

•	the CD rate, which is the weekly average or secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.
These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings. In addition, we may rely primarily on short-term borrowings to acquire securities or loans with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.
Interest rate caps on mortgages backing our adjustable rate securities may adversely affect our profitability.
Adjustable-rate mortgages that we may purchase or that may back securities that we purchase will typically be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage loan we may purchase or that may back securities that we may purchase. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps on mortgages could limit the interest rates on our investments in ARMs. This problem is magnified for hybrid ARMs and ARMs that are not fully indexed. Further, some hybrid ARMs and ARMs may be subject to periodic payment caps on the mortgages that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid ARMs and ARMs than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.
An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, mortgages, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, while a decrease in interest rates may cause an increase in the volume of newly issued, or investor demand for, mortgages, which could negatively affect the valuations for our investments and may adversely affect our liquidity.
Rising interest rates generally reduce the demand for credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of investments available to us, which could affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of securities or loans with yields that exceed our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected.
Declining interest rates generally increase the demand for credit, including mortgage loans, due to the lower cost of borrowing. An increase in the volume of mortgage loans originated may negatively impact the valuation for our investment portfolio. A negative impact on valuations of our assets could have an adverse impact on our liquidity profile in the event that we are required to post margin under our repurchase agreements, which could materially and adversely impact our business.

Because we may invest in fixed-rate assets, an increase in interest rates on our borrowings may adversely affect our book value or our net interest income.
Increases in interest rates may negatively affect the market value of our investments. Any fixed-rate securities or loans we invest in generally will be more negatively affected by these increases than adjustable-rate securities or loans. In accordance with GAAP, we are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income. Furthermore, if our funding costs are rising while our interest income is fixed, our net interest income will contract and could become negative.
Changes in prepayment rates may adversely affect our profitability.
Our investment portfolio includes securities backed by pools of mortgage loans. For securities backed by pools of mortgage loans, we receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.
We may purchase securities or loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of our investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which we would expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.
Changes in credit spreads may adversely affect our profitability.
We invest in securities and may invest in loans that are exposed to credit risk. A significant component of the fair value of these instruments is attributable to the difference between the value of a financial instrument of a similar maturity with no credit risk, such as a U.S. Treasury Note, and our investments, or the credit spread. Credit spreads are subject to market factors and have been volatile in recent years. In addition, hedging fair value changes associated with credit spreads can be inefficient. Since the fair value of our investments impacts both our statement of operations and stockholders' equity, credit spread changes may adversely affect our profitability.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.

Subject to complying with REIT tax requirements, we employ techniques that limit, or "hedge," the adverse effects of changes in interest rates on our short-term repurchase agreements and may hedge changes in credit spreads on our credit sensitive assets and our net book value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures, credit default swaps or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate and credit hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of credit, interest rate, prepayment, liquidity, and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS to offset interest rate losses is limited by federal tax provisions governing REITs;

•	as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with GAAP to reflect changes in fair value. Downward adjustments, or "mark-to-market losses," would reduce our stockholders' equity.

Our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. We could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.
Our use of certain hedging techniques may expose us to certain risks.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses. The cost of using hedging instruments increases as the period covered by the instrument increases and, during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
If a swap counterparty under an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. The same is true of a counterparty in a credit default swap transaction. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that security.
Pursuant to the terms of our master swap agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
Certain of our master swap agreements (governed by the International Swaps and Derivatives Association, Inc., or ISDA) require that we post initial collateral upon execution of swap agreements. In addition, our master swap agreements contain provisions under which we are required to collateralize fully our obligations under the derivative instrument, such that if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreement, the counterparty may initiate a margin call for the difference. If we fail to satisfy the margin call, we will be required to settle our obligations under the agreements at their termination values.
Further, our master swap agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.
The threat of or occurrence of margin calls or the forced settlement of our obligations under our master swap agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.
We may change our targeted investments, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.
We may be exposed to environmental liabilities with respect to properties to which we take title.
In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Risks Related to Our Business Structure
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
We are highly dependent on information and communications systems. Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our common stock and our ability to pay dividends to our stockholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our or our Manager's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.
We are subject to regulation by laws at the local, state and federal level, including securities and tax laws and financial accounting and reporting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to REITs.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager or American Capital;

•	speculation in the press or investment community; and

•	general market and economic conditions.
Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Future sales of shares of our common stock may depress the price of our shares.
We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales on the market price of our common stock. Any sales of a substantial number of our shares in the public market, or the perception that sales might occur, may cause the market price of our shares to decline.
American Capital owns an aggregate of approximately 20% of our outstanding common stock as of December 31, 2011. Our Board of Directors has granted American Capital an exemption from the 9.8% ownership limitation. We have entered into a registration rights agreement with American Capital, pursuant to which we have granted to American Capital (i) unlimited demand registration rights to have these shares registered for resale and (ii) the right to "piggy-back" these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager as our manager. These registration rights will begin to apply 365 days and 180 days, respectively, after August 3, 2011. American Capital may sell these shares in a transaction that is not subject to registration under the Securities Act of 1933, as amended, or the Securities Act, if an exemption from such registration is available. We cannot predict the effect that any sale of our common stock by American Capital will have on the market price of our common stock.
You should not rely on lock-up agreements in connection with our IPO to limit the amount of common stock sold into the market.
American Capital has agreed that, for a period of 365 days after August 3, 2011, it will not, without the prior written consent of the representatives of the underwriters of our IPO, dispose of or hedge any shares of our common stock, subject to certain exceptions. There are no present agreements between the underwriters and American Capital to release it from the lock-up agreement. However, we cannot predict the circumstances or timing under which the representatives of the underwriters may waive these restrictions. These sales or a perception that these sales may occur could reduce the market price of our common stock.
We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed to our stockholders. We have not established a minimum dividend payment level and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
An increase in market interest rates may cause a material decrease in the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.
Certain provisions in our charter and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock.
Provisions in our charter and bylaws may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our stockholders. For example, our charter authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions of unissued series of preferred stock, each without any vote or action by our stockholders. We could issue a series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. These and other provisions in our charter and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, our common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our charter and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.
Risks Related to Our Taxation as a REIT
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We operate in a manner that we expect will allow us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the IRS as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT in connection with our IPO. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire discounted debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute "significant modifications" of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.
As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements, or (iv) make taxable distributions of our capital stock or debt securities. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.
In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are "significant modifications" under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.
Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Internal Revenue Code may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we will reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
To the extent we invest in construction loans, we may fail to qualify as a REIT if the IRS successfully challenges our estimates of the fair market value of land improvements that will secure those loans.
We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property), which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not successfully challenge our estimate of the loan value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor and the IRS successfully challenges such loan's treatment as a real estate asset for purposes of the REIT asset and income tests, then we could fail to qualify as a REIT.
Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell agency securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps,

Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for federal income tax purposes.
Net income that we derive from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.
Risks Related to Our Organization and Structure
Our charter restricts the ownership and transfer of our outstanding stock which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, and 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of all classes or series of our stock. The constructive ownership rules under the Internal Revenue Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or our capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of our company.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.
Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and American Capital and its affiliates, and between us and any other person, provided that in the latter case the business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). However, our Board of Directors may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.
The "control share" provisions of the MGCL provide that holders of "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests. We are subject to some of these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election in our charter to be subject to certain provisions of Subtitle 8.
Our Board of Directors has the power to cause us to issue additional shares of our stock without stockholder approval.
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board of Directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

We do not own any property. Our executive and administrative office is located in Bethesda, Maryland in office space shared with American Capital.
Item 3. Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations
Our common stock is listed on The NASDAQ Global Select Market under the symbol "MTGE". As of February 1, 2012, we had 7 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the period from August 9, 2011 (date operations commenced) through December 31, 2011.

	Sales Price		Dividends Declared
Period	High	Low
For the period ended September 30, 2011	$19.69	$16.60	$0.20
For the quarter ended December 31, 2011	$18.99	$15.70	$0.80
We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.
Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
Equity Compensation Plan Information
We have adopted a long term stock incentive plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to our independent directors.
The following table provides information as of December 31, 2011 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	6,000	$—	94,000
Equity compensation plans not approved by security holders	—	$—	—
Total	6,000	$—	94,000
__________
(1) Represents unvested shares of restricted stock awarded to our independent directors.

Performance Graph

The following graph compares a stockholder's cumulative total return, assuming $100 invested at August 3, 2011 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our residential mortgage-related REIT Peer group, composed of Chimera Investment Corp., Dynex Capital Inc, Invesco Mortgage Capital Inc, MFA Financial Inc, Pennymac Mortgage Investment Trust, Redwood Trust Inc, Two Harbors Investment Corp, AG Mortgage Investment Trust Inc, and Apollo Residential Mortgage Inc.

	8/3/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
American Capital Mortgage Investment Corp	100.00	91.00	84.48	91.97	90.10	99.32
S&P 500	100.00	94.57	87.92	97.53	97.31	98.31
FTSE NAREIT Mortgage REITs	100.00	102.15	96.22	100.02	97.70	100.03
Peer Group	100.00	94.58	87.57	92.69	88.97	88.76

Item 6. Selected Financial Data.
The following selected financial data are derived from our audited financial statements as of December 31, 2011 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K ($ in thousands, except per share amounts).

As of December 31, 2011
Balance sheet data:
Investment portfolio, at fair value (1)	$1,779,323
Total assets	$2,170,322
Repurchase agreements (1)	$1,706,281
Total liabilities	$1,961,521
Total stockholders' equity	$208,801
Net asset value per common share (2)	$20.87

For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Statement of operations data:
Interest income	$16,414
Interest expense	(1,737)
Net interest income	14,677
Realized losses, net	(2,162)
Unrealized gains, net	9,929
Expenses	(2,743)
Excise tax	(32)
Net income	$19,669

Net income per common share- basic and diluted	$1.97
Weighted average number of common shares outstanding	10,006
Dividends declared per common share	$1.00
__________

(1)
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and we will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheet in the line item Linked Transactions, at fair value. The balance above includes $36.6 million of repurchase agreements related to Linked Transactions.

(2)	Net asset value per common share was calculated by dividing our total stockholders' equity by the number of common shares outstanding.

For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Other data (unaudited):
Ending agency securities, at fair value	$1,740,091
Ending agency securities, at cost	$1,726,274
Ending agency securities, at par	$1,637,060
Average agency securities, at cost	$1,372,057
Average agency securities, at par	$1,295,991

Ending non-agency securities, at fair value (1)	$75,754
Ending non-agency securities, at cost (1)	$78,044
Ending non-agency securities, at par (1)	$135,822
Average non-agency securities, at cost (1)	$54,067
Average non-agency securities, at par (1)	$92,839

Average total assets, at fair value	$1,592,671
Average repurchase agreements (1)	$1,300,138
Average stockholders' equity	$201,854

Average coupon (2)	3.91%
Average asset yield (3)	3.07%
Average cost of funds (4)	0.71%
Average net interest rate spread	2.36%
Average actual CPR for agency securities held during the period	5%
Average projected life CPR for agency securities as of period end	11%
Leverage (average during the period) (5)	6.44x
Leverage (as of period end) (6)	8.0x
Expenses % of average total assets	0.43%
Expenses % of average stockholders' equity	3.42%
Net book value per common share as of period end	$20.87
Dividends declared per common share	$1.00
Net return on average stockholders' equity (7)	24.53%
__________

(1)
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and we will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheet in the line item Linked Transactions, at fair value. Ending non-agency securities and average non-agency securities and repurchase agreements include $36.6 million and $26.9 million, respectively, of repurchase agreements underlying Linked Transactions as of December 31, 2011.

(2)
Weighted average coupon for the period was calculated by dividing the Company's total stated coupon on securities by the Company's daily weighted average securities held, including securities underlying Linked Transactions.

(3)
Weighted average asset yield for the period was calculated by dividing the Company's total interest income on securities including interest income of securities classified as Linked Transactions on the consolidated statement of operations by the Company's daily weighted average securities held including securities classified as Linked Transactions on the consolidated balance sheet.

(4)
Weighted average cost of funds for the period was calculated by dividing the sum of the Company's total interest expense, interest expense on repurchase agreements underlying Linked Transactions on the consolidated statement of operations and periodic settlements of interest rate swaps, by the Company's daily weighted average repurchase agreements for the period, including repurchase agreements classified as Linked Transactions on the consolidated balance sheet.

(5)
Leverage during the period was calculated by dividing the Company's daily weighted average repurchase agreements (including those related to Linked Transactions), for the period by the Company's average month-ended stockholders' equity for the period.

(6)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's repurchase agreements, amounts outstanding under repurchase agreements recorded as Linked Transactions and the net receivable/payable for unsettled securities at period end, by the Company's stockholders' equity at period end.

(7)	Net return on average stockholders' equity for the period was calculated by dividing the Company's net income by the Company's average month-ended stockholders' equity on an annualized basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital Mortgage Investment Corp.’s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
We were incorporated on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our IPO.
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and CMOs structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include CMBS, commercial mortgage loans, mortgage-related derivatives and other mortgage-related investments.
We intend to qualify to be taxed as a REIT under the Internal Revenue Code. As such, we will be required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
We are externally managed by our Manager, an affiliate of American Capital. We do not have any employees.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged portfolio of mortgage-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest, prepayment rate and credit risks;

•	preserve our net asset value within reasonable bands;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act.
Trends and Recent Market Impacts
From our commencement of operations on August 9, 2011 and throughout the remainder of 2011, we have encountered extreme volatility in the U.S. markets fueled by an array of significant global economic and political events, including slow U.S. economic growth, the European debt crisis, and S&P's downgrade of its U.S. sovereign debt ratings. In addition, the Federal Reserve has continued its efforts to try to help stimulate the U.S. economy with its September 2011 announcement of “Operation Twist” and its plan to reinvest principal and interest received from its holdings of agency securities into new purchases of agency securities, each designed to reduce interest rates. These events led to historically low 10-year U.S. Treasury and fixed-rate mortgage rates for much of the third and fourth quarters of 2011. Low mortgage rates, coupled with changes to the GSE's underwriting practices also drove escalating prepayment fears during this period.
The size and composition of our investment portfolio depends on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of, interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.
Summary of Critical Accounting Estimates
Our critical accounting estimates relate to the fair value of our investments, recognition of interest income, and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. Our significant accounting policies are described in Note 2 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
We have elected the option to account for all of our financial assets, including all mortgage-related investments, at fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.
Investments in Mortgage-Backed Securities
We estimate the fair value of our mortgage-backed securities based on a market approach using inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 7 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
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
The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
At the time we purchase non-agency securities and loans that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our cash flow estimates for these investments are based on our Manager's judgment and observations of current information and events. These estimates include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. Furthermore, other market participants could use materially different assumptions with respect to default rates, severities, loss timing, or prepayments. Our assumptions are subject to future events that may impact our estimates and interest income, and as a result, actual results may differ significantly from these estimates.
Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and credit risk. Our risk management objective is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps, to-be-announced forward contracts (“TBAs”), U.S. Treasury securities, and options to enter into interest rate swaps (“interest rate swaptions”). In the future, we may also use forward contracts for specified agency securities, U.S. Treasury futures contracts and put or call options on TBA securities. We may also invest in other types of mortgage derivatives, such as interest-only securities, credit default swaps and synthetic total return swaps.
We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statement of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statement of cash flows, cash receipts and payments related to derivative instruments are reported in the investing section.
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required. See Notes 2 and 6 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
FINANCIAL CONDITION
As of December 31, 2011, our investment portfolio consisted of $1.8 billion of agency and non-agency securities, including non-agency securities accounted for as Linked Transactions. The following tables summarize certain characteristics of our investment portfolio as of December 31, 2011 (dollars in thousands):

	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$1,240,435	$1,305,135	$1,316,275	3.95%	2.85%
Freddie Mac	396,625	421,139	423,816	4.19%	2.91%
Non-agency securities	47,151	25,994	25,561	2.63%	8.10%
Total / weighted average	1,684,211	1,752,268	1,765,652	3.97%	2.94%
Non-agency securities underlying Linked Transactions	88,671	52,050	50,193	1.94%	7.08%
Total / weighted average	$1,772,882	$1,804,318	$1,815,845	3.87%	3.06%

————————

(1)
For agency securities, the weighted average yield incorporates an average future constant prepayment rate assumption of 11% based on forward rates as of December 31, 2011. For non-agency securities, the weighted average yield incorporates expected credit losses.

Actual maturities of securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of December 31, 2011, the weighted average expected life of the securities in our investment portfolio was 6.0 years, based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. The estimated weighted average life for non-agency securities include the impact of expected credit losses. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments and credit losses are dependent on many factors and actual prepayments and credit losses could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments and credit losses. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans, or other factors could significantly change the prepayment landscape.
The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of December 31, 2011 (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to one year	$—	$—	—%
Greater than one year and less than three years	55,582	55,260	2.17%
Greater than or equal to three years and less five years	425,251	422,406	2.49%
Greater than or equal to five years	1,259,258	1,248,608	3.02%
Total/ weighted average Agency Securities	$1,740,091	$1,726,274	2.87%
Constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact prepayment rates, as interest rates rise, the refinance rate typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the refinance rate typically increases, which may result in higher prepayment rates and, as a result, a higher portfolio CPR. As of December 31, 2011, our agency portfolio was purchased at a net premium to par value of 105.4%.
In determining the estimated weighted average life to maturity and yield of our agency securities, we have estimated that the CPR over the remaining projected life of our aggregate agency investment portfolio is 11% as of December 31, 2011. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, changes to GSE underwriting practices or programs, such as the changes to the HARP program recently announced by FHFA, can materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Therefore, changes to GSE buyout or modification practices can also materially impact prepayments. In addition, agency securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds. For non-agency securities, in addition to voluntary prepayments, the calculation of the weighted average life to maturity includes projections of defaults and severities. These projections are subject to many factors including interest rates, house prices and unemployment and projections could differ materially from our estimates.

The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, according to their estimated weighted average life classifications as of December 31, 2011 (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to one year	$8,804	$8,936	5.08%
Greater than one year and less than three years	8,627	8,608	6.16%
Greater than or equal to three years and less five years	24,767	25,543	5.86%
Greater than or equal to five years	33,556	34,957	9.48%
Total/ weighted average Non-Agency Securities (1)	$75,754	$78,044	7.42%
————————

(1)
The fair value of non-agency securities includes $50.2 million of non-agency securities that are stated net of $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked transactions, at fair value of $13.7 million.

Our non-agency securities are subject to risk of loss with regard to principal and interest payments and as of December 31, 2011 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our non-agency securities (including non-agency securities underlying Linked Transactions) at December 31, 2011 had weighted average credit enhancements of 14%. These securities were collateralized by mortgages with a weighted average amortized loan to value of 71% at December 31, 2011, with 25% of the mortgages either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts.
As of December 31, 2011, we had repurchase agreements with 22 financial institutions, including repurchase agreements within Linked Transactions. In addition, less than 6% of our equity at risk was with any one counterparty as of December 31, 2011, with the top five counterparties representing less than 21% of our equity at risk. The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2011 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity
Repurchase Agreements
30 days or less	$77,073	0.40%	10
31 - 60 days	346,201	0.43%	19
61 - 90 days	372,217	0.39%	31
91 - 120 days	774,594	0.34%	37
Greater than 120 days	136,196	0.48%	209
Total / Weighted Average	$1,706,281	0.38%	45

Repurchase Agreements - Linked Transactions
30 days or less	$9,509	2.04%	14
31 - 60 days	13,397	1.98%	8
61 - 90 days	2,857	2.36%	18
91 - 120 days	10,791	2.07%	47
Total / Weighted Average	$36,554	2.05%	22

As of December 31, 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the table below (dollars in thousands):

Current Maturity Date for Interest Rate Swaps	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.50%	$217	2.7
2015	450,000	0.85%	0.48%	(418)	3.4
2016	250,000	1.23%	0.47%	(2,166)	4.5
2018	25,000	1.73%	0.43%	(257)	6.8
2019 (1)	25,000	1.83%	N/A	(494)	7.1
2021 (2)	25,000	2.30%	N/A	(268)	9.9
Total / weighted average	$875,000	1.03%	0.48%	$(3,386)	4.0
————————

(1)	Represents a $25.0 million forward starting swap effective February 2012.

(2)	Represents a $25.0 million forward starting swap effective May 2012.
The following table presents certain information about our forward starting swaption contracts at December 31, 2011 (dollars in thousands):

Option Expiration	Underlying Swap Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Cost	Fair Value
July 2012	July 2022	$25,000	2.74%	$322	$292
January 2013	January 2023	25,000	2.87%	562	536
		$50,000	2.81%	$884	$828
RESULTS OF OPERATIONS
Interest Income and Asset Yield
Interest income of $16.4 million from commencement of operations on August 9, 2011 through December 31, 2011 was comprised of the following (dollars in thousands):

Agency securities	$15,832
Non-agency securities (1)	533
Other	49
Interest income	$16,414
————————

(1)
Interest income from non-agency securities of $0.5 million does not include $1.0 million of interest income related to Linked Transactions which is included in unrealized loss and net interest income on linked transactions, net on the consolidated statement of operations.

Our aggregate average asset yield was 3.07% for the period from August 9, 2011 through December 31, 2011. For our agency investment portfolio, our average asset yield and average coupon were 2.90% and 4.05%, respectively, for the period from August 9, 2011 through December 31, 2011. For our non-agency investment portfolio, including non-agency securities recorded as Linked Transactions, our average asset yield and average coupon were 7.19% and 2.02%, respectively, for the period from August 9, 2011 through December 31, 2011.
We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 11% as of December 31, 2011. The actual CPR realized for individual agency securities in our investment portfolio was approximately 4.9% for the period from August 9, 2011 through December 31, 2011.
Interest income from our agency securities for the period from August 9, 2011 through December 31, 2011 is net of $5.0 million of net premium amortization expense. As of December 31, 2011, the amortized cost basis of our agency investments was 105.4% of par value and the unamortized premium balance of our aggregate agency portfolio was $89.2 million.
Leverage
Our leverage as of December 31, 2011 was 8.2x our stockholders’ equity. When adjusted for the net payables and receivables for unsettled securities and repurchase agreements underlying Linked Transactions, our leverage ratio was 8.0x our stockholders’ equity as of December 31, 2011. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios from commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Period Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.40%	0.42%	7.5x	8.2x	8.0x
September 30, 2011	$942,335	$1,460,914	$1,460,914	0.31%	0.32%	4.7x	7.3x	7.8x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

(2)
Average leverage for the period was calculated by dividing our daily weighted average repurchase agreements (including those within Linked Transactions) by our average month-ended stockholders’ equity for the period.

(3)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements by our stockholders’ equity at period end.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our repurchase agreements (including those within Linked Transactions) and net payables and receivables for unsettled securities by our total stockholders’ equity at period end.

Interest Expense and Cost of Funds
Interest expense of $1.7 million for the period from August 9, 2011 through December 31, 2011 comprised of interest expense on our repurchase agreements. We also incurred $0.2 million of expense for repurchase agreements reported as Linked Transactions, which is included in unrealized loss and net interest income on linked transactions, net on our consolidated statement of operations. In addition, we recorded $1.7 million of expense related to our interest rate swaps which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statement of operations.
From commencement of operations on August 9, 2011 through December 31, 2011, including repurchase agreements underlying Linked Transactions, our average repurchase agreement balance outstanding was $1.3 billion with an average interest rate of 0.40%. Including the net impact of interest rate swaps, the cost of funds for the period from August 9, 2011 through December 31, 2011 was 0.71%.

Realized Gain on Securities, Net
The following table is a summary of our net realized gain on securities from our commencement of our operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

Proceeds from agency securities sold	$712,191
Receivable for agency securities sold	271,849
Less: agency securities sold, at cost	(980,603)
Net realized gains on sale of agency securities	$3,437

Gross realized gains on sale of agency securities	$4,262
Gross realized losses on sale of agency securities	(825)
Net realized gains on sale of agency securities	$3,437
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
Loss on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, from commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

Realized loss on periodic settlements of interest rate swaps, net	$(1,743)
Realized loss from other derivatives and securities:
TBA securities	(333)
U.S Treasury securities sold short	(3,261)
U.S Treasury securities	(262)
Total realized loss from other derivatives and securities, net	(3,856)
Unrealized loss from other derivatives and securities:
TBA securities	(1,266)
Interest rate swaps	(1,031)
U.S Treasury securities sold short	(108)
Total unrealized loss from other derivatives and securities, net	(2,405)
Unrealized loss and net interest income on Linked Transactions, net
Unrealized loss on Linked Transactions	(1,858)
Interest income on non-agency securities within Linked Transactions	1,010
Interest expense on repurchase agreements underlying Linked Transactions	(202)
Total unrealized loss and net interest income on Linked Transactions, net	$(1,050)

For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $1.2 million for the period from August 9, 2011 through December 31, 2011.
General and administrative expenses were $1.6 million for the period from August 9, 2011 through December 31, 2011. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Director fees and insurance expenses.
Our total management fee and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis was 3.42% for the period from August 9, 2011 through December 31, 2011.

Income Taxes

For fiscal year 2011 we declared dividends of $1.00 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums or accretion of discounts on investments, including original issue discount, (iii) timing differences in the recognition of certain realized gains and losses, and (iv) permanent differences for excise tax expense.
As a REIT, we are subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. For the period from August 9, 2011 (date operations commenced) through December 31, 2011, we accrued a Federal excise tax of less than $0.1 million because our calendar year distributions were less than the total of these amounts.
Dividends
For the fiscal year ended December 31, 2011, we declared dividends of $1.00 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. For the REIT distribution requirement, we can treat dividends declared by September 15 and paid by December 31 of the subsequent year as having been a distribution of our taxable income for our prior tax year. For excise tax purposes, dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year. As of December 31, 2011, we have an estimated $2.4 million of undistributed taxable income related to our 2011 tax year, net of the December 31, 2011 dividend payable of $8.0 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and investment securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled and temporary differences in the CPR used to amortize premiums or accrete discounts.
Net Spread Income
GAAP interest income does not include interest earned on non-agency securities underlying our Linked Transactions, and GAAP interest expense does not include either interest related to repurchase agreements underlying our Linked Transactions, or periodic settlements associated with undesignated interest rate swaps. Interest income and expense related to Linked Transactions is reported within unrealized loss and net interest income on linked transactions, net and periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statement of operations. As we believe that these items are beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus the net interest income related to Linked Transactions, less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments and income taxes.

The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income (dollars in thousands):

For the Period from August 9, 2011 (commencement of operations) through December 31, 2011
Interest income:
Agency securities	$15,832
Non-agency securities and other	582
Interest expense	(1,737)
Net interest income	14,677
Interest income on non-agency securities underlying Linked Transactions	1,010
Interest expense on repurchase agreements underlying Linked Transactions	(202)
Periodic settlements of interest rate swaps, net	(1,743)
Adjusted net interest income	13,742
Operating expenses	(2,743)
Net spread income	$10,999
Weighted average number of common shares outstanding - basic and diluted	10,006
Net spread income per common share – basic and diluted	$1.10

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
Equity Capital
On August 9, 2011, we completed our IPO by selling 8.0 million shares of our common stock at $20.00 per share for proceeds, net of offering costs, of $159.1 million. Concurrent with the IPO, American Capital purchased 2.0 million shares of our common stock in a private placement at $20.00 per share, for aggregate proceeds of $40.0 million. As part of the IPO, our Manager paid the underwriters' fee of $6.2 million.
American Capital has agreed that, for a period of 365 days after August 3, 2011, it will not, without the prior written consent of the representatives of the underwriters of our IPO, dispose of or hedge any of the shares of our common stock that it purchased in the concurrent private placement, subject to certain exceptions.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 8.0x the amount of our stockholders’ equity as of December 31, 2011. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 22 financial institutions, which are described below. As of December 31, 2011, borrowings under repurchase arrangements secured by agency and non-agency securities (including those underlying Linked Transactions) totaled $1.7 billion and $44.9 million, respectively, with weighted average days to maturity of 45 and 22, respectively. As of December 31, 2011, we did not have an amount at risk with any counterparty greater than 6% of our equity at risk, with the top five counterparties representing less than 21% of our equity at risk. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2011. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2011.

	As of December 31, 2011
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	11	50%
Asia	5	23%
Europe	6	27%
Total	22	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities (including those underlying Linked Transactions) held as collateral as of December 31, 2011, were 4% and 24%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders during the period from our commencement of operations on August 9, 2011 through December 31, 2011.
In the event the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the securities securing our repurchase agreements and prepayments on the mortgages securing such securities. As of December 31, 2011, we have met all margin requirements. We had unrestricted cash and cash equivalents of $57.4 million and unpledged securities of $31.9 million, excluding net unsettled purchases and sales of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2011.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of TBA agency securities, interest rate swaptions, and other instruments.
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2011 and the related activity for the period ended December 31, 2011.
Off-Balance Sheet Arrangements
As of December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31,

2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. They also include, among other things, statements concerning anticipated revenues, income or loss, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financing strategy;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition and our ability to compete effectively;

•	our projected operating results;

•	market and industry trends;

•	estimates relating to our future dividends;

•	our hedging activities;

•	interest rates; and

•	the impact of technology on our operations and business.
The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider these risks when you make a decision concerning an investment in our common stock, along with the following factors, among others, that may cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	our lack of operating history;

•	changes in our business or investment strategy;

•	changes in interest rate spreads or the yield curve;

•	availability, terms and deployment of debt and equity capital;

•	availability of qualified personnel;

•	the degree and nature of our competition;

•	increased prepayments of the mortgage loans underlying our agency securities;

•	risks associated with our hedging activities;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on our investments;

•	changes in GAAP;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in mortgage-related investments;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investment portfolio; and

•
other risks associated with investing in agency securities, including changes in our industry, interest rates, the debt securities markets, the general economy or the finance and real estate markets specifically.

When we use words such as "will likely result," "plan," "may," "shall," "believe," "expect," "anticipate," "project," "intend," "estimate," "goal," "objective," or similar expressions, we intend to identify forward-looking statements. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statement to reflect new information, future events, or otherwise, except as required under U.S. federal securities laws.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, credit risk, extension risk and inflation risk.
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
Our profitability and the value of our investment portfolio (including derivatives used for economic hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in forward yield curves. The following table quantifies the estimated changes in net interest income (including the net interest income on Linked Transactions and periodic settlements of interest rate swaps) and the fair value of the investment portfolio (including derivatives used for economic hedging purposes) should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected securities prices relies on assumptions that define specific securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, the table below also does not include the impact of leverage, which generally has the effect of increasing the impact of the percentage change in projected portfolio value on stockholders' equity by a factor of leverage plus one. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our investment securities or reposition our economic hedges as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income (1)	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 basis points	(10.9)%	(0.7)%
+50 basis points	(4.0)%	(0.2)%
-50 basis points	(1.9)%	(0.2)%
-100 basis points	(11.5)%	(0.8)%
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
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of December 31, 2011, the fair value of these securities was $1.8 billion. When the market spread between the yield on our mortgage-backed securities and U.S. treasury securities or swap rates widens, the value of our net assets could decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity changes in required rates of return on different assets, or changes in risk premiums associated different types of assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are mortgage-backed securities and cash.  As of December 31, 2011, we had unrestricted cash and cash equivalents of $57.4 million and unpledged securities of $31.9 million, excluding net unsettled purchases and sales of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
Credit Risk
We are exposed to credit risk related to our non-agency investments and certain derivative transactions. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. There is no guarantee our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
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
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our securities collateralized by fixed rate mortgages to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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
Item 8. Financial Statements and Supplementary Data
Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.
The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2011, and for the period from August 9, 2011 through December 31, 2011. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheet of American Capital Mortgage Investment Corp. as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from August 9, 2011 (date operations commenced) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Mortgage Investment Corp. at December 31, 2011, and the consolidated results of its operations and its cash flows for the period from August 9, 2011 (date operations commenced) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

McLean, Virginia                        /s/ Ernst & Young LLP
February 21, 2012

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2011
(in thousands, except per share data)

Assets:
Agency securities, at fair value (including pledged securities of $1,535,388)	$1,740,091
Non-agency securities, at fair value (including pledged securities of $8,626)	25,561
Linked transactions, at fair value	13,671
Cash and cash equivalents	57,428
Restricted cash	3,159
Interest receivable	5,566
Derivative assets, at fair value	1,845
Receivable for agency securities sold	271,849
Receivable under reverse repurchase agreements	50,563
Other assets	589
Total assets	$2,170,322
Liabilities:
Repurchase agreements	$1,706,281
Payable for agency securities purchased	189,042
Derivative liabilities, at fair value	5,669
Dividend payable	8,005
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	50,154
Accounts payable and other accrued liabilities	2,370
Total liabilities	1,961,521
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—
Common stock, $0.01 par value; 300,000 shares authorized, 10,006 shares issued and outstanding, respectively	100
Additional paid-in capital	199,038
Retained earnings	9,663
Total stockholders’ equity	208,801
Total liabilities and stockholders’ equity	$2,170,322
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH DECEMBER 31, 2011
(in thousands, except per share data)

Interest income:
Agency securities	$15,832
Non-agency securities	533
Other	49
Interest expense	(1,737)
Net interest income	14,677

Other gains (losses):
Realized gain on agency securities, net	3,437
Realized loss on periodic settlements of interest rate swaps, net	(1,743)
Realized loss on other derivatives and securities, net	(3,856)
Unrealized gain on agency securities, net	13,817
Unrealized loss on non-agency securities, net	(433)
Unrealized loss and net interest income on linked transactions, net	(1,050)
Unrealized loss on other derivatives and securities, net	(2,405)
Total other gains, net	7,767

Expenses:
Management fees	1,188
General and administrative expenses	1,555
Total expenses	2,743

Income before excise tax	19,701
Excise tax	32
Net income	$19,669

Net income per common share—basic and diluted	$1.97

Weighted average number of common shares outstanding—basic and diluted	10,006

Dividends declared per common share	$1.00
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH DECEMBER 31, 2011
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, August 9, 2011 (date operations commenced)	—	$—	—	$—	$1	$—	$1
Net income	—	—	—	—	—	19,669	19,669
Issuance of common stock	—	—	10,000	100	199,021	—	199,121
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	16	—	16
Common dividends declared	—	—	—	—	—	(10,006)	(10,006)
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 9, 2011 (date operations commenced)
THROUGH DECEMBER 31, 2011
(in thousands)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$19,669
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premiums and discounts, net	4,213
Unrealized gain on securities and derivatives, net	(9,121)
Realized gain on agency securities, net	(3,437)
Realized loss on other derivatives and securities, net	3,856
Increase in interest receivable	(5,566)
Increase in other assets	(589)
Increase in accounts payable and other accrued liabilities	2,370
Accrued interest and unpaid premium on derivatives	1,529
Stock-based compensation	16
Net cash flows from operating activities	12,940
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(2,562,190)
Purchases of non-agency securities	(28,525)
Proceeds from sale of agency securities	712,191
Principal collections on agency securities	39,339
Principal collections on non-agency securities	2,778
Purchases of non-agency securities underlying linked transactions	(53,212)
Principal collections on non-agency securities underlying linked transactions	1,714
Purchases of U.S. Treasury securities sold, not yet settled	(559,327)
Proceeds from sale of U.S. Treasury securities sold, not yet settled	606,430
Payments of reverse repurchase agreements	(671,332)
Proceeds from reverse repurchase agreements	620,770
Purchases of U.S. Treasury securities	(55,254)
Proceeds from sale of U.S. Treasury securities	54,994
Net payments on other derivatives	(684)
Net cash flows used in investing activities	(1,892,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,001)
Proceeds from common stock offerings, net of offering costs	199,122
Proceeds from repurchase agreements	4,563,803
Repayments on repurchase agreements	(2,857,523)
Proceeds from repurchase agreements underlying linked transactions	94,130
Repayments of repurchase agreements underlying linked transactions	(57,576)
Increase in restricted cash	(3,159)
Net cash flow from financing activities	1,936,796
Net increase in cash and cash equivalents	57,428
Cash and cash equivalent at beginning of the period	—
Cash and cash equivalents at end of period	$57,428
Supplemental disclosure of cash flow information:
Interest paid	$1,105
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
We were incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”) of 8.0 million shares of common stock. Concurrent with our IPO, American Capital, Ltd. ("American Capital") purchased 2.0 million shares of our common stock in a private placement. We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital. We do not have any employees. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives and other mortgage-related investments.
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments.
We will elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. Significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.
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
Fair Value of Financial Assets
We have elected the option to account for all of our financial assets, including all mortgage-related investments, at estimated fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.
We estimate the fair value of our mortgage-backed securities based on a market approach using inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. See Note 7 - Fair Value Measurements.
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
The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
At the time we purchase non-agency securities and loans that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Repurchase Agreements
We finance the acquisition of agency securities and certain non-agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, we account for repurchase transactions other than those treated as Linked Transactions (see Derivatives below), as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. Repurchase agreements are carried at cost which approximates fair value due to their short-term nature.
Manager Compensation
The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 8 for disclosure on the terms of the management agreement and administrative services agreement.
Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps, to-be-announced forward contracts (“TBAs”), U.S. Treasury securities, and options to enter into interest rate swaps (“interest rate swaptions”). In the future, we may also use forward contracts for specified agency securities, U.S. Treasury futures contracts and put or call options on TBA securities. We may also invest in other types of mortgage derivatives, such as interest-only securities, credit default swaps and synthetic total return swaps.
We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statement of operations in unrealized loss on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet.
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swap. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements. The payment of periodic settlements of net interest on interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net in our consolidated statement of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized loss on other derivatives and securities, net in our consolidated statement of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized loss on other derivatives and securities, net in our consolidated statement of operations.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized loss on other derivatives and securities, net in our consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid and reported in realized loss on other derivatives and securities, net in our consolidated statement of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized loss on other derivatives and securities, net in our consolidated statement of operations.
We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.

TBA securities
A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed upon future date. The specific agency securities delivered under the contract on the settlement date, which is published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. Realized gains and losses associated with our TBA contracts are recognized on our consolidated statement of operations in the line item realized loss on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net, in the period in which they occur. We estimate the fair value of TBA securities based on similar methods used to value agency securities.
Linked Transactions
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and we will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized loss and net interest income on linked transactions, net on our consolidated statement of operations.
Forward commitments to purchase or sell specified securities
We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified security and settlement extends beyond the shortest period possible for that type of security. Realized gains and losses associated with forward commitments are recognized in the line item realized loss on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net on our consolidated statement of operations. We estimate the fair value of forward commitments to purchase or sell specified mortgage-backed securities based on similar methods used to value mortgage-backed securities, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in realized losses on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net, on our consolidated statement of operations.
Income Taxes
We intend to elect to be taxed as a REIT under the provisions of the Internal Revenue Code. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year.
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

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
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

In December 2011, the FASB issued ASU No. 2011-11, - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

Note 3. Agency Securities
The following table summarizes our investments in agency securities as of December 31, 2011 (dollars in thousands):

	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$1,240,435	$396,625	$1,637,060
Unamortized premium	64,700	24,514	89,214
Amortized cost	1,305,135	421,139	1,726,274
Gross unrealized gains	11,260	2,923	14,183
Gross unrealized losses	(120)	(246)	(366)
Fixed-rate agency securities, at fair value	$1,316,275	$423,816	$1,740,091

Weighted average coupon as of December 31, 2011	3.95%	4.19%	4.01%
Weighted average yield as of December 31, 2011	2.85%	2.91%	2.87%
Weighted average yield for the period ended December 31, 2011	2.88%	2.94%	2.90%

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of December 31, 2011 according to their estimated weighted average life classification (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to one year	$—	$—	—%
Greater than one year and less than or equal to three years	55,582	55,260	2.17%
Greater than three years and less than or equal to five years	425,251	422,406	2.49%
Greater than five years	1,259,258	1,248,608	3.02%
Total/ weighted average	$1,740,091	$1,726,274	2.87%
The 5.9 year weighted average life of our agency security portfolio as of December 31, 2011 incorporates anticipated future prepayment assumptions. As of December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio was 11%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table is a summary of our net realized gain from the sale of agency securities for the period ended December 31, 2011 (dollars in thousands):

Proceeds from agency securities sold	$712,191
Receivable for agency securities sold	271,849
Less: agency securities sold, at cost	(980,603)
Net realized gains on sale of agency securities	$3,437

Gross realized gains on sale of agency securities	$4,262
Gross realized losses on sale of agency securities	(825)
Net realized gains on sale of agency securities	$3,437
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of December 31, 2011 (dollars in thousands):

Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,219,634	$311,641	$1,531,275
Amortized cost	1,208,426	309,958	1,518,384
Accrued interest on pledged agency securities	3,791	1,006	4,797
Under Derivative Agreements
Fair value	1,019	3,094	4,113
Amortized cost	1,006	3,072	4,078
Accrued interest on pledged agency securities	4	10	14
Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,224,448	$315,751	$1,540,199
————————
(1) Agency securities pledged do not include pledged amounts of $218.1 million under repurchase agreements related to agency securities sold but not yet settled as of December 31, 2011.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2011 (dollars in thousands):

Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$961,430	$952,684	$3,052
31 - 59 days	441,167	437,969	1,347
60 - 90 days	53,265	53,082	129
Greater than 90 days	75,413	74,649	269
Total	$1,531,275	$1,518,384	$4,797

Note 4. Non-Agency Securities
The following tables summarize our investments in non-agency securities as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
Category	Fair Value(3)	Amortized Cost	Par/ Current Face	Weighted Average Coupon(2)	Weighted Average Yield
Prime / Alt-A	$10,966	$10,788	$17,090	3.75%	8.44%
Subprime	5,969	6,597	20,884	0.50%	10.09%
Re-REMIC	8,626	8,609	9,177	5.39%	6.16%
Total / weighted average	$25,561	$25,994	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (1)
Category	Fair Value(3)	Amortized Cost	Par/ Current Face	Weighted Average Coupon(2)	Weighted Average Yield
Prime / Alt-A	$27,488	$28,084	$36,934	3.38%	6.04%
Option ARM	6,702	6,567	12,522	0.66%	11.31%
Subprime	7,198	8,465	29,586	0.42%	9.36%
Re-REMIC	8,805	8,934	9,629	2.75%	5.08%
Total / weighted average	$50,193	$52,050	$88,671	1.94%	7.08%
————————
(1)     See Note 6 - Derivatives for composition of Linked Transactions.

(2)
Weighted average coupon rates are floating, except for $3.8 million fair value of prime / Alt-A non-agency securities and $8.4 million fair value for prime / Alt-A securities underlying Linked Transactions.

(3)
Unrealized net loss of $0.4 million on non-agency securities is comprised of $0.7 million gross unrealized loss and $0.3 million gross unrealized gain. Unrealized net loss of $1.9 million on non-agency securities underlying Linked Transactions is comprised of $2.2 million gross unrealized loss and $0.3 million gross unrealized gain.

Prime / Alt-A non-agency securities as of December 31, 2011 include senior tranches in securitization trusts issued between 2004 and 2006, and are collateralized by residential mortgages originated between 2002 and 2006. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-values and a higher percentage of investment properties. The mortgages underlying our prime / Alt-A non-agency securities have both floating-rate and fixed-rate coupons, with weighted-average coupons ranging from 3% to 6%. These securities are generally rated below investment grade as of December 31, 2011.
Option ARM non-agency securities have origination and underwriting characteristics similar to Alt-A securities, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the mortgage rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. Our option ARM securities are rated below investment grade as of December 31, 2011.

Re-REMIC non-agency securities as of December 31, 2011 are resecuritizations of real estate mortgage investment conduits ("REMICs"), and are backed by non-agency securities originally issued between 2005 and 2007 that are generally backed by residential mortgage loans of poor credit quality, with floating rate coupons averaging 3% to 6%. The underlying REMIC non-agency securities were resecuritized during 2011 to add an additional layer of credit enhancement. The Re-REMIC securities have not been rated by credit rating agencies as of December 31, 2011.

Subprime non-agency securities as of December 31, 2011 include floating rate, senior tranches in securitization trusts that are currently rated below investment grade. These securities are collateralized by residential mortgages originated during 2006 and 2007 that were originally considered to be of lower credit quality. The underlying residential mortgages have both floating-rate and fixed-rate weighted-average coupons ranging from 5% to 6% as of December 31, 2011.

Pledged Assets
Non-agency securities with fair value and amortized cost of $8.6 million were pledged as collateral under repurchase agreements with a remaining maturity of less than 30 days as of December 31, 2011. Additionally, there are non-agency securities with fair value and amortized cost of $50.2 million and $52.1 million, respectively, underlying Linked Transactions.
Note 5. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2011, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.
The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2011 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity
Repurchase Agreements
30 days or less	$77,073	0.40%	10
31 - 60 days	346,201	0.43%	19
61 - 90 days	372,217	0.39%	31
91 - 120 days	774,594	0.34%	37
Greater than 120 days	136,196	0.48%	209
Total / Weighted Average	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$9,509	2.04%	14
31 - 60 days	13,397	1.98%	8
61 - 90 days	2,857	2.36%	18
91 - 120 days	10,791	2.07%	47
Total / Weighted Average	$36,554	2.05%	22

As of December 31, 2011, we had repurchase agreements with 22 financial institutions, including repurchase agreements within Linked Transactions. In addition, less than 6% of our equity at risk was with any one counterparty as of December 31, 2011, with the top five counterparties representing less than 21% of our equity at risk.
We had agency securities with fair values of $1.5 billion and non-agency securities with fair values of $8.6 million pledged as collateral against our repurchase agreements as of December 31, 2011. Agency securities pledged do not include pledged amounts of $218.1 million under repurchase agreements related to agency securities sold but not yet settled as of December 31, 2011.

Note 6. Derivatives
In connection with our risk management strategy, we economically hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including interest-only securities, synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 2- Summary of Significant Accounting Policies.

The following table summarizes information about our outstanding derivatives for the period from August 9, 2011 through December 31, 2011 (in thousands):

Derivatives	Beginning Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	Ending Notional Amount	Unrealized Loss on Other Derivatives and Securities, net	Realized Loss on Other Derivatives and Securities, Net	Realized Loss on Periodic Settlements of Interest Rate Swaps	Unrealized Loss and Net Interest Income on Linked Transactions, net
Interest rate swaps	$—	875,000	—	$875,000	$(1,031)	$—	$(1,743)	$—
TBA securities	$—	234,000	(335,000)	$(101,000)	(1,266)	(333)	—	—
Short sales of U.S. Treasuries	$—	540,000	(590,000)	$(50,000)	(52)	(3,261)	—	—
U.S. Treasuries	$—	190,000	(190,000)	$—	—	(262)	—	—
Interest rate swaptions	$—	50,000	—	$50,000	(56)	—	—	—
Linked Transactions (1)	$—	90,385	(1,714)	$88,671	—	—	—	(1,050)
					$(2,405)	$(3,856)	$(1,743)	$(1,050)
————————
(1) The notional amount of Linked Transaction is represented by the current face amount of the underlying securities.

The table below presents fair value information about our derivatives outstanding as of December 31, 2011 (in thousands):

Derivative Type	Location on the Balance Sheet	As of December 31, 2011
Interest rate swaps	Derivative assets, at fair value	$348
Interest rate swaptions	Derivative assets, at fair value	828
Purchase of TBA securities	Derivative assets, at fair value	669
Derivative assets, at fair value		$1,845

Interest rate swaps	Derivative liabilities, at fair value	$3,734
Sale of TBA securities	Derivative liabilities, at fair value	1,935
Derivative liabilities, at fair value		$5,669
Interest Rate Swap Agreements
As of December 31, 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on LIBOR with terms usually ranging up to five years.

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
As of December 31, 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

Interest Rate Swaps	Balance Sheet Location	Notional Amount	Net Estimated Fair Value
Interest rate swap assets	Derivative assets, at fair value	$200,000	$348
Interest rate swap liabilities	Derivative liabilities, at fair value	675,000	(3,734)
		$875,000	$(3,386)

Current Maturity Date for Interest Rate Swaps	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.50%	$217	2.7
2015	450,000	0.85%	0.48%	(418)	3.4
2016	250,000	1.23%	0.47%	(2,166)	4.5
2018	25,000	1.73%	0.43%	(257)	6.8
2019 (1)	25,000	1.83%	N/A	(494)	7.1
2021 (2)	25,000	2.30%	N/A	(268)	9.9
Total / weighted average	$875,000	1.03%	0.48%	$(3,386)	4.0
————————

(1)	Represents a $25.0 million forward starting swap effective February 2012.

(2)	Represents a $25.0 million forward starting swap effective May 2012.
The table below summarizes the effect of interest rate swaps on our consolidated statement of operations for the period from August 9, 2011 through December 31, 2011 (in thousands):

Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings
Realized loss on periodic settlements of interest rate swaps, net	$(1,743)
Unrealized loss on other derivatives and securities, net	$(1,031)
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following table presents certain information about our interest Rate Swaption Agreements at December 31, 2011 (dollars in thousands):

Option Expiration	Underlying Swap Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Cost	Fair Value
July 2012	July 2022	$25,000	2.74%	$322	$292
January 2013	January 2023	25,000	2.87%	562	536
		$50,000	2.81%	$884	$828

TBA Securities
As of December 31, 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. Following is a summary of our long and short TBA positions as of December 31, 2011 (in thousands):

Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value
Purchase of TBA securities	$234,000	$669
Sale of TBA securities	(335,000)	(1,935)
Total, net	$(101,000)	$(1,266)
Additionally, as of December 31, 2011, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $50.2 million. The borrowed securities were collateralized by a cash payment of $50.6 million which is presented as a receivable under reverse repurchase agreements on the consolidated balance sheet as of December 31, 2011. The change in fair value of the borrowed securities is recorded in unrealized loss on other derivatives and securities, net in our consolidated statement of operations.
Linked Transactions
Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and are reported on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency securities, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized loss and net interest income on linked transactions, net, a component of other gains and losses in our consolidated statements of operations.
The following table presents certain information about the non-agency securities and repurchase agreements underlying our Linked Transactions at December 31, 2011 (dollars in thousands):

Linked Repurchase Agreements Original Maturity	Fair Value	Weighted Average Days to Maturity	Weighted Average Interest Rate
30 days or less	$(9,509)	14	2.04%
31 - 60 days	(13,397)	8	1.98%
61 - 90 days	(2,857)	18	2.36%
91 - 120 days	(10,791)	47	2.07%
Total / weighted average	(36,554)	22	2.05%

Linked Non-Agency Securities (1)	50,193
Accrued interest receivable, net	32
Linked Transactions, at fair value	$13,671
————————
(1)     See Note 4 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions.

The following table presents unrealized loss and net interest income on linked transactions for the period from August 9, 2011 through December 31, 2011 (in thousands):

Coupon interest income	$457
Discount accretion	553
Interest expense	(202)
Unrealized loss, net (1)	(1,858)
Unrealized loss and net interest income on linked transactions, net	$(1,050)
————————

(1)	Unrealized loss, net of $1.9 million on non-agency securities underlying Linked Transactions is comprised of $2.2 million gross unrealized loss and $0.3 million gross unrealized gain.

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
We had agency securities with fair values of $4.1 million and restricted cash of $3.1 million pledged as collateral against our interest rate swaps as of December 31, 2011.
Note 7. Fair Value Measurements
We have elected the option to account for all of our financial assets, including mortgage-backed securities, at fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation will most appropriately represent our financial results and position.
We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the period ended December 31, 2011. The three levels of hierarchy are defined as follows:

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

The following table presents our financial instruments carried at fair value as of December 31, 2011, on the consolidated balance sheet by the valuation hierarchy, as described above (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,740,091	$—	$1,740,091
Non-agency securities	—	19,592	5,969	25,561
Linked transactions	—	11,925	1,746	13,671
Derivative assets	—	1,845	—	1,845
Total financial assets	$—	$1,773,453	$7,715	$1,781,168

Liabilities
Derivative liabilities	$—	$5,669	$—	$5,669
Total financial liabilities	$—	$5,669	$—	$5,669
The following table presents a summary of the changes in the fair values for the period ended December 31, 2011 of Level 3 assets carried at fair value as of December 31, 2011 (dollars in thousands):

	Non-Agency Securities	Linked Transactions	Total
Balance as of August 9, 2011	$—	$—	$—
Unrealized loss	(629)	(1,266)	(1,895)
Purchases of securities	6,727	8,778	15,505
Principal repayments on securities	(286)	(566)	(852)
Borrowings net of repayments on repurchase agreements underlying Linked Transactions	—	(5,444)	(5,444)
Premium / discount amortization	157	253	410
Accrued interest on Linked Transactions	—	(9)	(9)
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized loss related to Level 3 assets held as of December 31, 2011	$(629)	$(1,266)	$(1,895)
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
Our agency securities and prime / Alt-A, option ARM and re-remic non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency securities and prime / Alt-A, option ARM and re-remic non-agency securities are classified as Level 2 in the fair value hierarchy. While our subprime non-agency securities are valued using the same process with similar inputs, a significant amount of inputs have been determined to be unobservable due to relatively low levels of market activity. Accordingly, our subprime non-agency securities are classified as Level 3 in the fair value hierarchy.
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
Note 8. Management Agreement and Related Party Transactions
We have entered into a management agreement with our Manager with a current renewal term through August 9, 2014 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the period from August 9 through December 31, 2011, we recorded an expense for management fees of $1.2 million, of which $0.3 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. For the period from August 9, 2011 through December 31, 2011, we recorded expense reimbursements to our Manager of $0.3 million, of which $0.1 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet.
Concurrent with our IPO, American Capital purchased two million shares of our common stock in a private placement at our IPO price of $20.00 per share for aggregate proceeds of $40.0 million.
The sister company of our Manager is the external manager of American Capital Agency Corp., a publicly-traded REIT that invests exclusively in agency mortgage investments (other than limited investments entered into for hedging purposes). All of our officers and the members of our mortgage investment team and other support personnel are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital, the parent company of our Manager, pursuant to which our Manager has access to its employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
Note 9. Income Taxes
We declared dividends of $10.0 million, or $1.00 per share, for the period from August 9, 2011 (date operations commenced) through December 31, 2011. For income tax purposes, our dividends to stockholders for the year ended December 31, 2011 were composed of $1.00 per share of ordinary income.
As of December 31, 2011, we had undistributed taxable income of $2.4 million that we expect to declare by the extended due date of our 2011 federal income tax return and pay in 2012. For the year ended December 31, 2011, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of less than $0.1 million, which is included in excise tax on the accompanying consolidated statements of operations. However, we do not expect to incur any additional income tax liability on our 2011 taxable income.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2011. Our tax return for 2011 will be open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
Note 10. Stockholders’ Equity
Initial Public Offering
On August 9, 2011, we completed our IPO by selling 8.0 million shares of our common stock at $20.00 per share for proceeds, net of offering costs, of $159.1 million. Concurrent with the IPO, American Capital purchased 2.0 million shares of our common stock in a private placement at $20.00 per share, for aggregate proceeds of $40.0 million. As part of the IPO, our Manager paid the underwriters' fee of $6.2 million.
American Capital has agreed that, for a period of 365 days after August 3, 2011, it will not, without the prior written consent of the representatives of the underwriters of our IPO, dispose of or hedge any of the shares of our common stock that it purchased in the concurrent private placement, subject to certain exceptions.
Long-Term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock to our independent directors. Following the completion of our IPO, we granted 1,500 shares of restricted common stock to each of our four independent directors for a total of 6,000 shares of restricted common stock with a grant date fair value of $20.00 per share. These shares will vest equally over a three-year period, subject to their continued service on our board of directors. As of December 31, 2011, we had 94,000 shares of common stock reserved for issuance under our long-term incentive plan.
Note 11. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the period from August 9, 2011 (date operations commenced) through December 31, 2011 (in thousands, except per share data):

	For the Period from August 9, 2011 (date operations commenced) Through September 30, 2011	For the Three Months Ended December 31, 2011	For the Period from August 9, 2011 (date operations commenced) Through December 31, 2011

Interest income	$4,128	$12,286	$16,414
Interest expense	(383)	(1,354)	(1,737)
Net interest income	3,745	10,932	14,677
Total other gains (losses), net	(298)	8,065	7,767
Total expenses	981	1,762	2,743
Income before excise tax	2,466	17,235	19,701
Excise tax	—	32	32
Net income	$2,466	$17,203	$19,669
Net income per common share—basic and diluted	$0.25	$1.72	$1.97
Weighted average number of common shares outstanding—basic and diluted	10,006	10,006	10,006
Dividends declared per common share	$0.20	$0.80	$1.00
Note 12. Subsequent Events
On February 6, 2012, we granted each of our four independent directors 1,500 restricted shares of our common stock, which will vest ratably over a three-year period subject to their continued service on our Board of Directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Manager, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly registered public companies.
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly registered public companies.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the period ended December 31, 2011.
Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers
Our Board of Directors consists of seven directors, a majority of which have been determined by our Board of Directors to be independent in accordance with the applicable marketplace rules of The NASDAQ Global Select Market. Malon Wilkus, Robert Couch, Morris Davis, Randy Dobbs, John Erickson, Larry Harvey and Alvin Puryear are the members of our Board of Directors. Dr. Davis and Messrs. Couch, Dobbs and Harvey have been determined by our Board of Directors to be independent directors under applicable marketplace rules. Their current terms will expire at our annual meeting of stockholders in 2012 or when their successors are duly elected and qualified. Our bylaws provide that a majority of the Board of Directors may establish, increase or decrease the number of directors, provided that the number of directors shall never be less than the minimum number required by the MGCL, or more than 15, provided further that the number of directors shall not be increased by 50% or more in any twelve month period without the approval of at least 66% of the entire Board of Directors. All of our executive officers serve at the discretion of our Board of Directors. The table below sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Malon Wilkus	60	Chair and Chief Executive Officer
Gary Kain	47	President and Chief Investment Officer
John R. Erickson	52	Director, Executive Vice President and Chief Financial Officer
Samuel A. Flax	55	Executive Vice President and Secretary
Jeff Winkler	37	Senior Vice President and Co-Chief Investment Officer
Peter J. Federico	45	Senior Vice President and Chief Risk Officer
Robert M. Couch	54	Director*
Morris A. Davis	40	Director*
Randy E. Dobbs	61	Director*
Larry K. Harvey	47	Director*
Alvin N. Puryear	74	Director

————————

*	Indicates that such director is considered an “independent director” under The NASDAQ Global Select Market's marketplace rules, as determined by our Board of Directors.
Malon Wilkus has served as our Chair and Chief Executive Officer since March 2011 and as the Chief Executive Officer of our Manager since April 2011. Mr. Wilkus is also the Chair and Chief Executive Officer of American Capital Agency Corp. (NASDAQ: AGNC) and the Chief Executive Officer of its manager, American Capital AGNC Management, LLC. In addition, Mr. Wilkus is the founder of American Capital, the indirect majority owner of our Manager, and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1986, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has also been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. Additionally, Mr. Wilkus is the President of American Capital, LLC, which is the fund management portfolio company of American Capital and also the indirect majority owner of our Manager. He has also served on the board of directors of over a dozen middle-market companies in various industries. Mr. Wilkus' extensive board and senior executive experience investing in and managing private and public investment vehicles, and his financial expertise and deep knowledge of our business as our Chief Executive Officer strengthen our Board of Directors' collective qualifications, skills, experience and viewpoints.
Gary Kain has served as our President and Chief Investment Officer since March 2011 and as the President of our Manager since April 2011, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of American Capital Agency Corp. (NASDAQ: AGNC). He was previously a Senior Vice President and Managing Director of American Capital until July 2009, after which time his employment was transferred to American Capital Mortgage Management, LLC (f/k/a American Capital Agency Management, LLC), the parent company of our Manager. Mr. Kain is also the President of American Capital Mortgage Management, LLC and American Capital AGNC Management, LLC, the sister company of our Manager and the manager of American Capital Agency Corp. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for the company's $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of Mortgage Portfolio Strategy at Freddie Mac.
John R. Erickson has served as our Executive Vice President and Chief Financial Officer since March 2011 and as a member of our Board of Directors since July 2011. He is also the Executive Vice President and Treasurer of our Manager and of its parent company, American Capital Mortgage Management, LLC. Mr. Erickson is also the Executive Vice President and Chief Financial Officer of American Capital Agency Corp. (NASDAQ: AGNC) and the Executive Vice President and Treasurer of its manager, American Capital AGNC Management, LLC. In addition, he is a Vice President and Treasurer of American Capital, LLC, the fund management portfolio company of American Capital. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. From 1991 to 1998, Mr. Erickson was the Chief Financial Officer of Storage USA, Inc., a REIT formerly traded on the New York Stock Exchange (NYSE: SUS). Mr. Erickson's extensive senior executive experience, his financial expertise and his deep knowledge of our business as our Executive Vice President and Chief Financial Officer strengthen our Board of Directors' collective qualifications, skills, experience and viewpoints.
Samuel A. Flax has served as our Executive Vice President and Secretary since March 2011. He is also Executive Vice President and Secretary of our Manager and of its parent company, American Capital Mortgage Management, LLC. Mr. Flax is also a member of the Board of Directors and Executive Vice President and Secretary of American Capital Agency Corp. (NASDAQ: AGNC) and of its manager, American Capital AGNC Management, LLC. In addition, he is a Vice President and Secretary of American Capital, LLC, the fund management portfolio company of American Capital. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised the company on corporate, securities and other legal matters and represented the company in many of its investment transactions.
Jeff Winkler has served as our Senior Vice President and Co-Chief Investment Officer and as a Senior Vice President of our Manager since May 2011. He is primarily responsible for managing our non-agency mortgage investment portfolio. Mr. Winkler joined the parent company of our Manager in May 2011. Prior to that, Mr. Winkler served as a Managing Director and Portfolio Manager with the Securitized Products Fund at both PointState Capital and Duquesne Capital Management from February 2009 to May 2011. The fund principally invested in non-agency RMBS and agency derivatives. Prior to joining Duquesne, Mr. Winkler was a senior trader in the non-agency business at Deutsche Bank from November 2008 to February 2009. He also worked at Lehman Brothers for six years prior to that in securitized products trading, where he held roles in their agency, non-agency, and mortgage origination business.
Peter J. Federico has served as our Senior Vice President and Chief Risk Officer and as the Senior Vice President and Chief Risk Officer of our Manager since May 2011. He is also the Senior Vice President and Chief Risk Officer of the parent company of our Manager, American Capital Mortgage Management, LLC. He is primarily responsible for overseeing risk management activities for us and other funds managed by American Capital Mortgage Management, LLC's subsidiaries. Mr. Federico joined the parent company of our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company's investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac's $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management, since joining the company in 1988.
Robert M. Couch has been a member of our Board of Directors since July 2011. Mr. Couch is Counsel to Bradley Arant Boult Cummings LLP, a law firm based in Birmingham, Alabama. Mr. Couch is also Chairman of ARK Real Estate Strategies, LLC. ARK helps banks and financial institutions evaluate, manage and market foreclosed residential real estate. ARK is also the manager of the ARK Real Estate Opportunity Fund I, LLC, an investment fund focused on distressed residential real estate. Mr. Couch is a member of the Board of Directors of Prospect Holding Company, LLC, the parent company of Prospect Mortgage of Sherman Oaks, California. In December 2011, Mr. Couch was also appointed to the Bipartisan Policy Center Housing Commission. From June 2007 to November 2008, Mr. Couch served as General Counsel of the United States Department of Housing and Urban Development, or HUD. From December 2006 until June 2007, Mr. Couch served as Acting General Counsel of HUD. Mr. Couch began his service at HUD as President of Ginnie Mae from June 2006 until June 2007. Prior to his government service, Mr. Couch served as President and Chief Executive Officer of New South Federal Savings Bank. He holds a Juris Doctor degree from Washington and Lee University. Mr. Couch also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC). Mr. Couch's extensive senior executive and board experience, including in real estate and government, strengthen our Board of Directors' collective qualifications, skills, experience and viewpoints.
Morris A. Davis has been a member of our Board of Directors since July 2011. Dr. Davis is an Associate Professor in the Department of Real Estate and Urban Land Economics at the University of Wisconsin-Madison, School of Business. He has worked in the department since September 2006. He is currently on the Academic Advisory Council of the Federal Reserve Bank of Chicago and served in 2007 as a Research Associate at the Federal Reserve Bank of Cleveland. From July 2002 to August 2006, Dr. Davis was an economist at the Federal Reserve Board working in the Flow of Funds Section. From October 2001 to July 2002, he was Director of Yield Optimization at Return Buy, Inc. and from August 1998 to October 2001, Dr. Davis was an economist at the Macroeconomics and Quantitative Studies Section of the Federal Reserve Board. Dr. Davis is widely published on issues related to the U.S. housing markets and a frequent lecturer. He holds a Ph.D. in Economics from the University of Pennsylvania. Dr. Davis also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC). Dr. Davis's expertise in economics and finance matters strengthens our Board of Directors' collective qualifications, skills, experience and viewpoints.
Randy E. Dobbs has been a member of our Board of Directors since July 2011. Mr. Dobbs has been a self-employed business consultant and business speaker since the end of 2010. Prior to that, he was a Senior Operating Executive at Welsh, Carson, Anderson & Stowe, or Welsh Carson, a private equity firm. At Welsh Carson, Mr. Dobbs was responsible for portfolio company operational oversight, business acquisitions and equity opportunity development. From February 2005 to October 2008, he was the Chief Executive Officer of US Investigations Services, Inc. and its subsidiaries, or USIS. USIS provides business intelligence and risk management solutions, security and related services and expert staffing solutions for businesses and federal agencies. From April 2003 to February 2005, Mr. Dobbs was President and Chief Executive Officer of Philips Medical Systems, North America, a manufacturer of systems for imaging, radiation oncology and patient monitoring, as well as information management and resuscitation products. Prior to April 2003, Mr. Dobbs spent 27 years with General Electric Company where he held various senior level positions, including President and Chief Executive Officer of GE Capital, IT Solutions. Mr. Dobbs also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC) and the board of directors of various private equity companies and previously served on the board of directors of Savvis, Inc. (NASDAQ: SVVS) from November 2010 to August 2011. Mr. Dobbs's extensive senior executive experience managing a wide variety of businesses strengthens our Board of Directors' collective qualifications, skills, experience and viewpoints.
Larry K. Harvey has been a member of our Board of Directors since July 2011. Mr. Harvey has been Executive Vice President and Chief Financial Officer of Host Hotels & Resorts, Inc., or Host, since November 2007. He also served as Treasurer of Host from September 2007 to February 2010. Host is a lodging REIT (NYSE: HST). From February 2006 to November 2007, he served as Senior Vice President, Chief Accounting Officer of Host and from February 2003 to February 2006, he served as Host's Senior Vice President and Corporate Controller. Prior to rejoining Host in February 2003, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, Mr. Harvey was Host's Vice President of Corporate Accounting, before the spin-off of Crestline in 1998. Mr. Harvey also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC). Mr. Harvey's public company accounting, finance and risk management expertise, including his extensive experience as a senior executive of a REIT responsible for the preparation of financial statements, strengthens our Board of Directors' collective qualifications, skills, experience and viewpoints.
Alvin N. Puryear has been a member of our Board of Directors since July 2011. Dr. Puryear is a management consultant who specializes in advising businesses with high-growth potential. Until 2007, he was the Lawrence N. Field Professor of Entrepreneurship and Professor of Management at Baruch College of the City University of New York. In 1968 and 1969 he was on the faculty of the Graduate School of Business at Rutgers University. Prior to 1968, Dr. Puryear held executive positions in finance and information technology with the Mobil Corporation and Allied Chemical Corporation, respectively. He is also a member of the Board of Directors of American Capital, Ltd. (NASDAQ: ACAS) and American Capital Agency Corp. (NASDAQ: AGNC). In the past five years, Dr. Puryear has also served as a director of North Fork Bancorporation, North Fork Bank and the Bank of Tokyo-Mitsubishi UFG Trust Company. Dr. Puryear's extensive academic and board service and experience in banking and finance matters strengthen our Board of Directors' collective qualifications, skills, experience and viewpoints.
Board Committees
Our Board of Directors has established two committees that consist solely of independent directors, the principal functions of which are briefly described below. Matters put to a vote at any one of our committees must be approved by a majority of the directors on the committee who are present at a meeting, in person or as otherwise permitted by our bylaws, at which there is a quorum, or by unanimous written consent, of the directors on that committee. Our Board of Directors has adopted charters for each of these committees reflecting the duties discussed below. Our Board of Directors may from time to time establish other committees.
Audit Committee
Our Board of Directors has established an audit committee, which is composed of four independent directors: Dr. Davis and Messrs. Couch, Dobbs and Harvey. Mr. Harvey is the chair of our audit committee, and he serves as our “audit committee financial expert,” as that term is defined by the SEC. The committee assists the Board of Directors in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent registered public accounting firm; and

•	the performance of our independent registered public accounting firm and any internal auditors.
The committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm and considering the range of audit and non-audit fees. The charter of the audit committee is available in the Investor Relations section of our website at www.MTGE.com.
Compensation and Corporate Governance Committee
Our Board of Directors has established a compensation and corporate governance committee, which is composed of four independent directors: Dr. Davis and Messrs. Couch, Dobbs and Harvey. Mr. Dobbs is the chair of our compensation and corporate governance committee, whose principal functions are to:

•	evaluate the performance of and compensation paid by us, if any, to our executive officers;

•	evaluate the performance of our Manager;

•	review the compensation and fees payable to our Manager under our management agreement;

•	decide whether to renew or terminate the management agreement with our Manager;

•	administer our equity incentive plan for independent directors; and

•	produce a report on executive compensation required to be included in our proxy statement for our annual meetings.
The compensation and corporate governance committee also serves as the Board of Director's standing nominating committee and as such performs the following functions:

•
identifying, recruiting and recommending to the full Board of Directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to the Board of Directors corporate governance guidelines, including the committee's selection criteria for director nominees;

•	reviewing and making recommendations on matters involving general operation of the Board of Directors and our corporate governance;

•	recommending to the Board of Directors nominees for each committee of the Board of Directors; and

•	annually facilitating the assessment of the Board of Directors' performance as a whole and of the individual directors and reports thereon to the Board of Directors.
The charter of the compensation and corporate governance committee is available in the Investor Relations section of our website at www.MTGE.com.
Code of Business Conduct and Ethics
Our Board of Directors has established a code of business conduct and ethics that applies to our officers and directors and the officers and employees of our Manager, American Capital and its affiliates who provide services to us. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.
Any waiver of the code of business conduct and ethics for our executive officers or directors may be made only by our audit committee, and will be promptly disclosed as required by law or stock exchange regulations.
Our code of business conduct and ethics is available in the Investor Relations section of our website at www.MTGE.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of our common stock report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal 2011 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of 10% or more of our common stock were timely satisfied, except for three Form 4s filed late on August 22, 2011 by Mr. Kain, Mr. Winkler and Mr. Federico, respectively, each reflecting a purchase of our common stock on August 9, 2011.
Officers of Our Manager
The table below sets forth certain information with respect to the officers of our Manager.

Name	Age	Position Held with Our Manager
Malon Wilkus	60	Chief Executive Officer
Gary Kain	47	President
John R. Erickson	52	Executive Vice President and Treasurer
Samuel A. Flax	55	Executive Vice President and Secretary
Jeff Winkler	37	Senior Vice President
Peter J. Federico	45	Senior Vice President and Chief Risk Officer
Thomas A. McHale	39	Vice President
Biographical information for each of the officers of our Manager, except for Mr. McHale, is set forth above under “Our Directors and Officers.”
Thomas A. McHale is a Vice President of our Manager and of its parent company, American Capital Mortgage Management, LLC. Mr. McHale is also the Vice President of American Capital AGNC Management, LLC, the manager of American Capital Agency Corp. and of American Capital, LLC, the fund management portfolio company of American Capital. In addition, Mr. McHale has served as the Senior Vice President, Finance of American Capital since May 2006. He served as Vice President, Finance and Investor Relations and Assistant Secretary of American Capital from 2002 to May 2006. Mr. McHale joined American Capital in December 1998.
Item 11. Executive Compensation

Executive Compensation
We did not pay any compensation to our executive officers, nor did we make any grants of plan-based awards of any kind to them, during 2011, and we have no plans to do so for 2012. None of our executive officers received any options or stock directly from us prior to December 31, 2011, and we have no plans to do so for 2012. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.
Compensation Discussion and Analysis

We have not paid, and we do not intend to pay, any cash or equity compensation to any of our officers and we do not currently intend to adopt any policies with respect thereto. We have engaged American Capital MTGE Management, LLC as our Manager pursuant to the terms of a management agreement, dated August 9, 2011, as amended. See “Related Party Transactions” in Item 13 below for a description of the terms of the management agreement, including the management fees payable to our Manager thereunder and our reimbursement obligations to our Manager. Under our management agreement, our Manager has agreed to provide us with a management team, including a chief executive officer, chief financial officer and one or more chief investment officers or similar positions.
REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE
Our compensation and corporate governance committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this Annual Report on Form 10-K. Based on that review and discussions, our compensation and corporate governance committee recommends to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

By the Compensation and Corporate Governance Committee:
Randy E. Dobbs, Chair
Robert M. Couch Morris A. Davis
Larry K. Harvey
 Compensation and Corporate Governance Committee Interlocks and Insider Participation
The members of the compensation and corporate governance committee are Dr. Davis and Messrs. Couch, Dobbs and Harvey. Mr. Dobbs serves as Chair. No member of the compensation and corporate governance Committee during fiscal year 2011 served as an officer, former officer, or employee of ours or had a relationship disclosable under “Related Party Transactions” in Item 13 below. Further, during 2011, none of our executive officers served as:

•
a member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our compensation and corporate governance committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our compensation and corporate governance committee.

Director Compensation
We were incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 upon completion of our IPO. Mr. Wilkus was appointed to the Board of Directors on March 25, 2011, and the remaining directors were appointed to the Board of Directors on July 26, 2011 in connection with our IPO. Each independent director was paid a retainer for service on the Board of Directors during 2011 at an annual rate of $40,000 payable quarterly in advance. In addition, the chair of our audit committee was paid a retainer at an annual rate of $15,000 and the chair of our compensation and corporate governance committee was paid a retainer at an annual rate of $5,000, each payable quarterly in advance. During 2011, the independent directors also received a fee of $1,500 per meeting for attending Board or committee meetings and certain other Board-related functions approved by the Chair of our Board of Directors. Independent directors are reimbursed for travel expenses incurred in connection with such Board and committee meetings and Board-related functions. Directors who are also employees or directors of American Capital or any of its affiliates, including our Manager, do not receive any compensation from us for service as a member of the Board of Directors. American Capital, however, does have a policy to pay its non-employee directors fees for serving on the board of directors of its portfolio companies or its funds under management (such as MTGE) and under this policy, Dr. Puryear received $26,000 from American Capital for his service on our Board of Directors during 2011, in lieu of any payment by us.
On August 9, 2011, each of our independent directors received 1,500 shares of restricted common stock, which vest ratably over a three-year period, subject to their continued service on our Board of Directors, under the American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors described below.

The following table sets forth the compensation received by each independent director during 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert M. Couch	$27,500	$29,100	$—	$—	$—	$—	$56,600
Morris A. Davis	27,500	29,100	—	—	—	—	56,600
Randy E. Dobbs	30,000	29,100	—	—	—	—	59,100
Larry K. Harvey	35,000	29,100	—	—	—	—	64,100

————————

(1)
For amounts under the column “Stock Awards,” we disclose the fair value associated with the award measured in dollars and calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), as required by SEC regulations. The ASC 718 fair value per share of the restricted stock is the closing price on the date of grant, or $19.40 per share for those shares granted on August 9, 2011. On December 31, 2011, each of Dr. Davis and Messrs. Couch, Dobbs and Harvey had 1,500 shares of restricted stock outstanding.

 Equity Incentive Plan
We have established the American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors. This equity incentive plan provides for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our independent directors.
Our equity incentive plan is administered by our Board of Directors, which may delegate its authority to the compensation and corporate governance committee of our Board of Directors (the “plan administrator”). The plan administrator has the authority to make awards to eligible independent directors and to determine what form the awards will take and the terms and conditions of the awards. Except as provided below with respect to equitable adjustments, the plan administrator may not take any action that would have the effect of reducing the exercise or purchase price of any award granted under our equity incentive plan without first obtaining the consent of our stockholders.
An aggregate of 100,000 shares of our common stock has been reserved for issuance under the American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors, subject to adjustment as provided below. If any shares subject to an award granted under our equity incentive plan are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares to the participant, or if shares of our common stock are surrendered or withheld by us as payment of either the exercise price of an award and/or withholding taxes in respect of an award, the shares of common stock with respect to such award will again be available for awards under our equity incentive plan. Upon the exercise of any award granted in tandem with any other award, the related award will be cancelled to the extent of the number of shares of common stock as to which the award is exercised and, notwithstanding the foregoing, that number of shares will no longer be available for awards under our equity incentive plan.
In the event that the plan administrator determines that any dividend or other distribution (whether in the form of cash, common stock or other property), recapitalization, stock split, reverse split, reorganization, merger or other similar corporate transaction or event, affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under our equity incentive plan, then the plan administrator will make equitable changes or adjustments to: (i) the number and kind of shares of common stock or other property (including cash) that may thereafter be issued in connection with awards; (ii) the number and kind of shares of common stock or other property (including cash) issued or issuable in respect of outstanding awards; (iii) the exercise price, grant price or purchase price relating to any award and (iv) the performance goals, if any, applicable to outstanding awards. In addition, the plan administrator may determine that any equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to shares of our common stock).
Each stock option granted under our equity incentive plan will have a term of no longer than 10 years, and will have an exercise price that is no less than 100% of the fair market value of our common stock on the date of grant of the award. The other terms of stock options granted by us under our equity incentive plan will be determined by the plan administrator.

The plan administrator will determine the terms and conditions of each grant of restricted stock or restricted stock units under our equity incentive plan. Restricted stock units confer on the participant the right to receive cash, common stock or other property, as determined by the plan administrator, having a value equal to the number of shares of our common stock that are subject to the award. The holders of awards of restricted stock or restricted stock units may be entitled to receive dividends or, in the case of restricted stock units, dividend equivalents, which in either case may be payable immediately or on a deferred basis at such time as is determined by the plan administrator.
The plan administrator may determine to make grants of our common stock that are not subject to any restrictions or a substantial risk of forfeiture or to grant other stock-based awards to eligible participants, the terms and conditions of which will be determined by the plan administrator at the time of grant.
Unless otherwise determined by the plan administrator and set forth in an individual award agreement, outstanding awards under the American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors will become fully vested, exercisable and/or payable upon termination of the independent director's service as a director, unless such termination of service is pursuant to a removal for cause, or if we undergo a change of control.
Our equity incentive plan will automatically expire on July 26, 2021, the tenth anniversary of the date on which it was adopted. Our Board of Directors may terminate, amend, modify or suspend our equity incentive plan at any time, subject to stockholder approval as required by law or stock exchange rules. The plan administrator may amend the terms of any outstanding award under our equity incentive plan at any time. No amendment or termination of our equity incentive plan, or any outstanding award, may adversely affect any of the rights of an award holder without the holder's consent.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 See Item 5 of Part II of this Annual Report on Form 10-K for a summary of securities authorized for issuance under the American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors. The following table sets forth, as of February 14, 2012 (unless otherwise indicated), the beneficial ownership of each of our executive officers, each current director, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, we believe that the beneficial owner set forth in the table has sole voting and investment power.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned (3)
Beneficial owners of more than 5%:
American Capital, Ltd.	2,000,100	(4)	20%
Pine River Capital Management L.P. (5) Pine River Fixed Income Master Fund Ltd. Brian Taylor 601 Carlson Parkway, Suite 330 Minnetonka, MN 55305	1,134,886		11%
Sentry Investments Inc.(6) Sentry Select Capital Corp. Commerce Court West 199 Bay Street, Suite 4100 P.O. Box 108 Toronto, Ontario M5L 1E2 Canada	1,015,000		10%
Executive officers and directors:
Malon Wilkus	—		—
Gary Kain	114,200		1%
John R. Erickson	—		—
Samuel A. Flax	—		—
Jeff Winkler	75,323		1%
Peter J. Federico	20,000		*
Robert M. Couch	5,800	(7)	*
Morris A. Davis	3,000	(7)	*
Randy E. Dobbs	3,000	(7)	*
Larry K. Harvey	3,000	(7)	*
Alvin N. Puryear	—		—
All executive officers and directors as a group (11 persons)	224,323		2%
 _____________________

*	Less than 1%.

(1)
The address of American Capital, Ltd. is 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814. The address of each of the executive officers and directors listed above is c/o American Capital Mortgage Investment Corp., 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814.

(2)	In accordance with SEC rules, beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).

(3)	Based on 10,012,100 shares of common stock outstanding as of February 14, 2012.

(4)	Consists of 100 shares purchased in connection with our initial capitalization and 2,000,000 shares purchased in a private placement concurrent with our IPO.

(5)
This information is based solely on a Schedule 13G filed with the SEC on August 12, 2011, as amended and supplemented by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, filed with the SEC on August 15, 2011, September 12, 2011 and February 14, 2012, respectively, by (i) Brian Taylor (“Taylor”), (ii) Pine River Capital Management L.P., a Delaware limited partnership (“PRCM”), and (iii) Pine River Fixed Income Master Fund Ltd., a company organized in the Cayman Islands (the “Fund”). Taylor and PRCM are the beneficial owners of 1,134,886 shares, and the Fund is the beneficial owner of 876,960 shares. Taylor and PRCM have the shared power to dispose of or direct the disposition of and to vote or direct the vote of 1,134,886 shares. The Fund has the shared power to dispose of or direct the disposition of and to vote or direct the vote of 876,960 shares.

(6)
This information is based solely on a Schedule 13G/A filed with the SEC on September 8, 2011, as amended and supplemented by Amendment No 2. thereto, filed with the SEC on February 13, 2012 by (i) Sentry Select Capital Corp., an Ontario corporation (“SSCC”), and (ii) Sentry Investments Inc., an Ontario corporation and a wholly-owned subsidiary of SSCC (“SII”). SII and SSCC are the beneficial owners of 1,015,000 shares, and have the sole power to dispose of or direct the disposition of and to vote or direct the vote of 1,015,000 shares.

(7)	Includes 3,000 shares of restricted common stock granted to the independent director pursuant to our equity incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions
Concurrent with our IPO, we entered into a stock purchase agreement with American Capital pursuant to which it purchased an aggregate of $40.0 million of our common stock at $20.00 per share (or 2,000,000 shares) in a private placement.

Accordingly, American Capital beneficially owns approximately 20% of our outstanding common stock. The stock purchase agreement contains customary representations, covenants and conditions.
We have entered into a management agreement with our Manager with a current renewal term through August 9, 2014 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the period from August 9 through December 31, 2011, we recorded an expense for management fees of $1.2 million, of which $0.3 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. For the period from August 9, 2011 through December 31, 2011, we recorded expense reimbursements to our Manager of $0.4 million, of which $0.1 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet.
In connection with our IPO, we and American Capital entered into a registration rights agreement with regard to the common stock purchased by American Capital. Pursuant to the registration rights agreement, we granted American Capital (i) unlimited demand registration rights to have these shares registered for resale and (ii) the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager as our manager. These registration rights will only begin to apply 365 days and 180 days, respectively, after August 3, 2011. Notwithstanding the foregoing, any registration will be subject to cutback provisions, and we will be permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) for certain periods, referred to as “blackout periods.”
American Capital License Agreement
We have entered into a license agreement with American Capital, pursuant to which American Capital has granted us a non-exclusive, royalty free license to use the name “American Capital” and the Internet address, www.MTGE.com.
We have not entered into any other transactions in which any other director or officer or stockholder of ours or our Manager has any material interest.
Related Person Transaction Policies
Our Board of Directors has adopted a policy providing that any investment transaction between American Capital or any of its affiliates and us or any of our subsidiaries requires the prior approval of a majority of our independent directors.
Our Board of Directors has also adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary any related person transaction and all material facts about the transaction. Our Secretary would then assess and promptly communicate that information to the compensation and corporate governance committee of our Board of Directors. Based on its consideration of all of the relevant facts and circumstances, that committee will decide whether or not to approve such transaction and will generally approve only those transactions that are in, or are not inconsistent with, our best interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to the compensation and corporate governance committee of our Board of Directors, which will evaluate all options available, including ratification, revision, termination or rescission of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

In addition, our Code of Ethics, which has been approved by our Board of Directors and which has been provided to all of our directors, officers and the persons who provide services to us pursuant to the management agreement, requires that all such persons avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual's personal interests and our interests. Pursuant to our Code of Ethics, each of these persons must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or our Secretary. If a conflict is determined to exist, the person must disengage from the conflict situation or terminate his provision of services to us. Our chief executive officer, chief financial officer and certain other persons who may be designated by our Board of Directors or its audit committee, whom we collectively refer to as our financial executives, must consult with our Secretary with respect to any proposed actions or arrangements that are not clearly consistent with our Code of Ethics. In the event that a financial executive wishes to engage in a proposed action or arrangement that is not consistent with our Code of Ethics, the executive must obtain a waiver of the relevant provisions of our Code of Ethics in advance from our audit committee.

Director Independence
Rules 5605 and 5615 of The NASDAQ Global Select Market require that a majority of our Board of Directors qualify as “independent” no later than the first anniversary of our IPO. Our Board of Directors has determined that Dr. Davis and Messrs. Couch, Dobbs and Harvey meet the definition of “independent director,” as defined in the marketplace rules of The NASDAQ Global Select Market.
Item 14. Principal Accounting Fees and Services

Fee Information
Ernst & Young LLP has served as our independent public accountant since our IPO. Ernst & Young LLP performed various audit and other services for us during 2011. Fees for professional services provided by Ernst & Young LLP in 2011 in each of the following categories are:

2011
Audit Fees	$319,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$319,000

Audit Fees
“Audit Fees” relate to fees and expenses billed by Ernst & Young LLP for the annual audit, including the audit of our financial statements, audit of internal control over financial reporting, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.
Tax Fees
“Tax Fees” relate to fees billed for professional services for tax compliance.

All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the audit committee for 2011 in accordance with its pre-approval policy. The audit committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent public accountant. The policy requires the audit committee to approve each audit or non-audit engagement or accounting project involving the independent public accountant, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm's independence. The committee may delegate its pre-approval authority to one or more of its members, and such member(s) are required to report any pre-approval decisions to the audit committee at its next meeting. The audit committee has delegated authority to its Chair to pre-approve the engagement and related fees of the independent public accountant for any additional audit or permissible non-audit services. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimus amount of less than 5% of the total annual fees paid by us to the independent public accountant during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the audit committee promptly thereafter and approved prior to the completion of the annual audit.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)    List of documents filed as part of this report:

1.	The following financial statements are filed herewith:

a.	Consolidated Balance Sheet as of December 31, 2011

b.	Consolidated Statement of Operations for the Period from August 9, 2011 (date operations commenced) through December 31, 2011

c.	Consolidated Statement of Stockholders' Equity for the Period from August 9, 2011 (date operations commenced) through December 31, 2011

d.	Consolidated Statement of Cash Flows for the Period from August 9, 2011 (date operations commenced) through December 31, 2011

2.	The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description
*3.1
American Capital Mortgage Investment Corp. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

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

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*4.3
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*10.1
Management Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital MTGE Management, LLC, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*10.2
Amendment and Joinder Agreement, dated September 30, 2011, by and between American Capital Mortgage Investment TRS, LLC and American Capital MTGE Management, LLC, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*10.3
Stock Purchase Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd., incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*10.4
Underwriting Agreement, dated August 3, 2011, by and among American Capital Mortgage Investment Corp., American Capital MTGE Management, LLC and Citigroup Global Markets Inc., Deutsche Bank
Securities, Inc., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule I thereto, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*10.5
Registration Rights Agreement, dated August 9, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd., incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*10.6
License Agreement, dated August 3, 2011, by and between American Capital Mortgage Investment Corp. and American Capital, Ltd., incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

†*10.7
American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

†*10.8
Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

14	American Capital Mortgage Investment Corp. Code of Ethics and Conduct, adopted July 26, 2011.

21	Subsidiaries of the Company and jurisdiction of incorporation: 1) American Capital Mortgage Investment TRS, LLC, a Delaware limited liability company

23	Consent of Ernst & Young, LLP.

24	Powers of Attorney of directors and officers.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Fully or partly previously filed.
†Management contract or compensatory plan or arrangement.

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chair of the Board of Directors and Chief Executive Officer

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 21, 2012
Malon Wilkus

/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 21, 2012
John R. Erickson

*	Director	February 21, 2012
Robert M. Couch

*	Director	February 21, 2012
Morris A. Davis

*	Director	February 21, 2012
Randy E. Dobbs

*	Director	February 21, 2012
Larry K. Harvey

*	Director	February 21, 2012
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact