Form 10-Q
period 2012-03-31
American Capital Mortgage Investment Corp.
filed 2012-05-11
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2012 was 23,612,100.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $3,652,873 and $1,535,388, respectively)	$3,844,747	$1,740,091
Non-agency securities, at fair value (including pledged securities of $79,202 and $8,626, respectively)	128,941	25,561
Linked transactions, at fair value	16,241	13,671
Cash and cash equivalents	79,161	57,428
Restricted cash and cash equivalents	21,187	3,159
Interest receivable	11,103	5,566
Derivative assets, at fair value	6,178	1,845
Receivable for agency securities sold	73,251	271,849
Receivable under reverse repurchase agreements	122,994	50,563
Other assets	486	589
Total assets	$4,304,289	$2,170,322
Liabilities:
Repurchase agreements	$3,567,398	$1,706,281
Payable for agency securities purchased	111,404	189,042
Derivative liabilities, at fair value	12,266	5,669
Dividend payable	9,011	8,005
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	121,889	50,154
Accounts payable and other accrued liabilities	2,874	2,370
Total liabilities	3,824,842	1,961,521
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 22,012 and 10,006 shares issued and outstanding, respectively	220	100
Additional paid-in capital	457,255	199,038
Retained earnings	21,972	9,663
Total stockholders’ equity	479,447	208,801
Total liabilities and stockholders’ equity	$4,304,289	$2,170,322
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands, except per share data)
(unaudited)

Interest income:
Agency securities	$15,306
Non-agency securities	1,271
Other	25
Interest expense	(1,664)
Net interest income	14,938

Other gains (losses):
Realized gain on agency securities, net	5,971
Realized loss on periodic settlements of interest rate swaps, net	(1,041)
Realized gain on other derivatives and securities, net	562
Unrealized gain on agency securities, net	4,006
Unrealized gain on non-agency securities, net	2,411
Unrealized gain and net interest income on linked transactions, net	3,384
Unrealized loss on other derivatives and securities, net	(6,785)
Total other gains, net	8,508

Expenses:
Management fees	1,082
General and administrative expenses	1,035
Total expenses	2,117

Income before excise tax	21,329
Excise tax	9
Net income	$21,320

Net income per common share—basic and diluted	$1.82

Weighted average number of common shares outstanding—basic and diluted	11,724

Dividends declared per common share	$0.90
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	21,320	21,320
Issuance of common stock	—	—	12,000	120	258,201	—	258,321
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	16	—	16
Common dividends declared	—	—	—	—	—	(9,011)	(9,011)
Balance, March 31, 2012	—	$—	22,012	$220	$457,255	$21,972	$479,447
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands, unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,320
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of premiums and discounts, net	1,238
Unrealized gain on securities and derivatives, net	(2,307)
Realized gain on agency securities, net	(5,971)
Realized gain on other derivatives and securities, net	(562)
Increase in interest receivable	(5,537)
Decrease in other assets	103
Increase in accounts payable and other accrued liabilities	504
Stock-based compensation	16
Net cash flows from operating activities	8,804
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(2,585,473)
Purchases of non-agency securities	(96,074)
Proceeds from sale of agency securities	571,428
Principal collections on agency securities	37,667
Principal collections on non-agency securities	2,151
Purchases of non-agency securities underlying linked transactions	(6,589)
Principal collections on non-agency securities underlying linked transactions	1,987
Purchases of U.S. Treasury securities sold prior to purchase	(1,015,802)
Proceeds from sale of U.S. Treasury securities sold prior to purchase	1,092,521
Payments of reverse repurchase agreements	(368,914)
Proceeds from reverse repurchase agreements	296,483
Purchases of U.S. Treasury securities	(50,167)
Proceeds from sale of U.S. Treasury securities	49,902
Payment of premiums for interest rate swaptions	(3,881)
Increase in restricted cash and cash equivalents	(18,028)
Net payments on other derivatives	(4,727)
Net cash flows used in investing activities	(2,097,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(8,005)
Proceeds from common stock offerings, net of offering costs	258,321
Proceeds from repurchase agreements	4,225,558
Repayments on repurchase agreements	(2,368,087)
Proceeds from repurchase agreements underlying linked transactions	91,735
Repayments of repurchase agreements underlying linked transactions	(89,077)
Net cash flow from financing activities	2,110,445
Net increase in cash and cash equivalents	21,733
Cash and cash equivalent at beginning of the period	57,428
Cash and cash equivalents at end of period	$79,161
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$6,215
Repurchase agreements recorded upon de-linking of Linked Transactions	$3,646
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
Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of March 31, 2012, there has been no activity in American Capital Mortgage Investment TRS, LLC.
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
At the time we purchase non-agency securities and loans that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Repurchase Agreements
We finance the acquisition of agency securities and certain non-agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, we account for repurchase transactions, other than those treated as Linked Transactions (see Derivatives below), as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. Repurchase agreements are carried at cost which approximates fair value due to their short-term nature.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swap. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements. The payment of periodic settlements of net interest on interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net in our consolidated statement of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain on other derivatives and securities, net in our consolidated statement of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized loss on other derivatives and securities, net in our consolidated statement of operations.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized loss on other derivatives and securities, net in our consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid and reported in realized gain on other derivatives and securities, net in our consolidated statement of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized gain on other derivatives and securities, net in our consolidated statement of operations.
We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.
TBA securities
A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed upon future date. The specific agency securities delivered under the contract on the settlement date, which is published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. Realized gains and losses associated with our TBA contracts are recognized on our consolidated statement of operations in the line item realized gain on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net, in the period in which they occur. We estimate the fair value of TBA securities based on similar methods used to value agency securities.
Linked Transactions
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria. We will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain and net interest income on linked transactions, net on our consolidated statement of operations.
Forward commitments to purchase or sell specified securities

We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified security and settlement extends beyond the shortest period possible for that type of security. Realized gains and losses associated with forward commitments are recognized in the line item realized gain on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net on our consolidated statement of operations. We estimate the fair value of forward commitments to purchase or sell specified mortgage-backed securities based on similar methods used to value mortgage-backed securities, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in realized gain on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net, on our consolidated statement of operations.
Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.
Note 4. Agency Securities
The following table summarizes our investments in agency securities as of March 31, 2012 and December 31, 2011(dollars in thousands):

	As of March 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$3,015,151	$659,517	$3,674,668
Unamortized premium	118,771	33,485	152,256
Amortized cost	3,133,922	693,002	3,826,924
Gross unrealized gains	16,257	4,876	21,133
Gross unrealized losses	(2,522)	(788)	(3,310)
Fixed-rate agency securities, at fair value	$3,147,657	$697,090	$3,844,747

Weighted average coupon as of March 31, 2012	3.56%	3.79%	3.60%
Weighted average yield as of March 31, 2012	2.92%	2.88%	2.92%
Weighted average yield for the three months ended March 31, 2012	3.09%	3.19%	3.11%

	As of December 31, 2011
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$1,240,435	$396,625	$1,637,060
Unamortized premium	64,700	24,514	89,214
Amortized cost	1,305,135	421,139	1,726,274
Gross unrealized gains	11,260	2,923	14,183
Gross unrealized losses	(120)	(246)	(366)
Fixed-rate agency securities, at fair value	$1,316,275	$423,816	$1,740,091

Weighted average coupon as of December 31, 2011	3.95%	4.19%	4.01%
Weighted average yield as of December 31, 2011	2.85%	2.91%	2.87%
Weighted average yield for the three months ended December 31, 2011	2.88%	2.94%	2.90%
Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of March 31, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	—	—	—%	55,582	55,260	2.17%
Greater than three years and less than or equal to five years	282,266	277,754	2.56%	425,251	422,406	2.49%
Greater than five years	3,562,481	3,549,170	2.94%	1,259,258	1,248,608	3.02%
Total / weighted average	$3,844,747	$3,826,924	2.92%	$1,740,091	$1,726,274	2.87%
As of March 31, 2012 and December 31, 2011, the weighted average life of our agency security portfolio was 7.3 years and 5.9 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 7% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table is a summary of our net realized gain from the sale of agency securities for the three months ended March 31, 2012 (dollars in thousands):

Proceeds from agency securities sold	$571,428
Less decrease in receivable for agency securities sold	(198,598)
Less agency securities sold, at cost	(366,859)
Net realized gains on sale of agency securities	$5,971

Gross realized gains on sale of agency securities	$5,971
Gross realized losses on sale of agency securities	—
Net realized gains on sale of agency securities	$5,971
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,024,019	$621,370	$3,645,389
Amortized cost	3,010,573	617,521	3,628,094
Accrued interest on pledged agency securities	8,582	1,892	10,474
Under Derivative Agreements
Fair value	2,315	5,169	7,484
Amortized cost	2,366	5,196	7,562
Accrued interest on pledged agency securities	8	16	24
Total Fair Value of Agency Securities Pledged and Accrued Interest	$3,034,924	$628,447	$3,663,371

	As of December 31, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,219,634	$311,641	$1,531,275
Amortized cost	1,208,426	309,958	1,518,384
Accrued interest on pledged agency securities	3,791	1,006	4,797
Under Derivative Agreements
Fair value	1,019	3,094	4,113
Amortized cost	1,006	3,072	4,078
Accrued interest on pledged agency securities	4	10	14
Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,224,448	$315,751	$1,540,199
——————

(1)
Agency securities pledged do not include pledged amounts of $72.8 million and $269.5 million under repurchase agreements related to agency securities sold but not yet settled as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2012 and December 31, 2011(dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,144,523	$2,132,334	$6,417	$961,430	$952,684	$3,052
31 - 59 days	484,272	482,917	1,323	441,167	437,969	1,347
60 - 90 days	837,109	834,543	2,198	53,265	53,082	129
Greater than 90 days	179,485	178,300	536	75,413	74,649	269
Total	$3,645,389	$3,628,094	$10,474	$1,531,275	$1,518,384	$4,797
Note 5. Non-Agency Securities
The following tables summarize our non-agency security investments as of March 31, 2012 (dollars in thousands):

Non-Agency Securities
Category	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average Coupon (2)	Weighted Average Yield
Prime / Alt-A	$78,702	$76,702	$109,897	1.64%	7.20%
Subprime	16,173	16,463	42,229	0.45%	9.85%
Re-REMIC	8,523	8,328	8,878	5.12%	5.22%
Option-Arm	25,543	25,310	38,267	0.57%	6.64%
Total/ Weighted Average	$128,941	$126,803	$199,271	1.33%	7.30%

Non-Agency Securities Underlying Linked Transactions (3)
Category	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average Coupon (2)	Weighted Average Yield
Prime / Alt-A	$21,381	$21,328	$26,116	3.63%	6.65%
Subprime	7,893	8,332	29,295	0.37%	8.97%
Re-REMIC	8,418	8,645	9,291	2.76%	5.34%
Option-Arm	14,153	12,884	22,256	0.55%	9.09%
Total/ Weighted Average	$51,845	$51,189	$86,958	1.65%	7.42%
————————

(1)
As of March 31, 2012, the unrealized net gain of $2.1 million on non-agency securities is comprised of $3.4 million gross unrealized gain and $1.3 million gross unrealized loss. As of March 31, 2012, the unrealized net gain of $0.7 million on non-agency securities underlying Linked Transactions is comprised of $1.5 million gross unrealized gain and $0.8 million gross unrealized loss.

(2)
Weighted average coupon rates are floating, except for $21.8 million fair value of prime / Alt-A non-agency securities and $8.1 million fair value of prime / Alt-A securities underlying Linked Transactions as of March 31, 2012.

(3)	See Note 7 - Derivatives for composition of Linked Transactions.

The following table summarizes our non-agency security investments as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
Category	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average Coupon (2)	Weighted Average Yield
Prime / Alt-A	$10,966	$10,788	$17,090	3.75%	8.44%
Subprime	5,969	6,597	20,884	0.50%	10.09%
Re-REMIC	8,626	8,609	9,177	5.39%	6.16%
Total/ Weighted Average	$25,561	$25,994	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (3)
Category	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average Coupon (2)	Weighted Average Yield
Prime / Alt-A	$27,488	$28,084	$36,934	3.38%	6.04%
Subprime	7,198	8,465	29,586	0.42%	9.36%
Re-REMIC	8,805	8,934	9,629	2.75%	5.08%
Option-Arm	6,702	6,567	12,522	0.66%	11.31%
Total/ Weighted Average	$50,193	$52,050	$88,671	1.94%	7.08%
————————

(1)
As of December 31, 2011, the unrealized net loss of $0.4 million on non-agency securities is comprised of $0.7 million gross unrealized loss and $0.3 million gross unrealized gain. As of December 31, 2011, the unrealized net loss of $1.9 million on non-agency securities underlying Linked Transactions is comprised of $2.2 million gross unrealized loss and $0.3 million gross unrealized gain.

(2)
Weighted average coupon rates are floating, except for $3.8 million fair value of prime / Alt-A non-agency securities and $8.4 million fair value for prime / Alt-A securities underlying Linked Transactions as of December 31, 2011.

(3)	See Note 7 - Derivatives for composition of Linked Transactions.
Prime / Alt-A non-agency securities as of March 31, 2012 and December 31, 2011 include senior tranches in securitization trusts issued between 2004 and 2006, and are collateralized by residential mortgages originated between 2002 and 2006. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. The mortgages underlying our prime / Alt-A non-agency securities have both floating-rate and fixed-rate coupons, with weighted average coupons ranging from 3% to 6%. These securities are generally rated below investment grade as of March 31, 2012 and December 31, 2011.
Option ARM non-agency securities have origination and underwriting characteristics similar to Alt-A securities, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. Our option ARM securities are rated below investment grade as of March 31, 2012 and December 31, 2011.

Re-REMIC non-agency securities as of March 31, 2012 and December 31, 2011 are resecuritizations of real estate mortgage investment conduits ("REMICs"), and are backed by non-agency securities originally issued between 2005 and 2007 that are generally backed by residential mortgage loans of poor credit quality, with floating rate coupons averaging 3% to 5%. The underlying REMIC non-agency securities were resecuritized during 2011 and 2012 to add an additional layer of credit enhancement. The Re-REMIC securities have not been rated by credit rating agencies as of March 31, 2012 and December 31, 2011.
Subprime non-agency securities as of March 31, 2012 and December 31, 2011include floating rate, senior tranches in securitization trusts that are currently rated below investment grade. These securities are collateralized by residential mortgages originated during 2006 and 2007 that were originally considered to be of lower credit quality. The underlying residential mortgages have both floating-rate and fixed-rate weighted-average coupons ranging from 5% to 8% as of March 31, 2012 and December 31, 2011.

Pledged Assets
Non-agency securities with fair value of $79.2 million and $8.6 million were pledged as collateral under repurchase agreements with a remaining maturity of less than 30 days, as of March 31, 2012 and December 31, 2011, respectively. Additionally, as of March 31, 2012 and December 31, 2011, there are non-agency securities with a fair value of $51.8 million and $50.2 million, respectively, underlying Linked Transactions.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2012 and December 31, 2011, we have met all margin call requirements. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity
Repurchase Agreements
30 days or less	$809,081	0.43%	18	$77,073	0.40%	10
31 - 60 days	704,460	0.38%	23	346,201	0.43%	19
61 - 90 days	703,285	0.37%	42	372,217	0.39%	31
91 - 180 days	1,057,375	0.36%	57	774,594	0.34%	37
Greater than 180 days	293,197	0.45%	137	136,196	0.48%	209
Total / Weighted Average	$3,567,398	0.39%	45	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$11,176	2.17%	16	$9,509	2.04%	$14
31 - 60 days	18,224	1.96%	12	13,397	1.98%	8
61 - 90 days	6,165	2.25%	45	2,857	2.36%	18
91 - 180 days	—	—%	—	10,791	2.07%	47
Total / Weighted Average	$35,565	2.06%	19	$36,554	2.05%	$22
As of March 31, 2012, we had repurchase agreements with 24 financial institutions. In addition, less than 8% of our equity at risk was with any one counterparty as of March 31, 2012 compared to 6% as of December 31, 2011, with the top five counterparties representing less than 22% of our equity at risk as of March 31, 2012 compared to 21% as of December 31, 2011.
We had agency securities with fair values of $3.7 billion and $1.5 billion and non-agency securities with fair values of $79.2 million and $8.6 million, respectively, as of March 31, 2012 and December 31, 2011, pledged as collateral against our repurchase agreements. Agency securities pledged do not include pledged amounts of $72.8 million and $269.5 million under repurchase agreements related to agency securities sold but not yet settled as of March 31, 2012 and December 31, 2011, respectively.

Note 7. Derivatives
In connection with our risk management strategy, we economically hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including interest-only securities, synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3- Summary of Significant Accounting Policies.

The following table summarizes information about our outstanding derivatives as of March 31, 2012 (in thousands):

Derivatives	Beginning Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	Ending Notional Amount	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Gain (Loss) on Other Derivatives and Securities, Net	Realized Loss on Periodic Settlements of Interest Rate Swaps	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$875,000	1,315,000	—	$2,190,000	$(5,271)	$—	$(1,041)	$—
Interest rate swaptions	$50,000	350,000	—	$400,000	(413)	—	—	—
TBA securities	$(101,000)	(1,397,000)	1,135,600	$(362,400)	(2,056)	(2,936)	—	—
Short sales of U.S. Treasuries	$(50,000)	(1,101,000)	1,028,000	$(123,000)	955	3,763	—	—
U.S. Treasuries	$—	50,168	(50,168)	$—	—	(265)	—	—
Linked Transactions (1)	$88,671	10,254	(11,967)	$86,958	—	—	—	3,384
					$(6,785)	$562	$(1,041)	$3,384
————————
(1) The notional amount of Linked Transaction is represented by the current face amount of the underlying securities.

The table below presents fair value information about our derivatives outstanding as of March 31, 2012 and December 31, 2011(in thousands):

Derivative Type	Location on the Balance Sheet	As of March 31, 2012	As of December 31, 2011
Interest rate swaps	Derivative assets, at fair value	$1,043	$348
Interest rate swaptions	Derivative assets, at fair value	4,224	828
TBA securities	Derivative assets, at fair value	911	669
Derivative assets, at fair value		$6,178	$1,845

Interest rate swaps	Derivative liabilities, at fair value	$7,990	$3,734
TBA securities	Derivative liabilities, at fair value	4,276	1,935
Derivative liabilities, at fair value		$12,266	$5,669
Interest Rate Swap Agreements
As of March 31, 2012 and December 31, 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years.

As of March 31, 2012 and December 31, 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		As of March 31, 2012		As of December 31, 2011
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Net Estimated Fair Value	Notional Amount	Net Estimated Fair Value
Interest rate swap assets	Derivative assets, at fair value	$250,000	$1,043	$200,000	$348
Interest rate swap liabilities	Derivative liabilities, at fair value	1,940,000	(7,990)	675,000	(3,734)
		$2,190,000	$(6,947)	$875,000	$(3,386)

As of March 31, 2012
Current Maturity Date for Interest Rate Swaps (1)	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.49%	$(16)	2.4
2015	450,000	0.85%	0.49%	(944)	3.2
2016	250,000	1.23%	0.50%	(1,737)	4.3
2017	990,000	1.39%	0.47%	(3,558)	5.1
2018	25,000	1.73%	0.55%	(217)	6.6
2019	350,000	1.81%	0.47%	(379)	7.0
2021	25,000	2.30%	0.47%	(96)	9.6
Total / weighted average	$2,190,000	1.31%	0.48%	$(6,947)	4.9

As of December 31, 2011
Current Maturity Date for Interest Rate Swaps (2)	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.50%	$217	2.7
2015	450,000	0.85%	0.48%	(418)	3.4
2016	250,000	1.23%	0.47%	(2,166)	4.5
2018	25,000	1.73%	0.43%	(257)	6.8
2019	25,000	1.83%	0.58%	(494)	7.1
2021	25,000	2.30%	0.58%	(268)	9.9
Total / weighted average	$875,000	1.03%	0.48%	$(3,386)	4.0
————————

(1)	Includes swaps with an aggregate notional of $1.3 billion, with deferred start dates ranging from one to two months from March 31, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million, with deferred start dates ranging from two to five months from December 31, 2011.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following table presents certain information about our interest rate swaption agreements as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Average Term (Years)
As of March 31, 2012	$4,693	$4,224	0.7	$400,000	2.65%	8.6
As of December 31, 2011	$884	$828	0.8	$50,000	2.81%	10.8
TBA Securities
As of March 31, 2012, and December 31, 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. Following is a summary of our long and short TBA positions as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012		As of December 31, 2011
Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase of TBA securities	$315,000	$911	$234,000	$669
Sale of TBA securities	(677,400)	(4,276)	(335,000)	(1,935)
Total, net	$(362,400)	$(3,365)	$(101,000)	$(1,266)
Additionally, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $121.9 million and $50.2 million, as of March 31, 2012 and December 31, 2011, respectively. The borrowed securities were collateralized by cash payments of $123.0 million and $50.6 million as of March 31, 2012 and December 31, 2011, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheet. The change in fair value of the borrowed securities is recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statement of operations.
Linked Transactions
Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and are reported on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency securities, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized gain and net interest income on linked transactions, net, a component of other gains, net in our consolidated statements of operations.
The following table presents the non-agency securities and repurchase agreements underlying our Linked Transactions at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Linked non-agency securities (1)	$51,845	$50,193
Linked repurchase agreements	(35,565)	(36,554)
Accrued interest (payable) receivable, net	(39)	32
Linked Transactions, at fair value	$16,241	$13,671
————————

(1)
See Note 5 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions and Note 6- Repurchase Agreements for a description of the repurchase agreements within Linked Transactions.

The following table presents unrealized loss and net interest income on linked transactions for the three months ended March 31, 2012 (in thousands):

Coupon interest income	$302
Discount accretion	590
Interest expense	(183)
Unrealized gain, net (1)	2,675
Unrealized gain and net interest income on linked transactions, net	$3,384
————————

(1)	Unrealized net gain of $2.7 million on non-agency securities underlying Linked Transactions is comprised of $2.8 million gross unrealized gain and $0.1 million gross unrealized loss.
Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments is included in restricted cash and cash equivalents on our consolidated balance sheets.
Each of our ISDA Master Agreements contains provisions pursuant to which we are required to fully collateralize our obligations under the swap instrument if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our ISDA Master Agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels.
We had agency securities with fair values of $7.5 million and $4.1 million and restricted cash and cash equivalents of $7.8 million and $3.1 million pledged as collateral against our interest rate swaps as of March 31, 2012 and December 31, 2011, respectively.
Note 8. Fair Value Measurements
We have elected the option to account for all of our financial assets, including mortgage-backed securities, at fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation will most appropriately represent our financial results and position. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the assumptions market participants would use when pricing an asset or liability.
We determine the fair value of our agency and non-agency securities including securities held as collateral, based upon fair value estimates obtained from multiple third party pricing services and dealers. In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches. Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as recent trading activity, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, default and loss severity, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we hold conversations with third party pricing sources to understand their use of significant inputs and assumptions.

We review the various third party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of third party estimates for each position, comparison to recent trade activity for similar securities, and our manager's review for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third party pricing sources, we will exclude third party prices for securities from our determination of fair value if we determine (based on our validation procedures and our manager's market knowledge and expertise) that the price is significantly different than observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.
We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We use the results of the validation procedures described above as part of our determination of the appropriate fair value measurement hierarchy classification. The three levels of hierarchy are defined as follows:

•	Level 1 Inputs - Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.

•
Level 2 Inputs -    Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•
Level 3 Inputs -    Significant unobservable market inputs that are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities.

The following table presents our financial instruments carried at fair value as of March 31, 2012 and December 31, 2011, on the consolidated balance sheet by the valuation hierarchy, as described above (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,844,747	$—	$3,844,747
Non-agency securities	—	112,767	16,174	128,941
Linked transactions	—	13,841	2,400	16,241
Derivative assets	—	6,178	—	6,178
Total financial assets	$—	$3,977,533	$18,574	$3,996,107

Liabilities
Derivative liabilities	$—	$12,266	$—	$12,266
Total financial liabilities	$—	$12,266	$—	$12,266

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,740,091	$—	$1,740,091
Non-agency securities	—	19,592	5,969	25,561
Linked transactions	—	11,925	1,746	13,671
Derivative assets	—	1,845	—	1,845
Total financial assets	$—	$1,773,453	$7,715	$1,781,168

Liabilities
Derivative liabilities	$—	$5,669	$—	$5,669
Total financial liabilities	$—	$5,669	$—	$5,669

There were no transfers between hierarchy levels during the period ended March 31, 2012. The following table presents a summary of the changes in fair value for the three months ended March 31, 2012 of Level 3 assets carried at fair value as of March 31, 2012 (dollars in thousands):

	As of March 31, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	740	827	1,567
Unrealized loss	(401)	—	(401)
Total unrealized gain, net (1)	339	827	1,166

Purchases of securities	9,945	—	9,945
Principal repayments on securities	(345)	(291)	(636)
Net change in borrowings on repurchase agreements underlying Linked Transactions	—	(48)	(48)
Discount accretion	266	159	425
Accrued interest on Linked Transactions	—	7	7
Balance as of March 31, 2012	$16,174	$2,400	$18,574
——————
(1) All unrealized gains and (losses) are recorded on the consolidated statement of operations.
Our agency securities and prime / Alt-A, option ARM and re-remic non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency securities and prime / Alt-A, option ARM and re-remic non-agency securities are classified as Level 2 in the fair value hierarchy. While our subprime non-agency securities are valued using the same process with similar inputs, a significant amount of inputs have been determined to be unobservable due to relatively low levels of market activity. Accordingly, our subprime non-agency securities are classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of our level 3 assets include, prepayment rates, default rates, loss severities in the event of default, and discount rates. A change in any of these individual inputs could result in a change in fair value measurement of our level 3 assets. However, a change in an individual assumption is likely to be at least partially mitigated by offsetting changes in other assumptions.
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

Note 9. Stockholders’ Equity
Equity Offerings
During the three months ended March 31, 2012, we completed one follow-on public offering of shares of our common stock summarized in the table below (in thousands, except per share data):

Public Offering	Price Received per Share	Shares	Proceeds Net of Offering Costs
March 2012	$21.55	12,000	$258,321

In April 2012, our underwriters exercised their over-allotment option related to our March 2012 equity offering and we sold 1.6 million shares of our common stock for net proceeds of $34.5 million.
Dividends
During three months ended March 31, 2012, we declared dividends of $0.90 per share payable on April 27, 2012 to stockholders of record on March 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of American Capital Mortgage Investment Corp.’s ("MTGE", the “Company”, “we”, “us” and “our”) consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Our MD&A is presented in five sections:

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
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we will be required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. ("American Capital"). We do not have any employees.
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
Trends and Recent Market Impacts
Movements in interest rates impact the value of our securities and the amount of income we can generate from our portfolio of investments. Accordingly, one of the primary goals of our hedging activities is to protect our net asset value against significant fluctuations due to market risks, including interest rate and prepayment risk. We utilize a variety of strategies to aid us in this objective, which are summarized in Notes 3 and 7 of the accompanying consolidated financial statements.
The table below summarizes interest rates and prices of generic, fixed rate, agency securities as of March 31, 2012 and December 31, 2011.

Interest Rate/Security (1)	March 31, 2012	December 31, 2011	Change
LIBOR:
1-Month	0.24%	0.30%	(0.06)%
3-Month	0.47%	0.58%	(0.11)%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.33%	0.24%	0.09%
5-Year U.S. Treasury	1.04%	0.83%	0.21%
10-Year U.S. Treasury	2.21%	1.88%	0.33%
Interest Rate Swap Rates:
2-Year Swap Rate	0.58%	0.73%	(0.15)%
5-Year Swap Rate	1.27%	1.22%	0.05%
10-Year Swap Rate	2.29%	2.03%	0.26%
30-Year Fixed Rate MBS Price
3.5%	102.72	102.88	(0.16)
4.0%	104.86	105.03	(0.17)
4.5%	106.38	106.42	(0.04)
15-Year Fixed Rate MBS Price
3.0%	103.56	103.28	0.28
3.5%	104.92	104.58	0.34
4.0%	106.00	105.50	0.50
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

Our Manager currently views maintaining a portfolio of securities with favorable prepayment characteristics (such as lower loan balance and HARP securities) and lower coupons as beneficial to returns in the current market and to maintaining reasonable performance in a variety of potential market scenarios. However, our Manager may reposition the portfolio if market conditions or valuations change. A summary of our MBS portfolio composition as of March 31, 2012 is included below under Financial Condition. As of March 31, 2012, our agency portfolio had a weighted average coupon of 3.60%, compared to 4.01% as of December 31, 2011. The table below summarizes the constant prepayment rates ("CPR") for our portfolio compared to the Fannie Mae and Freddie Mac fixed rate universe for the quarter ended March 31, 2012 and December 31, 2011.

Annualized Monthly Actual Constant Prepayment Rates	January 2012	February 2012	March 2012
Agency securities (1)	4%	6%	7%
Fannie Mae and Freddie Mac fixed rate universe (2)	23%	22%	24%
 ________________________

(1)	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan
As of March 31, 2012, the weighted average projected prepayment rate on our agency portfolio was 7%, a decrease from 11% as of December 31, 2011. This decrease was primarily due to a combination of an increase in interest rates during the three months ended March 31, 2012, changes in our portfolio composition during the period and changes in our underlying prepayment model assumptions to reflect prepayment behaviors observed in the current market.

The non-agency market environment showed significant signs of improvement with broad market participation during the three months ended March 31, 2012, as compared to the end of 2011. However, trading volumes remain below those experienced during the first half of 2011, and non-agency security liquidity remains a concern. While market sentiment concerning the general housing market has improved, we believe that any housing recovery will be uneven across the country and are cognizant that other events, such as additional U.S. regulatory actions or further economic weakness in Europe could have a material negative impact on the market for non-agency securities. As such, we will continue our selective approach to increasing our non-agency portfolio.
Summary of Critical Accounting Estimates
Our critical accounting estimates relate to the fair value of our investments, recognition of interest income, and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in our MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. Our significant accounting policies are described in Note 3 to the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
We have elected the option to account for all of our financial assets, including all mortgage-related investments, at fair value, with changes in fair value reflected in income during the period in which they occur. We believe this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.
FINANCIAL CONDITION
The following analysis of our financial condition should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 (dollars in thousands, except per share amounts):

	March 31, 2012	December 31, 2011
Balance Sheet Data:
Total assets	4,304,289	2,170,322
Repurchase agreements	3,567,398	1,706,281
Total liabilities	3,824,842	1,961,521
Total stockholders’ equity	479,447	208,801
Net asset value per common share (1)	21.78	20.87
————————

(1)	Net asset value per common share was calculated by dividing our total stockholders' equity by the number of our common shares outstanding.
The following table summarizes certain characteristics of our investment portfolio as of March 31, 2012 (dollars in thousands):

	As of March 31, 2012
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,015,151	$3,133,922	$3,147,657	3.56%	2.92%
Freddie Mac	659,517	693,002	697,090	3.79%	2.88%
Total / weighted average	3,674,668	3,826,924	3,844,747	3.60%	2.92%
Non-agency securities	199,271	126,803	128,941	1.33%	7.30%
Total / weighted average	3,873,939	3,953,727	3,973,688	3.48%	3.05%
Non-agency securities underlying Linked Transactions	86,958	51,189	51,845	1.65%	7.42%
Total / weighted average	$3,960,897	$4,004,916	$4,025,533	3.45%	3.12%

————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 7% as of March 31, 2012 based on forward rates. For non-agency securities, the weighted average yield incorporates expected credit losses.

The following tables summarize certain characteristics of our agency securities portfolio as of March 31, 2012 (dollars in thousands):

	As of March 31, 2012
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$854,859	$900,337	$903,301	3.93%	3.15%	7%
Lower Loan Balance (2)	1,208,118	1,266,562	1,277,107	3.68%	2.79%	8%
Other	1,611,691	1,660,025	1,664,339	3.37%	2.92%	7%
Total	$3,674,668	$3,826,924	$3,844,747	3.60%	2.92%	7%
————————

(1)	Home Affordable Refinance Program ("HARP") securities are defined as 100% refinance loans with original LTVs greater than or equal to 80% and less than or equal to 125%.

(2)	Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150 thousand.

	As of March 31, 2012
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$231,991	$236,205	$235,616	2.13%	7%
3.0%	452,407	468,980	469,354	2.25%	8%
3.5%	333,340	348,094	353,182	2.52%	9%
4.0%	208,294	220,549	224,485	2.59%	11%
4.5%	23,159	24,870	25,256	2.78%	10%
Total	$1,249,191	$1,298,698	$1,307,893	2.37%	9%
20-Year
3.5%	$223,300	$231,116	$232,729	2.92%	6%
4.0%	55,012	57,555	58,396	3.06%	10%
5.0%	48,997	53,178	53,127	3.46%	8%
Total	$327,309	$341,849	$344,252	3.03%	7%
30-Year
3.5%	$1,165,121	$1,196,171	$1,198,325	3.17%	6%
4.0%	714,974	755,580	756,443	3.23%	7%
4.5%	140,750	150,600	152,852	3.45%	8%
5.0%	77,323	84,026	84,982	3.52%	10%
Total	$2,098,168	$2,186,377	$2,192,602	3.22%	6%

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2011 (dollars in thousands):

	As of December 31, 2011
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$1,240,435	$1,305,135	$1,316,275	3.95%	2.85%
Freddie Mac	396,625	421,139	423,816	4.19%	2.91%
Total / weighted average	1,637,060	1,726,274	1,740,091	4.01%	2.87%
Non-agency securities	47,151	25,994	25,561	2.63%	8.10%
Total / weighted average	1,684,211	1,752,268	1,765,652	3.97%	2.94%
Non-agency securities underlying Linked Transactions	88,671	52,050	50,193	1.94%	7.08%
Total / weighted average	$1,772,882	$1,804,318	$1,815,845	3.87%	3.06%
————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 11% as of December 31, 2011 based on forward rates. For non-agency securities, the weighted average yield incorporates expected credit losses.

The following tables summarize certain characteristics of our agency securities portfolio as of December 31, 2011 (dollars in thousands):

	As of December 31, 2011
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP	$499,893	$532,847	$538,146	4.45%	3.22%	12%
Lower Loan Balance	755,632	795,894	802,579	3.83%	2.69%	10%
Other	381,535	397,533	399,366	3.79%	2.74%	13%
Total	$1,637,060	$1,726,274	$1,740,091	4.01%	2.85%	11%

	As of December 31, 2011
	Par Value	Amortized Cost Basis	Fair Value	Weighted Average
				Yield	Projected CPR
15-Year
3.0%	$51,448	$53,082	$53,265	2.35%	8%
3.5%	327,883	342,475	345,563	2.50%	10%
4.0%	230,404	244,080	245,936	2.48%	13%
4.5%	23,735	25,524	25,654	2.64%	12%
Total	$633,470	$665,161	$670,418	2.48%	11%
20-Year
3.5%	$180,216	$186,333	$187,075	2.88%	8%
4.0%	58,001	60,679	61,133	2.24%	26%
5.0%	50,174	54,427	54,421	2.95%	15%
Total	$288,391	$301,439	$302,629	2.70%	13%
30-Year
4.0%	301,996	316,231	318,918	3.21%	10%
4.5%	303,853	324,686	328,106	3.33%	11%
5.0%	109,350	118,757	120,020	3.25%	16%
Total	$715,199	$759,674	$767,044	3.22%	11%

Actual maturities of MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans.
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or constant prepayment rate (“CPR”), based on assumptions for each security using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining projected life of our aggregate agency investment portfolio is 7% and 11% as of March 31, 2012 and December 31, 2011, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 7.3 years and 5.9 years as of March 31, 2012 and December 31, 2011, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 104.1% of par value as of March 31, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	—	—	—%	55,582	55,260	2.17%
Greater than three years and less than or equal to five years	282,266	277,754	2.56%	425,251	422,406	2.49%
Greater than five years	3,562,481	3,549,170	2.94%	1,259,258	1,248,608	3.02%
Total / weighted average	$3,844,747	$3,826,924	2.92%	$1,740,091	$1,726,274	2.87%
Estimated weighted average yields on our non-agency MBS are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors. The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, according to their estimated weighted average life classifications as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to five years	$24,321	$23,405	7.49%	$12,394	$12,423	6.25%
Greater than five years and less than or equal to seven years	132,896	131,087	7.40%	63,360	65,621	7.64%
Greater than seven years	23,569	23,500	6.83%	—	—	—%
Total/ weighted average (1)	$180,786	$177,992	7.34%	$75,754	$78,044	7.42%
————————

(1)
The fair value of non-agency securities as of March 31, 2012 and December 31, 2011includes $51.8 million and $50.2 million of non-agency securities that are stated net of $35.6 million and $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked Transactions, at fair value of $16.2 million and $13.7 million, respectively.

Our non-agency securities are subject to risk of loss with regard to principal and interest payments and as of March 31, 2012 and December 31, 2011 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our non-agency securities (including non-agency securities underlying Linked Transactions) had weighted average credit enhancements of 19% and 14%, as of March 31, 2012 and December 31, 2011, respectively. These securities were collateralized by mortgages with weighted average amortized loan to value ratios of 73% and 71%, as of March 31, 2012 and December 31, 2011, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the loan to value ratios are calculated based on the original home values, we believe that current market-based loan to value ratios would be significantly higher. Additionally, 24% and 25% of the mortgages underlying these securities, as of March 31, 2012 and December 31, 2011, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts.
As of March 31, 2012 and December 31, 2011, we had repurchase agreements with 24 and 22 financial institutions, respectively, including repurchase agreements within Linked Transactions. In addition, less than 8% of our equity at risk was with any one counterparty as of March 31, 2012 compared to 6% as of December 31, 2011, with the top five counterparties representing less than 22% of our equity at risk as of March 31, 2012 compared to 21% as of December 31, 2011.

	As of March 31, 2012			As of December 31, 2011
Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity
Repurchase Agreements
30 days or less	$809,081	0.43%	18	$77,073	0.40%	10
31 - 60 days	704,460	0.38%	23	346,201	0.43%	19
61 - 90 days	703,285	0.37%	42	372,217	0.39%	31
91 - 180 days	1,057,375	0.36%	57	774,594	0.34%	37
Greater than 180 days	293,197	0.45%	137	136,196	0.48%	209
Total / Weighted Average	$3,567,398	0.39%	45	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$11,176	2.17%	16	$9,509	2.04%	14
31 - 60 days	18,224	1.96%	12	13,397	1.98%	8
61 - 90 days	6,165	2.25%	45	2,857	2.36%	18
91 - 180 days	—	—%	—	10,791	2.07%	47
Total / Weighted Average	$35,565	2.06%	19	$36,554	2.05%	22
As of March 31, 2012 and December 31, 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

As of March 31, 2012
Current Maturity Date for Interest Rate Swaps (1)	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.49%	$(16)	2.4
2015	450,000	0.85%	0.49%	(944)	3.2
2016	250,000	1.23%	0.50%	(1,737)	4.3
2017	990,000	1.39%	0.47%	(3,558)	5.1
2018	25,000	1.73%	0.55%	(217)	6.6
2019	350,000	1.81%	0.47%	(379)	7.0
2021	25,000	2.30%	0.47%	(96)	9.6
Total / weighted average	$2,190,000	1.31%	0.48%	$(6,947)	4.9
————————

(1)	Includes swaps with an aggregate notional of $1.3 billion, with deferred start dates ranging from one month to two months from March 31, 2012.

As of December 31, 2011
Current Maturity Date for Interest Rate Swaps (1)	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Weighted Average Maturity (Years)
2014	$100,000	0.64%	0.50%	$217	2.7
2015	450,000	0.85%	0.48%	(418)	3.4
2016	250,000	1.23%	0.47%	(2,166)	4.5
2018	25,000	1.73%	0.43%	(257)	6.8
2019	25,000	1.83%	0.58%	(494)	7.1
2021	25,000	2.30%	0.58%	(268)	9.9
Total / weighted average	$875,000	1.03%	0.48%	$(3,386)	4.0
————————

(1)	Includes swaps with an aggregate notional of $50.0 million, with deferred start dates ranging from two to five months from December 31, 2011.
The following table presents certain information about our interest rate swaption agreements at March 31, 2012 and December 31, 2011(dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Average Term (Years)
As of March 31, 2012	$4,693	$4,224	0.7	$400,000	2.65%	8.6
As of December 31, 2011	$884	$828	0.8	$50,000	2.81%	10.8

RESULTS OF OPERATIONS
The following analysis of our results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our consolidated statement of operations for the three months ended March 31, 2012 (dollars in thousands, except per share amounts):

Interest income:
Agency securities	$15,306
Non-agency securities	1,271
Other	25
Interest expense	(1,664)
Net interest income	14,938

Other gains (losses):
Realized gain on agency securities, net	5,971
Realized loss on periodic settlements of interest rate swaps, net	(1,041)
Realized gain on other derivatives and securities, net	562
Unrealized gain on agency securities, net	4,006
Unrealized gain on non-agency securities, net	2,411
Unrealized gain and net interest income on linked transactions, net	3,384
Unrealized loss on other derivatives and securities, net	(6,785)
Total other gains, net	8,508

Expenses:
Management fees	1,082
General and administrative expenses	1,035
Total expenses	2,117

Income before excise tax	21,329
Excise tax	9
Net income	$21,320

Net income per common share—basic and diluted	$1.82
Interest Income and Asset Yield
Interest income of $16.6 million for the three months ended March 31, 2012 was comprised of the following (dollars in thousands):

Agency securities	$15,306
Non-agency securities (1)	1,271
Other	25
Interest income	$16,602
————————

(1)
Interest income from non-agency securities of $1.3 million does not include $0.9 million of interest income related to Linked Transactions which is included in unrealized loss and net interest income on linked transactions, net on the consolidated statement of operations.

Our aggregate average asset yield was 3.36% for the three months ended March 31, 2012. For our agency investment portfolio, our average asset yield and average coupon were 3.11% and 3.84%, respectively, for the three months ended March 31, 2012. For our non-agency investment portfolio, including non-agency securities recorded as Linked Transactions, our average asset yield and average coupon were 8.05% and 1.62%, respectively, for the three months ended March 31, 2012.

We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 7% as of March 31, 2012. The actual CPR realized for individual agency securities in our investment portfolio was approximately 6% for the three months ended March 31, 2012.
Interest income from our agency securities for the three months ended March 31, 2012 is net of $2.7 million of net premium amortization expense. As of March 31, 2012, the amortized cost basis of our agency investments was 104.1% of par value and the unamortized premium balance of our aggregate agency portfolio was $152.3 million.
Leverage
Our leverage as of March 31, 2012 was 7.4x our stockholders’ equity. When adjusted for the net payables and receivables for unsettled securities and repurchase agreements underlying Linked Transactions, our leverage ratio was 7.6x our stockholders’ equity as of March 31, 2012. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended March 31, 2012 and from commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Period Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.39%	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.40%	0.42%	7.5x	8.2x	8.0x
September 30, 2011	$942,335	$1,460,914	$1,460,914	0.31%	0.32%	4.7x	7.3x	7.8x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

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

Interest Expense and Cost of Funds
Interest expense of $1.7 million for the three months ended March 31, 2012 was comprised of interest expense on our repurchase agreements. We also incurred $0.2 million of expense for repurchase agreements reported as Linked Transactions, which is included in unrealized gain and net interest income on linked transactions, net on our consolidated statement of operations. In addition, we recorded $1.0 million of expense related to our interest rate swaps which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statement of operations.
For the three months ended March 31, 2012, including repurchase agreements underlying Linked Transactions, our average repurchase agreement balance outstanding was $1.9 billion with an average interest rate of 0.39%. Including the net impact of interest rate swaps, the cost of funds for the three months ended March 31, 2012 was 0.61%.

Realized Gain on Securities, Net
The following table is a summary of our net realized gain on securities for the three months ended March 31, 2012 (dollars in thousands):

Proceeds from agency securities sold	$571,428
Less decrease in receivable for agency securities sold	(198,598)
Less agency securities sold, at cost	(366,859)
Net realized gains on sale of agency securities	$5,971

Gross realized gains on sale of agency securities	$5,971
Gross realized losses on sale of agency securities	—
Net realized gains on sale of agency securities	$5,971
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
Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on derivatives and other securities, net, for the three months ended March 31, 2012 (dollars in thousands):

Realized loss on periodic settlements of interest rate swaps, net	$(1,041)
Realized gain (loss) from other derivatives and securities:
TBA securities	$(2,936)
U.S Treasury securities sold short	3,763
U.S Treasury securities	(265)
Total realized gain from other derivatives and securities, net	$562
Unrealized gain (loss) from other derivatives and securities:
TBA securities	$(2,056)
Interest rate swaps	(5,271)
Interest rate swaptions	(413)
U.S Treasury securities sold short	955
Total unrealized loss from other derivatives and securities, net	$(6,785)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$2,675
Interest income on non-agency securities within Linked Transactions	892
Interest expense on repurchase agreements underlying Linked Transactions	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $1.1 million for the three months ended March 31, 2012.
General and administrative expenses were $1.0 million for the three months ended March 31, 2012. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Director fees and insurance expenses.
Our total management fee and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis was 3.0% for the three months ended March 31, 2012.
Dividends
For the three months ended March 31, 2012, we declared dividends of $0.90 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. For the REIT distribution requirement, we can treat dividends declared by September 15 and paid by December 31 of the subsequent year as having been a distribution of our taxable income for our prior tax year. For excise tax purposes, dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year. As of March 31, 2012, we had an estimated $11.7 million (or $0.53 per share) of undistributed taxable income related to our 2012 tax year, net of the dividend payable as of March 31, 2012 of $9.0 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and investment securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled and temporary differences in the CPR used to amortize premiums or accrete discounts.

Key Statistics
The table below presents key statistics for the three months ended March 31, 2012 (dollars in thousands, except per share amounts):

Ending agency securities, at fair value	$3,844,747
Ending agency securities, at cost	$3,826,924
Ending agency securities, at par	$3,674,668
Average agency securities, at cost	$1,967,996
Average agency securities, at par	$1,872,616

Ending non-agency securities, at fair value (1)	$180,786
Ending non-agency securities, at cost (1)	$177,992
Ending non-agency securities, at par (1)	$286,229
Average non-agency securities, at cost (1)	$107,491
Average non-agency securities, at par (1)	$182,900

Average total assets, at fair value	$2,269,192
Average repurchase agreements (1)	$1,894,945
Average stockholders' equity	$279,490

Average coupon (2)	3.64%
Average asset yield (3)	3.36%
Average cost of funds (4)	0.61%
Average net interest rate spread (5)	2.75%
Average actual CPR for agency securities held during the period	5.7%
Average projected life CPR for agency securities as of period end	7.3%
Leverage (average during the period) (6)	6.8x
Leverage (as of period end) (7)	7.6x
Expenses % of average total assets (8)	0.37%
Expenses % of average stockholders' equity (9)	3.01%
Net book value per common share as of period end (10)	$21.78
Dividends declared per common share	$0.90
Net return on average stockholders' equity (11)	30.60%
————————

(1)
If the Company purchases investment securities and finances the purchase with a repurchase agreement with the same counterparty that is entered into simultaneously or in contemplation of the purchase, the purchase commitment and repurchase agreement are recorded net for GAAP purposes on the financial statements as a derivative (“Linked Transaction”). Fair value of non-agency securities includes $52 million and $50 million, respectively, of non-agency securities recorded as Linked Transactions as of March 31, 2012 and December 31, 2011. The repurchase agreement balances include repurchase agreement financing recorded as Linked Transactions of $36 million and $37 million, respectively, as of March 31, 2012 and December 31, 2011.

(2)	Weighted average coupon for the period was calculated by dividing the Company's total stated coupon on securities by the Company's daily weighted average securities held.

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

(5)	Average net interest rate spread for the period was calculated by subtracting the Company's weighted average cost of funds from the Company's weighted average asset yield.

(6)
Leverage during the period was calculated by dividing the Company's daily weighted average repurchase agreements (including those related to Linked Transactions), for the period by the Company's average month-ended stockholders' equity for the period.

(7)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's repurchase agreements, amount outstanding under repurchase agreements recorded as Linked Transactions and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end.

(8)	Expenses as a percentage of average total assets was calculated by dividing the Company's total expenses by the Company's average total assets for the period.

(9)	Expenses as a percentage of average stockholders' equity was calculated by dividing the Company's total expenses by the Company's average month-ended stockholders' equity.

(10)	Net book value per share was calculated by dividing the Company's total stockholders' equity by the Company's number of shares outstanding.

(11)
Annualized net return on average stockholders' equity for the period was calculated by dividing the Company's net income by the Company's average month-ended stockholders' equity on an annualized basis.

Net Spread Income
GAAP interest income does not include interest earned on non-agency securities underlying our Linked Transactions, and GAAP interest expense does not include either interest related to repurchase agreements underlying our Linked Transactions, or periodic settlements associated with undesignated interest rate swaps. Interest income and expense related to Linked Transactions is reported within unrealized gain and net interest income on linked transactions, net and periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statement of operations. As we believe that these items are beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus the net interest income related to Linked Transactions, less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments and income taxes. Net spread income does not include any impact from other hedging activities, such as the use of swaptions, U.S Treasuries and TBA positions.

The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income (dollars in thousands):

For the Three Months Ended March 31, 2012
Interest income:
Agency securities	$15,306
Non-agency securities and other	1,296
Interest expense	(1,664)
Net interest income	14,938
Interest income on non-agency securities underlying Linked Transactions	891
Interest expense on repurchase agreements underlying Linked Transactions	(183)
Realized loss on periodic settlements of interest rate swaps, net	(1,041)
Adjusted net interest income	14,605
Operating expenses	(2,117)
Net spread income	$12,488

Weighted average number of common shares outstanding - basic and diluted	11,724

Net spread income per common share – basic and diluted	$1.07

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
Equity Offerings
During the three months ended March 31, 2012, we completed one follow-on public offering of shares of our common stock summarized in the table below (in thousands, except per share data):

Public Offering	Price Received per Share	Shares	Proceeds Net of Offering Costs
March 2012	$21.55	12,000	$258,321

In April 2012, our underwriters exercised their over-allotment option related to our March 2012 equity offering and we sold 1.6 million shares of our common stock for net proceeds of $34.5 million.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 7.6x the amount of our stockholders’ equity as of March 31, 2012. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 24 financial institutions, which are described below. As of March 31, 2012, borrowings under repurchase arrangements secured by agency and non-agency securities (including those underlying Linked Transactions) totaled $3.5 billion and $82.7 million, respectively, with weighted average days to maturity of 45 and 18, respectively. As of March 31, 2012, we did not have an amount at risk with any counterparty greater than 8% of our equity, with exposure to our top five counterparties representing less than 22% of our equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2012. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2012.

	As of March 31, 2012
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	13	57%
Asia	5	23%
Europe	6	20%
Total	24	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities (including those underlying Linked Transactions) held as collateral as of March 31, 2012, were 5% and 28%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended March 31, 2012.
In the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the securities securing our repurchase agreements and prepayments on the mortgages securing such securities. As of March 31, 2012, we have met all margin requirements. We had unrestricted cash and cash equivalents of $79.2 million and unpledged securities of $133.2 million, excluding net unsettled purchases and sales of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2012.
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
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2012 and the related activity for the period ended March 31, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2012, approximately 98% of our agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of March 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
A primary measure of an instrument's price sensitivity to interest rate fluctuations is its duration. We estimate the duration of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third-party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency securities prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.
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
All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2)	Net Asset Value (2)
+100 basis points	(12.0)%	(1.0)%	(8.3)%
+50 basis points	(5.4)%	(0.3)%	(3.0)%
-50 basis points	0.2%	—%	(0.4)%
-100 basis points	(6.8)%	(0.7)%	(6.4)%
————————
(1)     Includes the effect on Linked Transactions and interest rate swaps.
(2)     Includes the effect of derivatives.
Prepayment Risk

Premiums and discounts associated with the purchase of agency securities and non-agency securities of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Changes to the GSEs' underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs could materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of March 31, 2012, the fair value of these securities was $4.0 billion. When the market spread between the yield on our mortgage-backed securities and U.S. Treasury securities or swap rates widens, the value of our net assets could decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity changes in required rates of return on different assets, or changes in risk premiums associated with different types of assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are mortgage-backed securities and cash.  As of March 31, 2012, we had unrestricted cash and cash equivalents of $79.2 million and unpledged securities of $133.2 million, excluding net unsettled purchases and sales of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our investment portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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
Inflation Risk
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily on our net income as calculated for income tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended March 31, 2012.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, we had no legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 9B. Other Information

None.

Item 6. Exhibits

(a)    Exhibits:

Exhibit No.	Description
*3.1
American Capital Mortgage Investment Corp. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260, filed November 14, 2011.

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

10.1
Underwriting Agreement, dated March 13, 2012, by and among American Capital Mortgage Investment Corp., American Capital MTGE Management, LLC and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule I thereto, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*    Fully or partly previously filed.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

Date:	May 11, 2012	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer