Form 10-Q
period 2012-06-30
American Capital Mortgage Investment Corp.
filed 2012-08-13
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2012 was 36,262,100.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $5,121,987 and $1,535,388, respectively)	$5,778,210	$1,740,091
Non-agency securities, at fair value (including pledged securities of $250,936 and $8,626, respectively)	337,645	25,561
Linked transactions, at fair value	—	13,671
Cash and cash equivalents	153,969	57,428
Restricted cash and cash equivalents	20,437	3,159
Interest receivable	16,635	5,566
Derivative assets, at fair value	4,848	1,845
Receivable for securities sold	434,824	271,849
Receivable under reverse repurchase agreements	281,475	50,563
Other assets	557	589
Total assets	$7,028,600	$2,170,322
Liabilities:
Repurchase agreements	$5,399,160	$1,706,281
Payable for securities purchased	446,975	189,042
Derivative liabilities, at fair value	64,655	5,669
Dividend payable	32,636	8,005
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	280,956	50,154
Accounts payable and other accrued liabilities	3,394	2,370
Total liabilities	6,227,776	1,961,521
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 36,262 and 10,006 shares issued and outstanding, respectively	363	100
Additional paid-in capital	778,896	199,038
Retained earnings	21,565	9,663
Total stockholders’ equity	800,824	208,801
Total liabilities and stockholders’ equity	$7,028,600	$2,170,322
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Interest income:
Agency securities	$30,321	$45,627
Non-agency securities	4,298	5,569
Other	76	101
Interest expense	(4,786)	(6,450)
Net interest income	29,909	44,847

Other gains (losses):
Realized gain on agency securities, net	17,096	23,067
Realized loss on periodic settlements of interest rate swaps, net	(3,815)	(4,856)
Realized loss on other derivatives and securities, net	(17,387)	(16,825)
Unrealized gain on agency securities, net	65,511	69,517
Unrealized gain (loss) on non-agency securities, net	(1,023)	1,388
Unrealized gain and net interest income on Linked Transactions, net	—	3,384
Unrealized loss on other derivatives and securities, net	(54,397)	(61,182)
Total other gains, net	5,985	14,493

Expenses:
Management fees	2,606	3,688
General and administrative expenses	1,059	2,094
Total expenses	3,665	5,782

Income before excise tax	32,229	53,558
Excise tax	—	9
Net income	$32,229	$53,549

Net income per common share—basic and diluted	$1.15	$2.69

Weighted average number of common shares outstanding—basic and diluted	28,129	19,927

Dividends declared per common share	$0.90	$1.80
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	53,549	53,549
Issuance of common stock	—	—	26,250	263	579,822	—	580,085
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	36	—	36
Common dividends declared	—	—	—	—	—	(41,647)	(41,647)
Balance, June 30, 2012 (unaudited)	—	$—	36,262	$363	$778,896	$21,565	$800,824
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands, unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,549
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of premiums and discounts, net	6,610
Unrealized gain on securities and derivatives, net	(12,398)
Realized gain on agency securities, net	(23,067)
Realized loss on other derivatives and securities, net	16,825
Stock-based compensation	36
Increase in interest receivable	(11,069)
Decrease in other assets	32
Increase in accounts payable and other accrued liabilities	1,024
Net cash flows from operating activities	31,542
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(5,411,166)
Purchases of non-agency securities	(260,933)
Proceeds from sale of agency securities	1,372,628
Principal collections on agency securities	176,961
Principal collections on non-agency securities	12,096
Purchases of non-agency securities underlying Linked Transactions	(6,589)
Principal collections on non-agency securities underlying Linked Transactions	1,987
Purchases of U.S. Treasury securities to cover short sale	(2,171,715)
Proceeds from short sale of U.S. Treasury securities	2,401,523
Payments of reverse repurchase agreements	(694,089)
Proceeds from reverse repurchase agreements	463,176
Purchases of U.S. Treasury securities	(50,166)
Proceeds from sale of U.S. Treasury securities	49,902
Payment of premiums for interest rate swaptions	(6,663)
Increase in restricted cash and cash equivalents	(17,278)
Net payments on other derivatives	(14,070)
Net cash flows used in investing activities	(4,154,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(17,016)
Proceeds from common stock offerings, net of offering costs	580,085
Proceeds from repurchase agreements	12,610,077
Repayments on repurchase agreements	(8,956,409)
Proceeds from repurchase agreements underlying Linked Transactions	91,735
Repayments of repurchase agreements underlying Linked Transactions	(89,077)
Net cash flow from financing activities	4,219,395
Net increase in cash and cash equivalents	96,541
Cash and cash equivalent at beginning of the period	57,428
Cash and cash equivalents at end of period	$153,969
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$58,061
Repurchase agreements recorded upon de-linking of Linked Transactions	$39,212
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
Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of June 30, 2012, there has been no activity in American Capital Mortgage Investment TRS, LLC.
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
Repurchase Agreements
We finance the acquisition of agency securities and certain non-agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, we account for repurchase transactions, other than those treated as Linked Transactions (see Derivatives below), as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term nature.
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
We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized loss on other derivatives and securities, net during the period in which they occur.

Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet.
Our derivative agreements contain provisions that allow for netting or setting off receivables and payables with each counterparty. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value executed with the same counterparty under master netting arrangements.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swap. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements. The payment of periodic settlements of net interest on interest rate swaps are reported in realized gain (loss) on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio. The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay or receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
TBA securities
A TBA security is a forward contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered under the contract on the settlement date, which is published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. Realized gains and losses associated with our TBA contracts are recognized on our consolidated statements of operations in the line item realized gain (loss) on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net, in the period in which they occur. We estimate the fair value of TBA securities based on methods used to value our agency securities, as well as the remaining length of time of the forward commitment.
Linked Transactions
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria. We will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on our consolidated balance sheets in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain and net interest income on Linked Transactions, net on our consolidated statements of operations. If we subsequently finance the securities in a Linked Transaction with a different counterparty, we will regard it as an acquisition of a security and the repurchase financing as a collateralized financing transaction.
Forward commitments to purchase or sell specified securities
We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified security and settlement extends beyond the period generally established by regulation or convention for that type of security. Realized gains and losses associated with forward commitments are recognized in the line item realized gain on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net on our consolidated statements of operations. We estimate the fair value of forward commitments to purchase or sell specified mortgage-backed securities based on methods used to value our mortgage-backed securities, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in realized gain on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized loss on other derivatives and securities, net, on our consolidated statement of operations.
Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.
Note 4. Agency Securities
The following tables summarize our investments in agency securities as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,640,439	$794,648	$5,435,087
Unamortized premium	219,844	39,945	259,789
Amortized cost	4,860,283	834,593	5,694,876
Gross unrealized gains	70,182	13,305	83,487
Gross unrealized losses	(51)	(102)	(153)
Fixed-rate agency securities, at fair value	$4,930,414	$847,796	$5,778,210

Weighted average coupon as of June 30, 2012	3.50%	3.63%	3.52%
Weighted average yield as of June 30, 2012	2.67%	2.69%	2.68%
Weighted average yield for the three months ended June 30, 2012	2.73%	2.62%	2.71%
Weighted average yield for the six months ended June 30, 2012	2.83%	2.84%	2.83%

	As of December 31, 2011
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$1,240,435	$396,625	$1,637,060
Unamortized premium	64,700	24,514	89,214
Amortized cost	1,305,135	421,139	1,726,274
Gross unrealized gains	11,260	2,923	14,183
Gross unrealized losses	(120)	(246)	(366)
Fixed-rate agency securities, at fair value	$1,316,275	$423,816	$1,740,091

Weighted average coupon as of December 31, 2011	3.95%	4.19%	4.01%
Weighted average yield as of December 31, 2011	2.85%	2.91%	2.87%
Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of June 30, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	$—	$—	—%	$55,582	$55,260	2.17%
Greater than three years and less than or equal to five years	1,111,227	1,094,923	2.18%	425,251	422,406	2.49%
Greater than five years and less than or equal to 10 years	4,540,742	4,475,175	2.79%	1,259,258	1,248,608	3.02%
Greater than 10 years	126,241	124,778	2.81%	—	—	—%
Total / weighted average	$5,778,210	$5,694,876	2.68%	$1,740,091	$1,726,274	2.87%
As of June 30, 2012 and December 31, 2011, the weighted average life of our agency security portfolio was 6.9 years and 5.9 years, respectively, which incorporates anticipated future prepayment assumptions. As of June 30, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 9.5% and 11.5%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table is a summary of our net realized gains and losses from the sale of agency securities for the three and six months ended June 30, 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Proceeds from agency securities sold	$801,200	$1,372,628
Increase in receivable for agency securities sold	361,573	162,975
Less agency securities sold, at cost	(1,145,677)	(1,512,536)
Net realized gains on sale of agency securities	$17,096	$23,067

Gross realized gains on sale of agency securities	$17,115	$23,086
Gross realized losses on sale of agency securities	(19)	(19)
Net realized gains on sale of agency securities	$17,096	$23,067
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$4,317,516	$748,880	$5,066,396
Amortized cost	4,250,565	736,854	4,987,419
Accrued interest on pledged agency securities	12,091	2,132	14,223
Under Derivative Agreements
Fair value	40,487	15,104	55,591
Amortized cost	39,692	14,796	54,488
Accrued interest on pledged agency securities	117	43	160
Total Fair Value of Agency Securities Pledged and Accrued Interest	$4,370,211	$766,159	$5,136,370

	As of December 31, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,219,634	$311,641	$1,531,275
Amortized cost	1,208,426	309,958	1,518,384
Accrued interest on pledged agency securities	3,791	1,006	4,797
Under Derivative Agreements
Fair value	1,019	3,094	4,113
Amortized cost	1,006	3,072	4,078
Accrued interest on pledged agency securities	4	10	14
Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,224,448	$315,751	$1,540,199
——————

(1)
Agency securities pledged do not include pledged amounts of $434.4 million and $269.5 million under repurchase agreements related to agency securities sold but not yet settled as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2012 and December 31, 2011(dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$1,992,787	$1,958,796	$5,913	$961,430	$952,684	$3,052
31 - 59 days	1,166,107	1,149,987	3,182	441,167	437,969	1,347
60 - 90 days	1,145,671	1,126,763	3,141	53,265	53,082	129
Greater than 90 days	761,831	751,873	1,987	75,413	74,649	269
Total	$5,066,396	$4,987,419	$14,223	$1,531,275	$1,518,384	$4,797
Note 5. Non-Agency Securities
The following table summarizes our non-agency security investments as of June 30, 2012 (dollars in thousands):

Non-Agency Securities
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Alt-A	$153,423	$152,256	$248,489	1.98%	7.86%
Prime	73,455	72,491	97,889	3.18%	6.78%
Option-ARM	61,272	61,042	101,274	0.63%	7.72%
Subprime	33,362	33,851	94,440	0.42%	8.92%
Re-REMIC	16,133	16,232	17,376	3.91%	5.34%
Total/ Weighted Average	$337,645	$335,872	$559,468	1.74%	7.58%
————————

(1)	As of June 30, 2012, the unrealized net gain of $1.8 million on non-agency securities is comprised of $5.4 million gross unrealized gain and $3.6 million gross unrealized loss.

(2)	Weighted average coupon rates are floating, except for $11.5 million and $8.3 million fair value of prime and Alt-A non-agency securities, respectively as of June 30, 2012.

The following tables summarize our non-agency security investments as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Prime	$7,261	$7,328	$9,372	4.61%	7.23%
Alt-A	3,705	3,460	7,718	2.72%	11.00%
Subprime	5,969	6,597	20,884	0.50%	10.09%
Re-REMIC	8,626	8,609	9,177	5.39%	6.16%
Total/ Weighted Average	$25,561	$25,994	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (3)
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Prime	$21,273	$22,030	$26,954	3.62%	5.51%
Alt-A	6,215	6,054	9,980	2.71%	8.01%
Subprime	7,198	8,465	29,586	0.42%	9.36%
Re-REMIC	8,805	8,934	9,629	2.75%	5.08%
Option-ARM	6,702	6,567	12,522	0.66%	11.31%
Total/ Weighted Average	$50,193	$52,050	$88,671	1.94%	7.08%
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

(2)
Weighted average coupon rates are floating, except for $3.8 million fair value of prime non-agency securities and $8.4 million fair value for prime securities underlying Linked Transactions as of December 31, 2011.

(3)	See Note 7 - Derivatives for composition of Linked Transactions.
Prime and Alt-A securities as of June 30, 2012 and December 31, 2011 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2006. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. The mortgages underlying our Prime and Alt-A securities have both floating-rate and fixed-rate coupons, with weighted average coupons ranging from 3% to 6%. These securities are generally rated below investment grade as of June 30, 2012.
Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. Our option-ARM securities are rated below investment grade as of June 30, 2012 and have weighted average coupons between 3% and 4%. The loans underlying our Option-ARM securities were originated between 2002 and 2007.
Re-REMIC securities as of June 30, 2012 and December 31, 2011 are resecuritizations of real estate mortgage investment conduits ("REMICs"), and are backed by non-agency securities originally issued between 2005 and 2007 that are generally backed by residential mortgage loans of poor credit quality, with floating rate coupons averaging 3% to 5%. The underlying REMIC securities were resecuritized during 2011 and 2012 to add an additional layer of credit enhancement. The Re-REMIC securities have not been rated by credit rating agencies as of June 30, 2012.

Subprime securities as of June 30, 2012 and December 31, 2011include floating rate, senior tranches in securitization trusts that are currently rated below investment grade. These securities are collateralized by residential mortgages originated during 2006 and 2007 that were originally considered to be of lower credit quality. The underlying residential mortgages have both floating-rate and fixed-rate weighted-average coupons ranging from 5% to 8% as of June 30, 2012.

Pledged Assets
Non-agency securities with a fair value of $147.0 million and $8.6 million were pledged as collateral under repurchase agreements with a remaining maturity of less than 30 days as of June 30, 2012 and December 31, 2011, respectively. Additionally, as of June 30, 2012 and December 31, 2011, there were non-agency securities with a fair value of $0.0 million and $50.2 million underlying Linked Transactions, respectively.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2012 and December 31, 2011, we have met all margin call requirements and had no repurchase agreements maturing overnight. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$1,202,672	0.43%	16	$77,073	0.40%	10
31 - 60 days	569,422	0.52%	20	346,201	0.43%	19
61 - 90 days	1,134,094	0.47%	43	372,217	0.39%	31
91 - 180 days	1,867,485	0.49%	69	774,594	0.34%	37
Greater than 180 days	625,487	0.49%	115	136,196	0.48%	209
Total / Weighted Average	$5,399,160	0.47%	52	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$—	—%	—	$9,509	2.04%	14
31 - 60 days	—	—%	—	13,397	1.98%	8
61 - 90 days	—	—%	—	2,857	2.36%	18
91 - 180 days	—	—%	—	10,791	2.07%	47
Total / Weighted Average	$—	—%	—	$36,554	2.05%	22
As of June 30, 2012 and December 31, 2011, we had repurchase agreements with 25 and 22 financial institutions, respectively. In addition, less than 6% of stockholders' equity was at risk with any one counterparty as of June 30, 2012 and December 31, 2011, with the top five counterparties representing less than 21% of our equity at risk as of both June 30, 2012 and December 31, 2011.
We had agency securities with fair values of $5.1 billion and $1.5 billion and non-agency securities with fair values of $250.9 million and $8.6 million pledged as collateral against repurchase agreements, as of June 30, 2012 and December 31, 2011, respectively. Agency securities pledged do not include pledged amounts of $434.4 million and $269.5 million under repurchase agreements related to securities sold but not yet settled as of June 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes information about our outstanding derivatives and other hedging instruments for the six months ended June 30, 2012 (in thousands):

Derivatives	December 31, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2012 Notional Amount
Interest rate swaps	$875,000	2,415,000	—	$3,290,000
Interest rate swaptions	$50,000	500,000	(50,000)	$500,000
TBA securities	$(101,000)	3,697,645	(3,705,792)	$(109,147)
Short sales of U.S. Treasuries	$(50,000)	2,181,000	(2,411,000)	$(280,000)
U.S. Treasuries	$—	50,168	(50,168)	$—
Linked Transactions (1)	$88,671	10,920	(99,591)	$—
————————
(1) The notional amount of Linked Transaction is represented by the current face amount of the underlying securities.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2012 and December 31, 2011(in thousands):

Derivative Type	June 30, 2012	December 31, 2011
Interest rate swaps	$57	$348
Interest rate swaptions	2,235	828
Purchase of TBA securities	2,556	669
Derivative assets, at fair value	$4,848	$1,845

Interest rate swaps	$60,040	$3,734
Sale of TBA securities	4,615	1,935
Derivative liabilities, at fair value	$64,655	$5,669

The following table summarizes the effect of our outstanding derivatives and other hedging instruments on our consolidated statements of operations for the for the three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(3,815)	$—	$(48,319)	$—	$(4,856)	$—	$(53,590)	$—
Interest rate swaptions	—	(271)	(4,516)	—	—	(271)	(4,929)	—
TBA securities	—	(13,411)	1,306	—	—	(16,347)	(750)	—
Short sales of U.S. Treasuries	—	(3,693)	(2,868)	—	—	70	(1,913)	—
U.S. Treasuries	—	(12)	—	—	—	(277)	—	—
Linked Transactions	—	—	—	—	—	—	—	3,384
Total	$(3,815)	$(17,387)	$(54,397)	$—	$(4,856)	$(16,825)	$(61,182)	$3,384

Interest Rate Swap Agreements
As of June 30, 2012 and December 31, 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years.
As of June 30, 2012 and December 31, 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		June 30, 2012		December 31, 2011
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$50,000	$57	$200,000	$348
Interest rate swap liabilities	Derivative liabilities, at fair value	3,240,000	(60,040)	675,000	(3,734)
		$3,290,000	$(59,983)	$875,000	$(3,386)

June 30, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$300,000	$(1,810)	0.74%	0.49%	2.5
Greater than 3 years and less than 5 years	1,640,000	(33,624)	1.28%	0.47%	4.5
Greater than 5 years and less than 7 years	425,000	(14,305)	1.78%	0.48%	6.8
Greater than 7 years	925,000	(10,244)	1.74%	0.46%	8.8
Total / Weighted Average	$3,290,000	$(59,983)	1.42%	0.47%	5.8

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total / Weighted Average	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes swaps with an aggregate notional of $750.0 million with deferred start dates one month from June 30, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following table presents certain information about our interest rate swaption agreements as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
As of June 30, 2012	$7,220	$2,235	0.8	$500,000	2.83%	8.9
As of December 31, 2011	884	828	0.8	$50,000	2.81%	10.8
TBA Securities
As of June 30, 2012, and December 31, 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. Following is a summary of our long and short TBA positions as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase of TBA securities	$743,353	$2,556	$234,000	$669
Sale of TBA securities	(852,500)	(4,615)	(335,000)	(1,935)
Total, net	$(109,147)	$(2,059)	$(101,000)	$(1,266)
Additionally, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $281.0 million and $50.2 million, as of June 30, 2012 and December 31, 2011, respectively. The borrowed securities were collateralized by cash payments of $281.5 million and $50.6 million as of June 30, 2012 and December 31, 2011, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. The change in fair value of the borrowed securities is recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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

The following table presents the non-agency securities and repurchase agreements underlying our Linked Transactions as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Linked non-agency securities (1)	$—	$50,193
Linked repurchase agreements	—	(36,554)
Accrued interest (payable) receivable, net	—	32
Linked Transactions, at fair value	$—	$13,671
————

(1)
See Note 5 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions and Note 6 - Repurchase Agreements for a description of the repurchase agreements within Linked Transactions.

The following table presents unrealized loss and net interest income on Linked Transactions for the three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Coupon interest income	$—	$302
Discount accretion	—	590
Interest expense	—	(183)
Unrealized gain, net	—	2,675
Unrealized gain and net interest income on Linked Transactions, net	$—	$3,384

Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, both we and our counterparties may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments is included in restricted cash and cash equivalents on our consolidated balance sheets.
Each of our ISDA Master Agreements contains provisions pursuant to which we are required to fully collateralize our obligations under the swap instrument if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our ISDA Master Agreements. We are also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
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
We had agency securities with fair values of $55.6 million and $4.1 million and restricted cash and cash equivalents of $16.3 million and $3.1 million pledged as collateral against our interest rate swaps as of June 30, 2012 and December 31, 2011, respectively.

Note 8. Fair Value Measurements
We have elected the option to account for all of our financial assets, including mortgage-backed securities, at fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation most appropriately represents our financial results and position. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the assumptions market participants would use when pricing an asset or liability.
We determine the fair value of our agency and non-agency securities including securities held as collateral, based upon fair value estimates obtained from multiple third-party pricing services and dealers. In determining fair value, third-party pricing sources use various valuation approaches, including market and income approaches. Factors used by third-party sources in estimating the fair value of an instrument may include observable inputs such as recent trading activity, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. Third-party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, default and loss severity, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions.
We review the various third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of third-party estimates for each position, comparison to recent trade activity for similar securities, and our manager's review for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third-party pricing sources, we will exclude third-party prices for securities from our determination of fair value if we determine (based on our validation procedures and our manager's market knowledge and expertise) that the price is significantly different than observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.
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

The following tables present our financial instruments carried at fair value as of June 30, 2012 and December 31, 2011, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$5,778,210	$—	$5,778,210
Non-agency securities	—	304,283	33,362	337,645
Derivative assets	—	4,848	—	4,848
Total financial assets	$—	$6,087,341	$33,362	$6,120,703

Liabilities
Derivative liabilities	$—	$64,655	$—	$64,655
Obligation to return securities borrowed under repurchase agreements	280,956	—	—	280,956
Total financial liabilities	$280,956	$64,655	$—	$345,611

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,740,091	$—	$1,740,091
Non-agency securities	—	19,592	5,969	25,561
Linked transactions	—	11,925	1,746	13,671
Derivative assets	—	1,845	—	1,845
Total financial assets	$—	$1,773,453	$7,715	$1,781,168

Liabilities
Derivative liabilities	$—	$5,669	$—	$5,669
Obligation to return securities borrowed under repurchase agreements	50,154	—	—	50,154
Total financial liabilities	$50,154	$5,669	$—	$55,823

There were no transfers between hierarchy levels during the six months ended June 30, 2012. The following table presents a summary of the changes in fair value for the six months ended June 30, 2012 of Level 3 assets carried at fair value as of June 30, 2012 (dollars in thousands):

	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	1,302	827	2,129
Unrealized loss	(723)	—	(723)
Total unrealized gain, net (1)	579	827	1,406

Purchases of securities	19,479	—	19,479
Principal repayments on securities	(1,362)	(291)	(1,653)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings on repurchase agreements underlying Linked Transactions	—	5,445	5,445
Discount accretion	804	159	963
Accrued interest on Linked Transactions	—	7	7
Balance as of June 30, 2012	$33,362	$—	$33,362
——————
(1) All unrealized gains, net on non-agency securities is included in the consolidated statements of operations in the line item unrealized gain (loss) on non-agency securities, net and the unrealized gain, net on Linked Transactions is included on the consolidated statements of operations in the line item unrealized gain and net interest income on Linked Transactions, net.
Our agency securities and prime, Alt-A, option-ARM and re-REMIC non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency securities and prime, Alt-A, option-ARM and re-REMIC non-agency securities are classified as Level 2 in the fair value hierarchy. While our subprime non-agency securities are valued using the same process with similar inputs, a significant amount of inputs have been determined to be unobservable due to relatively low levels of market activity and a wider range of external fair value estimates. Accordingly, our subprime non-agency securities are classified as Level 3 in the fair value hierarchy.
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our level 3 non-agency security fair values totaling $33.4 million as of June 30, 2012:

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default percentage	68%	70%	71%
Loss severity	55%	72%	77%
Discount rate	7.7%	9.0%	11.6%
An increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. However, given our use of a market-based approach to estimating fair values and the interrelationship between loss estimates and the discount rate, overall subprime non-agency security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.
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
We determine the fair value of our interest rate swaps and other derivatives considering valuations obtained from a third-party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing our derivatives, we consider both our counterparties' and our creditworthiness, along with collateral provisions contained in each derivative agreement.  No credit valuation adjustments are made in determining the fair value for derivative agreements subject to bilateral collateral arrangements.  Our interest rate swaps and other derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of our obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. Our obligation to return the borrowed securities is classified as Level 1 in the fair value hierarchy.
Note 9. Stockholders’ Equity
Equity Offerings
During the six months ended June 30, 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Offering Date	Share Price	Number of Shares	Proceeds, Net of Offering Costs
March 2012 (1)	$21.55	13,600	$292,797
May 2012	$22.74	12,650	$287,288
——————
(1) Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.
Dividends
During the six months ended June 30, 2012, we declared dividends of $1.80 per share.

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
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

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
The table below summarizes selected interest rates and prices of generic, fixed rate, agency securities as of June 30, 2012 and December 31, 2011.

Interest Rate/Security (1)	June 30, 2012	December 31, 2011	Change
LIBOR:
1-Month	0.25%	0.30%	-0.05
3-Month	0.46%	0.58%	-0.12
U.S. Treasury Securities:
2-Year U.S. Treasury	0.30%	0.24%	0.06
5-Year U.S. Treasury	0.72%	0.83%	-0.11
10-Year U.S. Treasury	1.65%	1.88%	-0.23
Interest Rate Swap Rates:
2-Year Swap Rate	0.55%	0.73%	-0.18
5-Year Swap Rate	0.97%	1.22%	-0.25
10-Year Swap Rate	1.78%	2.03%	-0.25
30-Year Fixed Rate MBS Price
3.5%	$105.11	$102.88	$2.23
4.0%	$106.44	$105.03	$1.41
4.5%	$107.28	$106.42	$0.86
15-Year Fixed Rate MBS Price
3.0%	$104.77	$103.28	$1.49
3.5%	$105.66	$104.58	$1.08
4.0%	$106.34	$105.50	$0.84
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

In the current environment of high market prices of agency securities and historically low interest rates, the returns on agency securities are extremely sensitive to prepayments. We believe maintaining a portfolio of agency securities with favorable prepayment characteristics is critical to generating strong returns in a variety of potential market scenarios. Agency securities backed by pools of (i) loans with lower loan balances, (ii) loans already refinanced under the Home Affordable Refinance Program (“HARP”) and (iii) loans with lower coupons all exhibit favorable prepayment characteristics. Accordingly, we have positioned our current investment portfolio to be weighted towards agency securities with favorable prepayment characteristics. The current composition of our investment portfolio is also weighted towards agency securities with lower coupons to further protect our portfolio against prepayment risk, however, our Manager may reposition the portfolio if market conditions or valuations change. A summary of our MBS portfolio composition as of June 30, 2012 is included below under Financial Condition. As of June 30, 2012, our agency portfolio had a weighted average coupon of 3.52%, compared to 4.01% as of December 31, 2011. The table below summarizes the constant prepayment rates ("CPR") for our portfolio compared to the Fannie Mae fixed rate universe for the quarter ended June 30, 2012.

Annualized Monthly Actual Constant Prepayment Rates	April 2012	May 2012	June 2012
Agency securities (1)	5%	5%	5%
Fannie Mae 2011 30-year 4.0% fixed rate universe (2)	14%	15%	21%
 ________________________

(1)	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan

The non-agency market environment showed significant signs of improvement with broad market participation during the six months ended June 30, 2012, as compared to the end of 2011. However, trading volumes remain below those experienced during the first half of 2011, and non-agency security liquidity remains a concern. While market sentiment concerning the general housing market has improved, we believe that any housing recovery will be uneven across the country and are cognizant that other events, such as additional U.S. regulatory actions or further economic weakness in Europe, could have a material negative impact on the market for non-agency securities. As such, we will continue our selective approach to increasing our non-agency portfolio.
Summary of Critical Accounting Estimates
Our critical accounting estimates relate to the fair value of our investments, recognition of interest income, and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in our MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. Our significant accounting policies are described in Note 3 to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
FINANCIAL CONDITION
The following analysis of our financial condition should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 (dollars in thousands, except per share amounts):

	June 30, 2012	December 31, 2011
Balance Sheet Data:
Total assets	$7,028,600	$2,170,322
Repurchase agreements	$5,399,160	$1,706,281
Total liabilities	$6,227,776	$1,961,521
Total stockholders’ equity	$800,824	$208,801
Net asset value per common share (1)	$22.08	$20.87
————————

(1)	Net asset value per common share was calculated by dividing our total stockholders' equity by the number of our common shares outstanding.

The following tables summarize certain characteristics of our investment portfolio by issuer and investment category as of June 30, 2012 and December 31, 2011(dollars in thousands):

	As of June 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,930,414	$4,860,283	$4,640,439	3.50%	2.67%
Freddie Mac	847,796	834,593	794,648	3.63%	2.69%
Agency total / weighted average	5,778,210	5,694,876	5,435,087	3.52%	2.68%
Non-agency securities (2)	337,645	335,872	559,468	1.74%	7.58%
Total / weighted average	$6,115,855	$6,030,748	$5,994,555	3.42%	2.94%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$1,316,275	$1,305,135	$1,240,435	3.95%	2.85%
Freddie Mac	423,816	421,139	396,625	4.19%	2.91%
Agency total / weighted average	1,740,091	1,726,274	1,637,060	4.01%	2.87%
Non-agency securities (2)	25,561	25,994	47,151	2.63%	8.10%
Total / weighted average	1,765,652	1,752,268	1,684,211	3.97%	2.94%
Non-agency securities underlying Linked Transactions	50,193	52,050	88,671	1.94%	7.08%
Adjusted total / weighted average	$1,815,845	$1,804,318	$1,772,882	3.87%	3.06%

————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 9.5% and 11.5% as of June 30, 2012 and December 31, 2011 based on forward rates. For non-agency securities, the weighted average yield incorporates expected credit losses.

(2)	As of June 30, 2012 , there are no non-agency securities accounted for as Linked Transactions.
The following tables summarize certain characteristics of our agency securities portfolio as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,606,550	$1,581,945	$1,496,593	3.82%	2.89%	9%
Lower Loan Balance (2)	2,478,804	2,441,460	2,314,882	3.67%	2.72%	9%
Other	1,692,856	1,671,471	1,623,612	3.02%	2.41%	11%
Total	$5,778,210	$5,694,876	$5,435,087	3.52%	2.68%	10%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$538,146	$532,847	$499,893	4.45%	3.22%	12%
Lower Loan Balance (2)	802,579	795,894	755,632	3.83%	2.69%	10%
Other	399,366	397,533	381,535	3.79%	2.74%	13%
Total	$1,740,091	$1,726,274	$1,637,060	4.01%	2.87%	11%
————————

(1)	Home Affordable Refinance Program ("HARP") securities are defined as 100% refinance loans with original LTVs greater than or equal to 80%.

(2)	Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150 thousand.

The following tables summarize certain characteristics of our agency securities portfolio by term and coupon as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$843,914	$842,489	$818,050	1.83%	10%
3.0%	348,259	343,539	330,726	2.17%	9%
3.5%	376,048	366,972	351,100	2.39%	12%
4.0%	214,892	209,953	198,738	2.46%	14%
4.5%	24,367	23,868	22,285	2.67%	13%
Total	$1,807,480	$1,786,821	$1,720,899	2.09%	11%
20-Year
3.0%	$20,734	$20,656	$20,000	2.43%	6%
3.5%	99,871	97,957	93,904	2.66%	10%
4.0%	10,498	10,208	9,766	2.71%	18%
5.0%	52,036	50,992	47,017	3.34%	10%
Total	$183,139	$179,813	$170,687	2.83%	10%
30-Year
3.5%	$2,072,046	$2,036,775	$1,962,711	2.94%	8%
4.0%	1,530,462	1,511,631	1,413,133	2.93%	9%
4.5%	132,345	128,298	120,033	3.26%	11%
5.0%	52,738	51,538	47,624	3.08%	16%
Total	$3,787,591	$3,728,242	$3,543,501	2.95%	9%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
3.0%	$53,265	$53,082	$51,448	2.35%	8%
3.5%	345,563	342,475	327,883	2.50%	10%
4.0%	245,936	244,080	230,404	2.48%	13%
4.5%	25,654	25,524	23,735	2.64%	12%
Total	$670,418	$665,161	$633,470	2.48%	11%
20-Year
3.5%	$187,075	$186,333	$180,216	2.78%	8%
4.0%	61,133	60,679	58,001	2.24%	26%
5.0%	54,421	54,427	50,174	2.95%	15%
Total	$302,629	$301,439	$288,391	2.70%	13%
30-Year
4.0%	318,918	316,231	301,996	3.21%	10%
4.5%	328,106	324,686	303,853	3.33%	11%
5.0%	120,020	118,757	109,350	3.25%	16%
Total	$767,044	$759,674	$715,199	3.27%	11%
Actual maturities of MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities can range up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans.
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining projected life of our aggregate agency investment portfolio is 9.5% and 11.5% as of June 30, 2012 and December 31, 2011, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 6.9 years and 5.9 years as of June 30, 2012 and December 31, 2011, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 104.8% of par value as of June 30, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	$—	$—	—%	$55,582	$55,260	2.17%
Greater than three years and less than or equal to five years	1,111,227	1,094,923	2.18%	425,251	422,406	2.49%
Greater than five years and less than or equal to 10 years	4,540,742	4,475,175	2.79%	1,259,258	1,248,608	3.02%
Greater than 10 years	126,241	124,778	2.81%	—	—	—%
Total / weighted average	$5,778,210	$5,694,876	2.68%	$1,740,091	$1,726,274	2.87%

Weighted average non-agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors. The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, by their estimated weighted average life classifications as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to five years	$46,658	$45,818	7.63%	$12,394	$12,423	6.25%
Greater than five years and less than or equal to seven years	102,168	102,530	7.56%	63,360	65,621	7.64%
Greater than seven years	188,819	187,524	7.59%	—	—	—%
Total/ weighted average (1)	$337,645	$335,872	7.58%	$75,754	$78,044	7.42%
————————

(1)
The fair value of non-agency securities as of December 31, 2011 includes $50.2 million of non-agency securities that are stated net of $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked Transactions, at fair value of $13.7 million.

Our non-agency securities are subject to risk of loss with regard to principal and interest payments and as of June 30, 2012 and December 31, 2011 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our non-agency securities (including non-agency securities underlying Linked Transactions) had weighted average credit enhancements of 11% and 14% as of June 30, 2012 and December 31, 2011, respectively. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV's") of 73% and 71% as of June 30, 2012 and December 31, 2011, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTV's are calculated based on the original home values, we believe that current market-based LTV's would be significantly higher. Additionally, 24% and 25% of the mortgages underlying these securities as of June 30, 2012 and December 31, 2011, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts.
As of June 30, 2012 and December 31, 2011, we had repurchase agreements with 25 and 22 financial institutions, respectively. In addition, less than 6% of our equity at risk was with any one counterparty as of both June 30, 2012 and December 31, 2011, with the top five counterparties representing less than 21% of our equity at risk as of both June 30, 2012 and December 31, 2011. The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$1,202,672	0.43%	16	$77,073	0.40%	10
31 - 60 days	569,422	0.52%	20	346,201	0.43%	19
61 - 90 days	1,134,094	0.47%	43	372,217	0.39%	31
91 - 180 days	1,867,485	0.49%	69	774,594	0.34%	37
Greater than 180 days	625,487	0.49%	115	136,196	0.48%	209
Total / Weighted Average	$5,399,160	0.47%	52	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$—	—%	—	$9,509	2.04%	14
31 - 60 days	—	—%	—	13,397	1.98%	8
61 - 90 days	—	—%	—	2,857	2.36%	18
91 - 180 days	—	—%	—	10,791	2.07%	47
Total / Weighted Average	$—	—%	—	$36,554	2.05%	22
As of June 30, 2012 and December 31, 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

June 30, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$300,000	$(1,810)	0.74%	0.49%	2.5
Greater than 3 years and less than 5 years	1,640,000	(33,624)	1.28%	0.47%	4.5
Greater than 5 years and less than 7 years	425,000	(14,305)	1.78%	0.48%	6.8
Greater than 7 years	925,000	(10,244)	1.74%	0.46%	8.8
Total / Weighted Average	$3,290,000	$(59,983)	1.42%	0.47%	5.8

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total / Weighted Average	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes swaps with an aggregate notional of $750.0 million with deferred start dates one month from June 30, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.

The following table presents certain information about our interest rate swaption agreements as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
As of June 30, 2012	$7,220	$2,235	0.8	$500,000	2.83%	8.9
As of December 31, 2011	$884	$828	0.8	$50,000	2.81%	10.8

RESULTS OF OPERATIONS
The following analysis of our results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our consolidated statement of operations for the three and six months ended June 30, 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Interest income:
Agency securities	$30,321	$45,627
Non-agency securities	4,298	5,569
Other	76	101
Interest expense	(4,786)	(6,450)
Net interest income	29,909	44,847

Other gains (losses):
Realized gain on agency securities, net	17,096	23,067
Realized loss on periodic settlements of interest rate swaps, net	(3,815)	(4,856)
Realized loss on other derivatives and securities, net	(17,387)	(16,825)
Unrealized gain on agency securities, net	65,511	69,517
Unrealized gain (loss) on non-agency securities, net	(1,023)	1,388
Unrealized gain and net interest income on Linked Transactions, net	—	3,384
Unrealized loss on other derivatives and securities, net	(54,397)	(61,182)
Total other gains, net	5,985	14,493

Expenses:
Management fees	2,606	3,688
General and administrative expenses	1,059	2,094
Total expenses	3,665	5,782

Income before excise tax	32,229	53,558
Excise tax	—	9
Net income	$32,229	$53,549

Net income per common share—basic and diluted	$1.15	$2.69
Interest Income and Asset Yield
Interest income of $34.7 million and $51.3 million for the three and six months ended June 30, 2012, respectively, was comprised of the following (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Agency securities	$30,321	$45,627
Non-agency securities (1)	4,298	5,569
Other	76	101
Interest income	$34,695	$51,297
————————

(1)
Interest income from non-agency securities of $5.6 million for the six months ended June 30, 2012 excludes $0.9 million related to Linked Transactions, which is included in unrealized loss and net interest income on Linked Transactions, net on the consolidated statement of operations.

The table below presents the average yield and coupon for our agency and non-agency securities for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	Weighted Average		Weighted Average
	Yield	Coupon	Yield	Coupon
Agency securities	2.71%	3.61%	2.83%	3.68%
Non-agency securities	7.29%	1.38%	7.40%	1.46%
Total	2.94%	3.42%	3.07%	3.49%
We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 9.5% as of June 30, 2012. The actual CPR realized for individual agency securities in our investment portfolio was approximately 4.7% for the three months ended June 30, 2012.
Interest income from our agency securities for the three and six months ended June 30, 2012 is net of $8.4 million and $11.0 million, respectively, of net premium amortization expense. As of June 30, 2012, the amortized cost basis of our agency investments was 104.8% of par value, and the unamortized premium balance of our aggregate agency portfolio was $259.8 million.
Leverage
Our leverage was 6.7x and 8.2x our stockholders’ equity as of June 30, 2012 and December 31, 2011, respectively. When adjusted for the net payables and receivables for unsettled securities and repurchase agreements underlying Linked Transactions, our leverage ratio was 6.8x and 8.0x our stockholders’ equity as of June 30, 2012 and December 31, 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended June 30, 2012, March, 31, 2012 and December 31, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.46%	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.39%	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.40%	0.42%	7.5x	8.2x	8.0x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

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

Our leverage included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2012, we had a net short TBA position of $109.1 million notional value and at risk leverage of 6.6x, net of unsettled securities.
Interest Expense and Cost of Funds
Interest expense of $4.8 million and $6.5 million for the three and six months ended June 30, 2012, respectively, was comprised of interest expense on our repurchase agreements. We also incurred $0.2 million of expense for repurchase agreements reported as Linked Transactions, which is included in unrealized gain and net interest income on Linked Transactions, net on our consolidated statements of operations for the six months ended June 30, 2012. In addition, we recorded $3.8 million and $4.9 million of expense related to our interest rate swaps for the three and six months ended June 30, 2012, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.
For the three and six months ended June 30, 2012, including repurchase agreements underlying Linked Transactions, our average repurchase agreement balance outstanding was $4.2 billion and $3.1 billion, respectively, with an average interest rate of 0.46% and 0.44%, respectively. Including the net impact of interest rate swaps, the cost of funds for the three and six months ended June 30, 2012 was 0.82% and 0.69%, respectively.
Realized Gain on Securities, Net
The following table is a summary of our net realized gains and losses on securities for the three and six months ended June 30, 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Proceeds from agency securities sold	$801,200	$1,372,628
Increase in receivable for agency securities sold	361,573	162,975
Less agency securities sold, at cost	(1,145,677)	(1,512,536)
Net realized gains on sale of agency securities	$17,096	$23,067

Gross realized gains on sale of agency securities	$17,115	$23,086
Gross realized losses on sale of agency securities	(19)	(19)
Net realized gains on sale of agency securities	$17,096	$23,067

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

Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, for the three and six months ended June 30, 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Realized loss on periodic settlements of interest rate swaps, net	$(3,815)	$(4,856)
Realized gain (loss) on other derivatives and securities:
Interest rate swaptions	$(271)	$(271)
TBA securities	(13,411)	(16,347)
U.S Treasury securities sold short	(3,693)	70
U.S Treasury securities	(12)	(277)
Total realized loss on other derivatives and securities, net	$(17,387)	$(16,825)
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$1,306	$(750)
Interest rate swaps	(48,319)	(53,590)
Interest rate swaptions	(4,516)	(4,929)
U.S Treasury securities sold short	(2,868)	(1,913)
Total unrealized loss on other derivatives and securities, net	$(54,397)	$(61,182)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$—	$2,675
Interest income on non-agency securities within Linked Transactions	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$—	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $2.6 million and $3.7 million for the three and six months ended June 30, 2012, respectively.
General and administrative expenses were $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Director fees and insurance expenses.
Our general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.3% for both the three and six months ended June 30, 2012, respectively.
Dividends
For the six months ended June 30, 2012, we declared dividends of $1.80 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.
As of June 30, 2012, we have distributed all of our taxable income for the 2011 tax year. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2012 and 2013, subject to the spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. As of June 30, 2012, we had an estimated $4.0 million (or $0.11 per share) of undistributed taxable income related to our 2012 tax year, net of the dividend payable as of June 30, 2012 of $32.6 million.
Other Data

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Average agency securities, at cost	$4,475,694	$3,220,994
Average agency securities, at par	$4,286,028	$3,079,322

Average non-agency securities, at cost	$235,875	$174,689
Average non-agency securities, at par	$386,021	$284,509

Average total assets, at fair value	$5,196,997	$3,733,596
Average repurchase agreements	$4,211,603	$3,051,620
Average stockholders' equity	$652,091	$463,210

Average coupon (1)	3.42%	3.49%
Average asset yield (2)	2.94%	3.07%
Average cost of funds (3)	0.82%	0.69%
Average net interest rate spread (4)	2.12%	2.38%
Annualized economic return on equity	22.2%	29.0%
Leverage (average during the period) (5)	6.5x	6.6x
Leverage (as of period end) (6)	6.8x	6.8x
Expenses % of average total assets	0.28%	0.31%
Expenses % of average stockholders' equity	2.25%	2.50%
Dividends declared per common share	$0.90	$1.80
Net return on average stockholders' equity	19.8%	23.2%
————————

(1)	Weighted average coupon for the period was calculated by dividing the Company's total stated coupon on securities by the Company's daily weighted average securities held.

(2)
Weighted average asset yield for the period was calculated by dividing the Company's total interest income on securities including interest income of securities classified as Linked Transactions on the consolidated statement of operations by the Company's daily weighted average securities held including securities classified as Linked Transactions on the consolidated balance sheet.

(3)
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

(4)	Average net interest rate spread for the period was calculated by subtracting the Company's weighted average cost of funds from the Company's weighted average asset yield.

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

The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Interest income:
Agency securities	$30,321	$45,627
Non-agency securities and other	4,374	5,670
Interest expense	(4,786)	(6,450)
Net interest income	29,909	44,847
Interest income on non-agency securities underlying Linked Transactions	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	(183)
Realized loss on periodic settlements of interest rate swaps, net	(3,815)	(4,856)
Adjusted net interest income	26,094	40,700
Operating expenses	(3,665)	(5,782)
Net spread income	$22,429	$34,918

Weighted average number of common shares outstanding - basic and diluted	28,129	19,927

Net spread income per common share – basic and diluted	$0.80	$1.75
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

Equity Offerings
During the six months ended June 30, 2012, we completed two follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share data):

Offering Date	Share Price	Number of Shares	Proceeds, Net of Offering Costs
March 2012 (1)	$21.55	13,600	$292,797
May 2012	$22.74	12,650	$287,288
——————
(1) Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 6.8x and 8.0x the amount of our stockholders’ equity as of June 30, 2012 and December 31, 2011, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. As of June 30, 2012, we have master repurchase agreements with 25 financial institutions, which are described below. As of June 30, 2012, borrowings under repurchase arrangements secured by agency and non-agency securities totaled $5.2 billion and $181.1 million, respectively, with weighted average days to maturity of 52 and 39, respectively. As of June 30, 2012, we did not have an amount at risk with any counterparty greater than 6% of our equity, with exposure to our top five counterparties representing less than 21% of our equity. The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2012. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2012.

	As of June 30, 2012
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	14	51%
Asia	5	20%
Europe	6	29%
Total	25	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities held as collateral as of June 30, 2012, were 5% and 27%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended June 30, 2012.
Under our repurchase agreements, we may be required to pledge additional assets to repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our securities securing our repurchase agreements and prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the securities securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making such valuation determinations. Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of June 30, 2012, we have met all margin requirements. We had unrestricted cash and cash equivalents of $154.0 million and unpledged securities of $296.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2012.
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
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2012 and the related activity for the period ended June 30, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2012, approximately 97% of our agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of June 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
We may utilize a variety of financial instruments to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2)	Net Asset Value (2)
+100 basis points	(17.6)%	(0.6)%	(4.4)%
+50 basis points	(9.9)%	(0.1)%	(0.4)%
-50 basis points	(5.4)%	(0.5)%	(3.7)%
-100 basis points	(18.2)%	(1.5)%	(11.8)%
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
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of June 30, 2012, the fair value of these securities was $6.1 billion. When the market spread between the yield on our mortgage-backed securities and U.S. Treasury securities or swap rates widens, the value of our net assets could decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity changes in required rates of return on different assets, or changes in risk premiums associated with different types of assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are mortgage-backed securities and cash.  As of June 30, 2012, we had unrestricted cash and cash equivalents of $154.0 million and unpledged securities of $296.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our investment portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended June 30, 2012.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, we had no legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

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
______________________
*        Previously filed
**        This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

Date:	August 13, 2012	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer