Form 10-Q
period 2012-09-30
American Capital Mortgage Investment Corp.
filed 2012-11-09
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2012 was 36,262,100.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $6,183,812 and $1,535,388, respectively)	$6,337,238	$1,740,091
Non-agency securities, at fair value (including pledged securities of $352,840 and $8,626, respectively)	552,787	25,561
Linked transactions, at fair value	—	13,671
Cash and cash equivalents	156,269	57,428
Restricted cash and cash equivalents	15,756	3,159
Interest receivable	17,792	5,566
Derivative assets, at fair value	15,030	1,845
Receivable for securities sold	106,606	271,849
Receivable under reverse repurchase agreements	344,075	50,563
Other assets	746	589
Total assets	$7,546,299	$2,170,322
Liabilities:
Repurchase agreements	$6,117,783	$1,706,281
Payable for securities purchased	50,663	189,042
Derivative liabilities, at fair value	76,437	5,669
Dividend payable	32,636	8,005
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	347,367	50,154
Accounts payable and other accrued liabilities	7,073	2,370
Total liabilities	6,631,959	1,961,521
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 36,262 and 10,006 shares issued and outstanding, respectively	363	100
Additional paid-in capital	778,804	199,038
Retained earnings	135,173	9,663
Total stockholders’ equity	914,340	208,801
Total liabilities and stockholders’ equity	$7,546,299	$2,170,322
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Interest income:
Agency securities	$37,311	$82,938	$4,039
Non-agency securities	6,949	12,518	65
Other	95	196	24
Interest expense	(7,329)	(13,779)	(383)
Net interest income	37,026	81,873	3,745

Other gains (losses):
Realized gain on agency securities, net	23,566	46,633	2,392
Realized gain on non-agency securities, net	952	952	—
Realized loss on periodic settlements of interest rate swaps, net	(6,855)	(11,711)	(577)
Realized loss on other derivatives and securities, net	(29,132)	(45,957)	(3,342)
Unrealized gain on agency securities, net	95,477	164,994	1,970
Unrealized gain (loss) on non-agency securities, net	33,118	34,506	(747)
Unrealized gain (loss) and net interest income on Linked Transactions, net	—	3,384	(813)
Unrealized gain (loss) on other derivatives and securities, net	(3,118)	(64,300)	819
Total other gain (loss), net	114,008	128,501	(298)

Expenses:
Management fees	2,945	6,633	431
General and administrative expenses	1,415	3,509	550
Total expenses	4,360	10,142	981

Income before excise tax	146,674	200,232	2,466
Excise tax	432	441	—
Net income	$146,242	$199,791	$2,466

Net income per common share—basic and diluted	$4.03	$7.86	$0.25

Weighted average number of common shares outstanding—basic and diluted	36,262	25,411	10,006

Dividends declared per common share	$0.90	$2.70	$0.20
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011 (audited)	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	199,791	199,791
Issuance of common stock	—	—	26,250	263	579,710	—	579,973
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	56	—	56
Common dividends declared	—	—	—	—	—	(74,281)	(74,281)
Balance, September 30, 2012 (unaudited)	—	$—	36,262	$363	$778,804	$135,173	$914,340
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,791	$2,466
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	23,816	1,316
Accretion of net discount on non-agency securities	(8,443)	(97)
Unrealized gain on securities and derivatives, net	(137,877)	(1,074)
Realized gain on agency securities, net	(46,633)	(2,462)
Realized gain on non-agency securities, net	(952)	—
Realized loss on derivatives and securities, net	57,668	3,989
Stock-based compensation	56	5
Increase in interest receivable	(12,226)	(5,133)
Increase in other assets	(157)	(634)
Increase in accounts payable and other accrued liabilities	4,703	1,560
Net cash flows from (used in) operating activities	79,746	(64)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(7,825,160)	(1,836,738)
Purchases of non-agency securities	(458,384)	(27,461)
Proceeds from sale of agency securities	2,639,053	308,897
Principal collections on agency securities	803,635	5,650
Principal collections on non-agency securities	27,956	801
Purchases of non-agency securities underlying Linked Transactions	(6,589)	(34,628)
Proceeds from sale of non-agency securities	4,575	—
Principal collections on non-agency securities underlying Linked Transactions	1,987	428
Purchases of U.S. Treasury securities to cover short sale	(3,065,223)	(410,951)
Proceeds from short sale of U.S. Treasury securities	3,354,453	434,885
Payments of reverse repurchase agreements	(3,812,305)	(499,857)
Proceeds from reverse repurchase agreements	3,518,793	473,982
Purchases of U.S. Treasury securities	(50,166)	(75,441)
Proceeds from sale of U.S. Treasury securities	49,902	75,511
Payment of premiums for interest rate swaptions	(10,352)	—
Increase in restricted cash and cash equivalents	(12,597)	(11,241)
Net payments on other derivatives	(45,754)	(2,570)
Net cash flows used in investing activities	(4,886,176)	(1,598,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(49,650)	—
Proceeds from common stock offerings, net of offering costs	579,973	199,280
Proceeds from repurchase agreements	23,592,190	1,816,664
Repayments on repurchase agreements	(19,219,900)	(382,138)
Proceeds from repurchase agreements underlying Linked Transactions	91,735	26,387
Repayments of repurchase agreements underlying Linked Transactions	(89,077)	—
Net cash flow from financing activities	4,905,271	1,660,193
Net increase in cash and cash equivalents	98,841	61,396
Cash and cash equivalents at beginning of the period	57,428	—
Cash and cash equivalents at end of period	$156,269	$61,396
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$58,061	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$39,212	$—
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
Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of September 30, 2012, there has been no activity in American Capital Mortgage Investment TRS, LLC.
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
We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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
At the time we purchase non-agency securities and loans that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
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
We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized loss on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the investing section for derivatives not designated in hedging relationships.
Our derivative agreements and repurchase agreements generally contain provisions that allow for netting or setting off receivables and payables with each counterparty. We report amounts in our consolidated balance sheets on a gross basis without regard for such rights of offset or master netting arrangements.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as LIBOR rates and the pay rate on the interest rate swap. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements. The payment of periodic settlements of net interest on interest rate swaps are reported in realized gain (loss) on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Agency Securities
The following tables summarize our investments in agency securities as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,970,551	$885,768	$5,856,319
Unamortized premium	254,095	48,013	302,108
Amortized cost	5,224,646	933,781	6,158,427
Gross unrealized gains	152,375	26,650	179,025
Gross unrealized losses	(156)	(58)	(214)
Fixed-rate agency securities, at fair value	$5,376,865	$960,373	$6,337,238

Weighted average coupon as of September 30, 2012	3.45%	3.60%	3.47%
Weighted average yield as of September 30, 2012	2.40%	2.61%	2.43%
Weighted average yield for the three months ended September 30, 2012	2.49%	2.46%	2.48%
Weighted average yield for the nine months ended September 30, 2012	2.66%	2.68%	2.66%

	As of December 31, 2011
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$1,240,435	$396,625	$1,637,060
Unamortized premium	64,700	24,514	89,214
Amortized cost	1,305,135	421,139	1,726,274
Gross unrealized gains	11,260	2,923	14,183
Gross unrealized losses	(120)	(246)	(366)
Fixed-rate agency securities, at fair value	$1,316,275	$423,816	$1,740,091

Weighted average coupon as of December 31, 2011	3.95%	4.19%	4.01%
Weighted average yield as of December 31, 2011	2.85%	2.91%	2.87%
Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	$—	$—	—%	$55,582	$55,260	2.17%
Greater than three years and less than or equal to five years	2,366,106	2,308,621	1.92%	425,251	422,406	2.49%
Greater than five years and less than or equal to 10 years	3,949,518	3,828,590	2.74%	1,259,258	1,248,608	3.02%
Greater than 10 years	21,614	21,216	2.75%	—	—	—%
Total / weighted average	$6,337,238	$6,158,427	2.43%	$1,740,091	$1,726,274	2.87%

As of September 30, 2012 and December 31, 2011, the weighted average life of our agency security portfolio was 6.0 years and 5.9 years, respectively, which incorporates anticipated future prepayment assumptions. As of September 30, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 12.7% and 11.5%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions using a third-party service and market data. This third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency securities for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Proceeds from agency securities sold	$1,266,425	$2,639,053	$308,897
Increase (decrease) in receivable for agency securities sold	(328,216)	(165,241)	110,127
Less agency securities sold, at cost	(914,643)	(2,427,179)	(416,632)
Net realized gains on sale of agency securities	$23,566	$46,633	$2,392

Gross realized gains on sale of agency securities	$31,223	$54,309	$2,481
Gross realized losses on sale of agency securities	(7,657)	(7,676)	(89)
Net realized gains on sale of agency securities	$23,566	$46,633	$2,392
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,803,430	$308,759	$6,112,189
Amortized cost	5,639,481	299,523	5,939,004
Accrued interest on pledged agency securities	15,540	839	16,379
Under Derivative Agreements
Fair value	67,278	4,345	71,623
Amortized cost	65,036	4,160	69,196
Accrued interest on pledged agency securities	178	14	192
Total Fair Value of Agency Securities Pledged and Accrued Interest	$5,886,426	$313,957	$6,200,383
——————

(1)	Agency securities pledged do not include pledged amounts of $82.8 million under repurchase agreements related to agency securities sold but not yet settled as of September 30, 2012.

	As of December 31, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,219,634	$311,641	$1,531,275
Amortized cost	1,208,426	309,958	1,518,384
Accrued interest on pledged agency securities	3,791	1,006	4,797
Under Derivative Agreements
Fair value	1,019	3,094	4,113
Amortized cost	1,006	3,072	4,078
Accrued interest on pledged agency securities	4	10	14
Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,224,448	$315,751	$1,540,199
——————

(1)	Agency securities pledged do not include pledged amounts of $269.5 million under repurchase agreements related to agency securities sold but not yet settled as of December 31, 2011.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,856,758	$2,779,162	$7,536	$961,430	$952,684	$3,052
31 - 59 days	1,052,643	1,023,952	2,832	441,167	437,969	1,347
60 - 90 days	1,477,909	1,434,235	3,967	53,265	53,082	129
Greater than 90 days	724,879	701,655	2,044	75,413	74,649	269
Total	$6,112,189	$5,939,004	$16,379	$1,531,275	$1,518,384	$4,797
Note 5. Non-Agency Securities
The following table summarizes our non-agency security investments as of September 30, 2012 (dollars in thousands):

Non-Agency Securities
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Prime	$120,826	$115,256	$151,684	3.38%	6.41%
Alt-A	287,906	275,576	459,468	2.08%	7.28%
Option-ARM	70,386	61,082	101,532	0.61%	7.51%
Subprime	73,669	65,982	166,358	0.38%	8.32%
Total/ Weighted Average	$552,787	$517,896	$879,042	1.81%	7.24%
————————

(1)	As of September 30, 2012, the unrealized net gain of $34.9 million on non-agency securities is comprised of $36.4 million gross unrealized gain and $1.5 million gross unrealized loss.

(2)	Weighted average coupon rates are floating, except for $11.3 million and $19.0 million fair value of prime and Alt-A non-agency securities, respectively, as of September 30, 2012.

The following tables summarize our non-agency security investments as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Prime	$7,261	$7,328	$9,372	4.61%	7.23%
Alt-A	12,331	12,069	16,895	4.17%	7.55%
Subprime	5,969	6,597	20,884	0.50%	10.09%
Total/ Weighted Average	$25,561	$25,994	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (3)
	Fair Value(1)	Amortized Cost	Par/ Current Face	Weighted Average
Category				Coupon (2)	Yield
Prime	$21,273	$22,030	$26,954	3.62%	5.51%
Alt-A	15,020	14,988	19,609	2.73%	6.27%
Option-ARM	6,702	6,567	12,522	0.66%	11.31%
Subprime	7,198	8,465	29,586	0.42%	9.35%
Total/ Weighted Average	$50,193	$52,050	$88,671	1.94%	7.08%
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

Our Prime securities include senior tranches in securitization trusts issued between 2004 and 2007 and securities with underlying prime collateral that were re-securitized in 2009. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of September 30, 2012, our Prime securities have both floating-rate and fixed-rate coupons ranging from 2.5% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.9% to 6.1%.

Our Alt-A securities include senior tranches in securitization trusts issued between 2004 and 2006 and securities with Alt-A collateral that were re-securitized in 2010 to add an additional layer of credit support. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2012, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.0% with weighted average coupons of underlying collateral ranging from 2.9% to 6.0%.

Our Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2012, our Option-ARM securities have coupons ranging from 0.4% to 1.1% and have underlying collateral with weighted average coupons between 2.8% and 3.8%. The loans underlying our Option-ARM securities were originated between 2002 and 2007.

Subprime securities include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated during 2006 and 2007 that were originally considered to be of lower credit quality. As of September 30, 2012, our Subprime securities have floating rate coupons ranging from 0.3% to 0.5% and have underlying collateral with weighted-average coupons ranging from 4.5% to 7.9%.

Our non-agency securities are generally rated below investment grade or have not been rated by credit agencies as of September 30, 2012.

Pledged Assets
Non-agency securities with a fair value of $352.8 million and $8.6 million were pledged as collateral under repurchase agreements as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, there were no Linked Transactions. Additionally, as of December 31, 2011, there were non-agency securities with a fair value of $50.2 million underlying Linked Transactions.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2012 and December 31, 2011, we have met all margin call requirements and had no repurchase agreements maturing overnight. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$304,154	0.68%	19	$77,073	0.40%	10
31 - 60 days	725,974	0.56%	22	346,201	0.43%	19
61 - 90 days	1,218,770	0.45%	42	372,217	0.39%	31
91 - 180 days	2,882,307	0.51%	55	774,594	0.34%	37
Greater than 180 days	986,578	0.51%	134	136,196	0.48%	209
Total / Weighted Average	$6,117,783	0.51%	60	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$—			$9,509	2.04%	14
31 - 60 days	—			13,397	1.98%	8
61 - 90 days	—			2,857	2.36%	18
91 - 180 days	—			10,791	2.07%	47
Total / Weighted Average	$—			$36,554	2.05%	22
As of September 30, 2012 and December 31, 2011, we had repurchase agreements with 26 and 22 financial institutions, respectively. In addition, less than 7% and 6% of stockholders' equity was at risk with any one counterparty, with the top five counterparties representing less than 23% and 21% of our equity at risk as of September 30, 2012 and December 31, 2011, respectively.
We had agency securities with fair values of $6.1 billion and $1.5 billion and non-agency securities with fair values of $352.8 million and $8.6 million pledged as collateral against repurchase agreements, as of September 30, 2012 and December 31, 2011, respectively. Agency securities pledged do not include pledged amounts of $82.8 million and $269.5 million under repurchase agreements related to securities sold but not yet settled as of September 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes information about our outstanding derivatives and other hedging instruments for the nine months ended September 30, 2012 (in thousands):

Derivatives	December 31, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2012 Notional Amount
Interest rate swaps	$875,000	2,740,000	(675,000)	$2,940,000
Interest rate swaptions	$50,000	675,000	(225,000)	$500,000
TBA securities	$(101,000)	6,033,220	(5,821,214)	$111,006
Short sales of U.S. Treasuries	$(50,000)	3,076,000	(3,376,000)	$(350,000)
U.S. Treasuries	$—	50,168	(50,168)	$—
Linked Transactions (1)	$88,671	10,920	(99,591)	$—
————————
(1) The notional amount of Linked Transaction is represented by the current face amount of the underlying securities.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2012 and December 31, 2011(in thousands):

Derivative Type	September 30, 2012	December 31, 2011
Interest rate swaps	$—	$348
Interest rate swaptions	4,607	828
TBA securities	10,423	669
Derivative assets, at fair value	$15,030	$1,845

Interest rate swaps	$71,552	$3,734
TBA securities	4,885	1,935
Derivative liabilities, at fair value	$76,437	$5,669

The following table summarizes the effect of our outstanding derivatives and other hedging instruments on our consolidated statements of operations for the three and nine months ended September 30, 2012 and the period from the commencement of operations on August 9, 2011 through September 30, 2011 (in thousands):

	For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(6,855)	$(18,430)	$(8,996)	$—	$(11,711)	$(18,430)	$(62,586)	$—
Interest rate swaptions	—	(1,454)	137	—	—	(1,725)	(4,792)	—
TBA securities	—	(2,903)	7,598	—	—	(19,250)	6,848	—
Short sales of U.S. Treasuries	—	(6,567)	(1,857)	—	—	(6,497)	(3,770)	—
U.S. Treasuries	—	222	—	—	—	(55)	—	—
Linked Transactions	—	—	—	—	—	—	—	3,384
Total	$(6,855)	$(29,132)	$(3,118)	$—	$(11,711)	$(45,957)	$(64,300)	$3,384

	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Loss and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(577)	$—	$336	$—
TBA securities	—	(1,844)	521	—
Short sales of U.S. Treasuries	—	(1,568)	(38)	—
U.S. Treasuries	—	—	—	—
Linked Transactions	—	—	—	(813)
Total	$(577)	$(3,412)	$819	$(813)
Interest Rate Swap Agreements
As of September 30, 2012 and December 31, 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years.

As of September 30, 2012 and December 31, 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		September 30, 2012		December 31, 2011
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$—	$—	$200,000	$348
Interest rate swap liabilities	Derivative liabilities, at fair value	2,940,000	(71,552)	675,000	(3,734)
		$2,940,000	$(71,552)	$875,000	$(3,386)

September 30, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,048)	0.81%	0.47%	2.5
Greater than 3 years and less than 5 years	940,000	(30,889)	1.32%	0.47%	4.4
Greater than 5 years and less than 7 years	875,000	(18,500)	1.30%	0.42%	6.1
Greater than 7 years	575,000	(16,115)	1.90%	0.46%	9.7
Total / Weighted Average	$2,940,000	$(71,552)	1.33%	0.45%	5.6

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total / Weighted Average	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes swaps with an aggregate notional of $325.0 million with deferred start dates ranging from two to three months from September 30, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following table presents certain information about our interest rate swaption agreements as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
As of September 30, 2012	$9,455	$4,607	1.8	$500,000	3.43%	8.5
As of December 31, 2011	884	828	0.8	$50,000	2.81%	10.3

TBA Securities
As of September 30, 2012, and December 31, 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following table presents a summary of our long and short TBA positions as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012		As of December 31, 2011
Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase of TBA securities
Assets	$1,055,000	$3,495	$76,000	$669
Liabilities	—	—	—	—
Sale of TBA securities
Assets	(164,848)	6,928	—	—
Liabilities	(779,146)	(4,885)	(177,000)	(1,935)
Total, net	$111,006	$5,538	$(101,000)	$(1,266)
Linked Transactions
Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and are reported on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency securities, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized gain (loss) and net interest income on Linked Transactions, net, a component of other gain (loss), net in our consolidated statements of operations.
The following table presents the non-agency securities and repurchase agreements underlying our Linked Transactions as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Linked non-agency securities (1)	$—	$50,193
Linked repurchase agreements	—	(36,554)
Accrued interest (payable) receivable, net	—	32
Linked Transactions, at fair value	$—	$13,671
————

(1)
See Note 5 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions and Note 6 - Repurchase Agreements for a description of the repurchase agreements within Linked Transactions.

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011(in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Coupon interest income	$—	$302	$105
Discount accretion	—	590	91
Interest expense	—	(183)	(40)
Unrealized gain (loss), net	—	2,675	(969)
Unrealized gain (loss) and net interest income on Linked Transactions, net	$—	$3,384	$(813)
Additionally, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $347.4 million and $50.2 million as of September 30, 2012 and

December 31, 2011, respectively. The borrowed securities were collateralized by cash payments of $344.1 million and $50.6 million as of September 30, 2012 and December 31, 2011, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. The change in fair value of the borrowed securities is recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
We had agency securities with fair values of $71.6 million and $4.1 million and restricted cash and cash equivalents of $11.7 million and $3.1 million pledged as collateral against our interest rate swaps as of September 30, 2012 and December 31, 2011, respectively.
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

The following tables present our financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,337,238	$—	$6,337,238
Non-agency securities	—	479,118	73,669	552,787
Derivative assets	—	15,030	—	15,030
Total financial assets	$—	$6,831,386	$73,669	$6,905,055

Liabilities
Derivative liabilities	$—	$76,437	$—	$76,437
Obligation to return securities borrowed under repurchase agreements	347,367	—	—	347,367
Total financial liabilities	$347,367	$76,437	$—	$423,804

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,740,091	$—	$1,740,091
Non-agency securities	—	19,592	5,969	25,561
Linked transactions	—	11,925	1,746	13,671
Derivative assets	—	1,845	—	1,845
Total financial assets	$—	$1,773,453	$7,715	$1,781,168

Liabilities
Derivative liabilities	$—	$5,669	$—	$5,669
Obligation to return securities borrowed under repurchase agreements	50,154	—	—	50,154
Total financial liabilities	$50,154	$5,669	$—	$55,823

There were no transfers between hierarchy levels during the nine months ended September 30, 2012. The following table presents a summary of the changes in fair value for the three and nine months ended September 30, 2012 of Level 3 assets carried at fair value as of September 30, 2012 (dollars in thousands):

	For the Three Months Ended September 30, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of June 30, 2012	$33,362	$—	$33,362

Unrealized gain	8,177	—	8,177
Unrealized loss	—	—	—
Total unrealized gain, net (1)	8,177	—	8,177

Purchases of securities	36,645	—	36,645
Principal repayments on securities	(5,382)	—	(5,382)
Discount accretion	867	—	867
Balance as of September 30, 2012	$73,669	$—	$73,669

	For the Nine Months Ended September 30, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	9,479	827	10,306
Unrealized loss	(723)	—	(723)
Total unrealized gain, net (1)	8,756	827	9,583

Purchases of securities	56,124	—	56,124
Principal repayments on securities	(6,744)	(291)	(7,035)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings underlying Linked Transactions	—	5,445	5,445
Discount accretion	1,671	159	1,830
Accrued interest on Linked Transactions	—	7	7
Balance as of September 30, 2012	$73,669	$—	$73,669
——————
(1) Unrealized gains and losses on non-agency securities are included in the consolidated statements of operations in the line item unrealized gain (loss) on non-agency securities, net and unrealized gains and losses on Linked Transactions are included on the consolidated statements of operations in the line item unrealized gain and net interest income on Linked Transactions, net.
Our agency securities and Prime, Alt-A and Option-ARM non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency securities and prime, Alt-A and Option-ARM non-agency securities are classified as Level 2 in the fair value hierarchy. While our Subprime non-agency securities are valued using the same process with similar inputs, a significant amount of inputs have been determined to be unobservable due to relatively low levels of market activity and a wider range of external fair value estimates. Accordingly, our Subprime non-agency securities are classified as Level 3 in the fair value hierarchy.
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our Subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 non-agency security fair values totaling $73.7 million as of September 30, 2012:

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default percentage	63%	69%	71%
Loss severity	48%	66%	72%
Discount rate	4.2%	6.1%	8.2%
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
Note 9. Stockholders’ Equity
Equity Offerings
During the nine months ended September 30, 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
March 2012 (3)	$21.55	13,600	$292,797
May 2012	$22.74	12,650	$287,176
——————
(1) Price received per share is net of underwriters' discount, if applicable.
(2) Net Proceeds are net of any underwriters' discount and other offering costs.
(3) Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.
Dividends
During the nine months ended September 30, 2012, we declared dividends of $2.70 per share.

Note 10. Subsequent Events

In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

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
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to, among other things, distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities ("MBS") at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Federal Reserve plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Federal Reserve's purchases will likely be concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). We expect that the combined total purchases of agency MBS by the Federal Reserve will be $65 billion to $75 billion per month, which will likely be more than 50% of the average gross agency MBS new issue volume during the fourth quarter of 2012. As of September 30, 2012, prices across the agency MBS spectrum had generally increased following the Federal Reserve's QE3 announcement, with the lowest coupon, 30-year and 15-year fixed-rate agency MBS outperforming higher coupon agency MBS. The table below summarizes interest rates and prices of generic fixed-rate agency MBS for the nine months ended September 30, 2012.

Interest Rate/Security (1)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2012 Versus June 30, 2012	September 30, 2012 Versus December 31, 2011
LIBOR:
1-Month	0.21%	0.25%	0.24%	0.30%	(0.04)	(0.09)
3-Month	0.36%	0.46%	0.47%	0.58%	(0.10)	(0.22)
U.S. Treasury Securities:
2-Year U.S. Treasury	0.23%	0.30%	0.33%	0.24%	(0.07)	(0.01)
5-Year U.S. Treasury	0.63%	0.72%	1.04%	0.83%	(0.09)	(0.2)
10-Year U.S. Treasury	1.63%	1.65%	2.21%	1.88%	(0.02)	(0.25)
Interest Rate Swap Rates:
2-Year Swap Rate	0.37%	0.55%	0.58%	0.73%	(0.18)	(0.36)
5-Year Swap Rate	0.76%	0.97%	1.27%	1.22%	(0.21)	(0.46)
10-Year Swap Rate	1.70%	1.78%	2.29%	2.03%	(0.08)	(0.33)
30-Year Fixed Rate MBS Price:
3.5%	$107.25	$105.11	$102.72	$102.88	$2.14	$4.37
4.0%	$107.75	$106.44	$104.86	$105.03	$1.31	$2.72
4.5%	$108.25	$107.28	$106.38	$106.42	$0.97	$1.83
15-Year Fixed Rate MBS Price:
2.5%	$105.13	$103.09	$101.42	$101.34	$2.04	$3.79
3.0%	$106.00	$104.77	$103.56	$103.28	$1.23	$2.72
3.5%	$106.41	$105.66	$104.92	$104.58	$0.75	$1.83
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency MBS securities will be lower than yields would have been absent QE3 and that refinancing volumes will be higher than volumes would have been absent QE3. Since returns on agency MBS are highly sensitive to prepayment speeds, we have positioned our investment portfolio towards agency MBS that we believe have favorable prepayment attributes. As of September 30, 2012, 73% of our fixed-rate agency investment portfolio was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to $150,000) and loans originated under the U.S. Government sponsored Home Affordable Refinance Program ("HARP") (pools backed by 100% refinance loans with original loan-to-values of ≥ 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our agency portfolio as of September 30, 2012 was primarily comprised of low coupon, new issuance fixed-rate agency securities. (See Financial Condition below for further details of our portfolio composition as of September 30, 2012).

The following table illustrates the impact of favorable prepayment characteristics on constant prepayment rates (“CPR”), comparing the actual annualized monthly CPR for our agency portfolio to the Fannie Mae 2011 30-year 4.0% fixed-rate TBA for the nine months ended September 30, 2012.

Annualized Monthly Actual Constant Prepayment Rates	January 2012	February 2012	March 2012	April 2012	May 2012	June 2012	July 2012	August 2012	September 2012
Agency securities (1)	4%	6%	7%	5%	5%	5%	7%	8%	7%
Fannie Mae 2011 30-year 4.0% fixed rate universe (2)	11%	13%	19%	21%	14%	15%	21%	29%	35%
_______________________

(1)	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan
The non-agency market environment showed significant signs of improvement with broad market participation during the nine months ended September 30, 2012, as compared to the end of 2011. However, trading volumes remain below those experienced during the first half of 2011, and non-agency security liquidity remains a concern. While market sentiment concerning the general housing market has improved, we believe that any housing recovery will be uneven across the country and are cognizant that other events, such as additional U.S. regulatory actions or further economic weakness in Europe, could have a material negative impact on the market for non-agency securities. As such, we will continue our selective approach to increasing our non-agency portfolio.
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
FINANCIAL CONDITION
The following analysis of our financial condition should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 (dollars in thousands, except per share amounts):

	September 30, 2012	December 31, 2011
Balance Sheet Data:
Total assets	$7,546,299	$2,170,322
Repurchase agreements	$6,117,783	$1,706,281
Total liabilities	$6,631,959	$1,961,521
Total stockholders’ equity	$914,340	$208,801
Net asset value per common share (1)	$25.21	$20.87
————————

(1)	Net asset value per common share was calculated by dividing our total stockholders' equity by the number of our common shares outstanding.

The following tables summarize certain characteristics of our investment portfolio by issuer and investment category as of September 30, 2012 and December 31, 2011(dollars in thousands):

	As of September 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,376,865	$5,224,646	$4,970,551	3.45%	2.40%
Freddie Mac	960,373	933,781	885,768	3.60%	2.61%
Agency total / weighted average	6,337,238	6,158,427	5,856,319	3.47%	2.43%
Non-agency securities (2)	552,787	517,896	879,042	1.81%	7.24%
Total / weighted average	$6,890,025	$6,676,323	$6,735,361	3.26%	2.80%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$1,316,275	$1,305,135	$1,240,435	3.95%	2.85%
Freddie Mac	423,816	421,139	396,625	4.19%	2.91%
Agency total / weighted average	1,740,091	1,726,274	1,637,060	4.01%	2.87%
Non-agency securities	25,561	25,994	47,151	2.63%	8.10%
Total / weighted average	1,765,652	1,752,268	1,684,211	3.97%	2.94%
Non-agency securities underlying Linked Transactions	50,193	52,050	88,671	1.94%	7.08%
Adjusted total / weighted average	$1,815,845	$1,804,318	$1,772,882	3.87%	3.06%

————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 12.7% and 11.5% as of September 30, 2012 and December 31, 2011 based on forward rates. For non-agency securities, the weighted average yield incorporates expected credit losses.

(2)	As of September 30, 2012, there are no non-agency securities accounted for as Linked Transactions.
The following tables summarize certain characteristics of our agency securities portfolio as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,869,072	$1,808,871	$1,709,347	3.74%	2.74%	10%
Lower Loan Balance (2)	2,781,484	2,699,337	2,553,883	3.69%	2.59%	11%
Other	1,686,682	1,650,220	1,593,088	2.84%	1.84%	18%
Total	$6,337,238	$6,158,428	$5,856,318	3.47%	2.43%	13%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$538,146	$532,847	$499,893	4.45%	3.22%	12%
Lower Loan Balance (2)	802,579	795,894	755,632	3.83%	2.69%	10%
Other	399,366	397,533	381,535	3.79%	2.74%	13%
Total	$1,740,091	$1,726,274	$1,637,060	4.01%	2.87%	11%
————————

(1)	Home Affordable Refinance Program ("HARP") securities are defined as 100% refinance loans with original LTVs greater than or equal to 80%.

(2)	Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150 thousand.

The following tables summarize certain characteristics of our agency securities portfolio by term and coupon as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$1,152,375	$1,129,512	$1,095,785	1.55%	18%
3.0%	280,276	272,157	262,412	2.10%	12%
3.5%	364,331	352,713	337,985	2.30%	15%
4.0%	340,223	334,249	312,906	2.03%	16%
4.5%	23,339	22,698	21,220	2.60%	14%
Total	$2,160,544	$2,111,329	$2,030,308	1.83%	16%
20-Year
3.5%	$88,676	$85,527	$82,120	2.53%	14%
4.0%	9,779	9,441	9,038	2.54%	21%
5.0%	4,252	4,310	3,917	2.40%	17%
Total	$102,707	$99,278	$95,075	2.52%	14%
30-Year
3.5%	$2,352,965	$2,288,639	$2,178,590	2.68%	10%
4.0%	1,539,826	1,485,615	1,390,355	2.82%	11%
4.5%	129,042	123,311	115,431	3.20%	12%
5.0%	52,154	50,256	46,559	3.04%	17%
Total	$4,073,987	$3,947,821	$3,730,935	2.75%	11%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
3.0%	$53,265	$53,082	$51,448	2.35%	8%
3.5%	345,563	342,475	327,883	2.50%	10%
4.0%	245,936	244,080	230,404	2.48%	13%
4.5%	25,654	25,524	23,735	2.64%	12%
Total	$670,418	$665,161	$633,470	2.48%	11%
20-Year
3.5%	$187,075	$186,333	$180,216	2.78%	8%
4.0%	61,133	60,679	58,001	2.24%	26%
5.0%	54,421	54,427	50,174	2.95%	15%
Total	$302,629	$301,439	$288,391	2.70%	13%
30-Year
4.0%	318,918	316,231	301,996	3.21%	10%
4.5%	328,106	324,686	303,853	3.33%	11%
5.0%	120,020	118,757	109,350	3.25%	16%
Total	$767,044	$759,674	$715,199	3.27%	11%
Actual maturities of agency MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities can range up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans.
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio is 12.7% and 11.5% as of September 30, 2012 and December 31, 2011, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 6.0 years and 5.9 years as of September 30, 2012 and December 31, 2011, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.2% of par value as of September 30, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Greater than one year and less than or equal to three years	$—	$—	—%	$55,582	$55,260	2.17%
Greater than three years and less than or equal to five years	2,366,106	2,308,621	1.92%	425,251	422,406	2.49%
Greater than five years and less than or equal to 10 years	3,949,518	3,828,590	2.74%	1,259,258	1,248,608	3.02%
Greater than 10 years	21,614	21,216	2.75%	—	—	—%
Total / weighted average	$6,337,238	$6,158,427	2.43%	$1,740,091	$1,726,274	2.87%

Non-agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors. The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, by their estimated weighted average life classifications as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Yield
Less than or equal to five years	$77,542	$74,166	6.46%	$12,394	$12,423	6.25%
Greater than five years and less than or equal to seven years	248,776	233,890	6.75%	63,360	65,621	7.64%
Greater than seven years	226,469	209,839	8.07%	—	—	—%
Total/ weighted average (1)	$552,787	$517,895	7.24%	$75,754	$78,044	7.42%
————————

(1)
The fair value of non-agency securities as of December 31, 2011 includes $50.2 million of non-agency securities that are stated net of $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked Transactions, at fair value of $13.7 million.

Our non-agency securities are subject to risk of loss with regard to principal and interest payments and as of September 30, 2012 and December 31, 2011 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our non-agency securities (including non-agency securities underlying Linked Transactions) had weighted average credit enhancements of 7% and 14% as of September 30, 2012 and December 31, 2011, respectively. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV's") of 73% and 71% as of September 30, 2012 and December 31, 2011, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTV's are calculated based on the original home values, we believe that current market-based LTV's would be significantly higher. Additionally, 24% and 25% of the mortgages underlying these securities as of September 30, 2012 and December 31, 2011, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts.
As of September 30, 2012 and December 31, 2011, we had repurchase agreements with 26 and 22 financial institutions, respectively. In addition, less than 7% and 6% of our equity at risk was with any one counterparty, with the top five counterparties representing less than 23% and 21% of our equity at risk as of September 30, 2012 and December 31, 2011, respectively. The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$304,154	0.68%	19	$77,073	0.40%	10
31 - 60 days	725,974	0.56%	22	346,201	0.43%	19
61 - 90 days	1,218,770	0.45%	42	372,217	0.39%	31
91 - 180 days	2,882,307	0.51%	55	774,594	0.34%	37
Greater than 180 days	986,578	0.51%	134	136,196	0.48%	209
Total / Weighted Average	$6,117,783	0.51%	60	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$—			$9,509	2.04%	14
31 - 60 days	—			13,397	1.98%	8
61 - 90 days	—			2,857	2.36%	18
91 - 180 days	—			10,791	2.07%	47
Total / Weighted Average	$—			$36,554	2.05%	22
As of September 30, 2012 and December 31, 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

September 30, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,048)	0.81%	0.47%	2.5
Greater than 3 years and less than 5 years	940,000	(30,889)	1.32%	0.47%	4.4
Greater than 5 years and less than 7 years	875,000	(18,500)	1.30%	0.42%	6.1
Greater than 7 years	575,000	(16,115)	1.90%	0.46%	9.7
Total / Weighted Average	$2,940,000	$(71,552)	1.33%	0.45%	5.6

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total / Weighted Average	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes swaps with an aggregate notional of $325.0 million with deferred start dates ranging from two to three months from September 30, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.

The following table presents certain information about our interest rate swaption agreements as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Option			Underlying Swap
	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
As of September 30, 2012	$9,455	$4,607	1.8	$500,000	3.43%	8.5
As of December 31, 2011	$884	$828	0.8	$50,000	2.81%	10.3

RESULTS OF OPERATIONS
The following analysis of our results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our consolidated statement of operations for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011(dollars in thousands, except per share amounts):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Interest income:
Agency securities	$37,311	$82,938	$4,039
Non-agency securities (1)	6,949	12,518	65
Other	95	196	24
Interest expense	(7,329)	(13,779)	(383)
Net interest income	37,026	81,873	3,745

Other gains (losses):
Realized gain on agency securities, net	23,566	46,633	2,392
Realized gain on non-agency securities, net	952	952	—
Realized loss on periodic settlements of interest rate swaps, net	(6,855)	(11,711)	(577)
Realized loss on other derivatives and securities, net	(29,132)	(45,957)	(3,342)
Unrealized gain on agency securities, net	95,477	164,994	1,970
Unrealized gain (loss) on non-agency securities, net	33,118	34,506	(747)
Unrealized gain (loss) and net interest income on Linked Transactions, net	—	3,384	(813)
Unrealized gain (loss) on other derivatives and securities, net	(3,118)	(64,300)	819
Total other gain (loss), net	114,008	128,501	(298)

Expenses:
Management fees	2,945	6,633	431
General and administrative expenses	1,415	3,509	550
Total expenses	4,360	10,142	981

Income before excise tax	146,674	200,232	2,466
Excise tax	432	441	—
Net income	$146,242	$199,791	$2,466

Net income per common share—basic and diluted	$4.03	$7.86	$0.25
————————

(1)
Interest income from non-agency securities of $12.5 million for the nine months ended September 30, 2012 excludes $0.9 million related to Linked Transactions, which is included in unrealized loss and net interest income on Linked Transactions, net on the consolidated statement of operations. Interest income from non-agency securities of $0.1 million from the commencement of operations on August 9, 2011 through September 30, 2011 excludes $0.2 million related to Linked Transactions, which is included in unrealized loss and net interest income on Linked Transactions, net on the consolidated statement of operations.

The table below presents the weighted average yield and coupon for our agency and non-agency securities for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011:

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012		For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
	Yield	Coupon	Yield	Coupon	Yield	Coupon
Agency securities	2.48%	3.50%	2.66%	3.59%	2.80%	3.94%
Non-agency securities	6.95%	1.74%	7.12%	1.61%	6.41%	2.44%
Total	2.76%	3.32%	2.91%	3.40%	2.86%	3.86%
We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 12.7% as of September 30, 2012 compared to 10.0% as of September 30, 2011. The actual CPR realized for individual agency securities in our investment portfolio was approximately 6.7% for the three months ended September 30, 2012 and 4.0% from the commencement of operations on August 9, 2011 through September 30, 2011.
Interest income from our agency securities is net of premium amortization expense of $12.8 million and $23.8 million for the three and nine months ended September 30, 2012, respectively, and $1.3 million from the commencement of operations on August 9, 2011 through September 30, 2011. As of September 30, 2012 and December 31, 2011, the amortized cost basis of our agency investments was 105.2% and 105.4% of par value, and the net unamortized premium balance of our aggregate agency portfolio was $302.1 million and $89.2 million, respectively.
Interest income from our non-agency securities includes discount accretion of $4.1 million and $8.4 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million from the commencement of operations on August 9, 2011 through September 30, 2011.
Leverage
Our leverage was 6.7x and 8.2x our stockholders’ equity as of September 30, 2012 and December 31, 2011, respectively. When adjusted for the net payables and receivables for unsettled securities and repurchase agreements underlying Linked Transactions, our leverage ratio was 6.6x and 8.0x our stockholders’ equity as of September 30, 2012 and December 31, 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.

The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended September 30, 2012, June 30, 2012, March, 31, 2012 and December 31, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.50%	0.51%	6.9x	6.7x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.46%	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.39%	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.40%	0.42%	7.5x	8.2x	8.0x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

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

Our leverage included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2012, we had a net long TBA position of $111.0 million notional value and at risk leverage of 6.8x, net of unsettled securities.
Interest Expense and Cost of Funds
Interest expense of $7.3 million and $13.8 million for the three and nine months ended September 30, 2012, respectively, and $0.4 million from the commencement of operations on August 9, 2011 through September 30, 2011 was comprised of interest expense on our repurchase agreements. In addition, we recorded $6.9 million and $11.7 million of expense related to our interest rate swaps for the three and nine months ended September 30, 2012, respectively, and $0.6 million from the commencement of operations on August 9, 2011 through September 30, 2011 which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.
For the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011, our average repurchase agreement balance outstanding including repurchase agreements underlying Linked Transactions was $5.8 billion, $4.0 billion and $942.3 million, respectively, with an average interest rate of 0.50%, 0.44% and 0.31%, respectively. Including the net impact of interest rate swaps, the cost of funds for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011 was 0.96%, 0.86% and 0.73%, respectively.

Realized Gain on Securities, Net
The following table is a summary of our net realized gains and losses on securities for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Proceeds from agency securities sold	$1,266,425	$2,639,053	$308,897
Increase (decrease) in receivable for agency securities sold	(328,216)	(165,241)	110,127
Less agency securities sold, at cost	(914,643)	(2,427,179)	(416,632)
Net realized gains on sale of agency securities	$23,566	$46,633	$2,392

Gross realized gains on sale of agency securities	$31,223	$54,309	$2,481
Gross realized losses on sale of agency securities	(7,657)	(7,676)	(89)
Net realized gains on sale of agency securities	$23,566	$46,633	$2,392

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

Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, for the three and nine months ended September 30, 2012 and from the commencement of operations on August 9, 2011 through September 30, 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Realized loss on periodic settlements of interest rate swaps, net	$(6,855)	$(11,711)	$(577)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(18,430)	$(18,430)	$—
Interest rate swaptions	(1,454)	(1,725)	—
TBA securities	(2,903)	(19,250)	(1,844)
U.S Treasury securities sold short	(6,567)	(6,497)	—
U.S Treasury securities	222	(55)	(1,498)
Total realized loss on other derivatives and securities, net	$(29,132)	$(45,957)	$(3,342)
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$7,598	$6,848	$521
Interest rate swaps	(8,996)	(62,586)	336
Interest rate swaptions	137	(4,792)
U.S Treasury securities sold short	(1,857)	(3,770)	(38)
Total unrealized gain (loss) on other derivatives and securities, net	$(3,118)	$(64,300)	$819
Unrealized gain (loss) and net interest income on Linked Transactions, net
Unrealized gain (loss) on Linked Transactions	$—	$2,675	$(969)
Interest income on non-agency securities within Linked Transactions	—	892	196
Interest expense on repurchase agreements underlying Linked Transactions	—	(183)	(40)
Total unrealized gain (loss) and net interest income on Linked Transactions, net	$—	$3,384	$(813)

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $2.9 million and $6.6 million for the three and nine months ended September 30, 2012, respectively, and $0.4 million from the commencement of operations on August 9, 2011 through September 30, 2011.
General and administrative expenses were $1.4 million and $3.5 million for the three and nine months ended September 30, 2012, respectively, and $0.6 million from the commencement of operations on August 9, 2011 through September 30, 2011. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.0% and 2.3% for the three and nine months ended September 30, 2012, respectively, and 3.4% from the commencement of operations on August 9, 2011 through September 30, 2011.

Dividends and Income Taxes

We had estimated taxable income of $48.1 million and $91.3 million (or $1.33 and $3.59 per common share) for the three and nine months ended September 30, 2012, respectively, and $12.4 million (or $1.24 per common share) for the period from the commencement of operations on August 9, 2011 through September 30, 2011.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2012 and for the period from the commencement of operations on August 9, 2011 through September 30, 2011.

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Net income	$146,242	$199,791	$19,669
Book to tax differences:
Unrealized (gains) and losses, net
Agency securities	(95,477)	(164,994)	(13,817)
Non-agency securities	(33,118)	(34,506)	433
Non-agency securities underlying Linked Transactions	—	(2,676)	1,858
Derivatives and other securities	3,118	64,300	2,405
Premium amortization, net	4,104	7,045	1,340
Realized (gains) losses, net	22,846	21,919	486
Other	373	416	54
Total book to tax difference	(98,154)	(108,496)	(7,241)
Estimated taxable income	$48,088	$91,295	$12,428

Weighted average number of common shares outstanding - basic and diluted	36,262	25,411	10,006

Net estimated taxable income per common share	$1.33	$3.59	$1.24
We declared dividends of $0.90 and $2.70 per share for the three and nine months ended September 30, 2012, respectively, and $0.20 per share for the period from the commencement of operations on August 9, 2011 through September 30, 2011. As of September 30, 2012, we have distributed all of our taxable income for the 2011 tax year. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2012 and 2013, subject to the spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. As of September 30, 2012, we had an estimated $19.4 million (or $0.54 per share) of undistributed taxable income related to our 2012 tax year, net of the dividend payable as of September 30, 2012 of $32.6 million.

Other Data

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Average agency securities, at cost	$6,011,801	$4,157,117	991,237
Average agency securities, at par	$5,726,255	$3,968,074	937,043

Average non-agency securities, at cost	$399,704	$250,984	28,020
Average non-agency securities, at par	$664,628	$412,127	46,406

Average total assets, at fair value	$7,527,346	$5,007,216	1,227,849
Average repurchase agreements	$5,834,747	$3,993,233	942,335
Average stockholders' equity	$851,093	$585,155	199,229

Average coupon (1)	3.32%	3.40%	4.13%
Average asset yield (2)	2.76%	2.91%	2.83%
Average cost of funds (3)	0.96%	0.86%	0.73%
Average net interest rate spread (4)	1.80%	2.05%	2.13%
Annualized economic return on equity	72.4%	45.0%	8.11%
Leverage (average during the period) (5)	6.9x	6.8x	4.7x
Leverage (as of period end) (6)	6.6x	6.6x	7.8x
Expenses % of average total assets	0.23%	0.27%	0.55%
Expenses % of average stockholders' equity	2.03%	2.31%	3.39%
Dividends declared per common share	$0.90	$2.70	$0.20
Net return on average stockholders' equity	68.2%	45.5%	8.50%
————————

(1)	Weighted average coupon for the period was calculated by dividing the Company's total stated coupon on securities by the Company's daily weighted average securities held.

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

The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012	For the Period from August 9, 2011 (date operations commenced) through September 30, 2011
Interest income:
Agency securities	$37,311	$82,938	$4,039
Non-agency securities and other	7,044	12,714	89
Interest expense	(7,329)	(13,779)	(383)
Net interest income	37,026	81,873	3,745
Net interest income on non-agency securities underlying Linked Transactions	—	708	156
Realized loss on periodic settlements of interest rate swaps, net	(6,855)	(11,711)	(577)
Adjusted net interest income	30,171	70,870	3,324
Operating expenses	(4,360)	(10,142)	(981)
Net spread income	$25,811	$60,728	$2,343

Weighted average number of common shares outstanding - basic and diluted	36,262	25,411	10,006

Net spread income per common share – basic and diluted	$0.71	$2.39	$0.23

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
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Common Stock Offerings
During the nine months ended September 30, 2012, we completed two follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share data):

Offering Date	Share Price	Number of Shares	Proceeds, Net of Offering Costs
March 2012 (1)	$21.55	13,600	$292,797
May 2012	$22.74	12,650	$287,176
——————
(1) Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 6.6x and 8.0x the amount of our stockholders’ equity as of September 30, 2012 and December 31, 2011, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. As of September 30, 2012, we have master repurchase agreements with 26 financial institutions, which are described below. As of September 30, 2012, borrowings under repurchase arrangements secured by agency and non-agency securities totaled $5.9 billion and $251.3 million, respectively, with weighted average remaining days to maturity of 60 and 39, respectively. As of September 30, 2012, we did not have an amount at risk with any counterparty greater than 7% of our equity, with exposure to our top five counterparties representing less than 23% of our equity. The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2012. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2012.

	As of September 30, 2012
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	15	62%
Asia	5	15%
Europe	6	23%
Total	26	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities held as collateral as of September 30, 2012, were 5% and 28%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended September 30, 2012.
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
As of September 30, 2012, we have met all margin requirements. We had unrestricted cash and cash equivalents of $156.3 million and unpledged securities of $302.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2012.
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
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2012 and the related activity for the period ended September 30, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2012, approximately 96% of our agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when rates rise and decrease when rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio by more than what is measured by duration alone.

We estimate the duration and convexity of our portfolio using both a third-party risk management system and market data.
We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency securities prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.

The following table quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve and includes the impact of both duration and convexity.

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of
September 30, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 basis points	(12.9)%	(0.6)%	(4.4)%
+50 basis points	(5.1)%	—%	(0.1)%
-50 basis points	—%	(0.5)%	(4.1)%
-100 basis points	(11.8)%	(1.4)%	(10.5)%
————————
(1)     Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of September 30,
2012. Includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.
(2)     Includes the effect of derivatives.
(3)    Estimated change in portfolio value expressed as a percent of the total market value of our investment portfolio as of September 30, 2012.

(4)	Estimated change in net asset value expressed as a percent of stockholders' equity as of September 30, 2012.
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
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of September 30, 2012, the fair value of these securities was $6.9 billion. When the market spread between the yield on our mortgage-backed securities and U.S. Treasury securities or swap rates widens, the value of our net assets could decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity changes in required rates of return on different assets, or changes in risk premiums associated with different types of assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are mortgage-backed securities and cash.  As of September 30, 2012, we had unrestricted cash and cash equivalents of $156.3 million and unpledged securities of $302.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our investment portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended September 30, 2012.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, we had no legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as described below.

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

Purchases and sales of agency securities by the Federal Reserve may adversely affect the price and return associated with agency mortgage-backed securities

On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency MBS at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. While we cannot predict the impact of this programs or any future actions by the Federal Reserve on the prices and liquidity of agency MBS, we expect that during periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on agency MBS may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of agency MBS or if they decide to sell some or all of their holdings of agency MBS, the pricing of our agency MBS portfolio may be adversely affected.
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

American Capital Mortgage Investment Corp.

Date:	November 9, 2012	By:	/s/ MALON WILKUS
Malon Wilkus Chief Executive Officer and Chair of the Board