Form 10-K
period 2012-12-31
American Capital Mortgage Investment Corp.
filed 2013-02-26
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑.        No ☐.

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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☑

As of June 30, 2012, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $859,699,484 based upon the closing price of the Registrant's common stock of $23.85 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2013 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

As of February 19, 2013, there were 58,971,999 shares of the Registrant's common stock outstanding.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
2012 ANNUAL REPORT ON FORM 10K

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
We believe that the residential mortgage market will continue to undergo dramatic change in the coming years and we expect our target asset allocation to evolve as opportunities emerge and the government, through the GSEs and the Federal Housing Administration ("FHA"), modifies its involvement in the U.S. housing finance market. Depending on the pace of regulatory reform, the wind down and run-off of the GSE portfolios, the GSEs' level of participation in new securitizations and other factors affecting the housing market, we expect our allocation of equity capital to agency mortgage investments to eventually range from approximately 75% to 25%, with an allocation of approximately 25% to 75% to non-agency mortgage investments and other mortgage-related investments.
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
Agency Mortgage Investments

•
Residential mortgage pass-through certificates. Residential mortgage pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and principal on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from underlying collateral on a pro rata basis among certificate holders. The payment of principal and interest on these securities is guaranteed by Ginnie Mae or a GSE.

•
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

Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the size of the loan, the loan-to-value ratio of the mortgage, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of loans from our securities and, thus, the rate of prepayments. Generally, prepayments on agency securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
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
Agency securities are collateralized by pools of fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”) including hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.
Freddie Mac and Fannie Mae
We invest in Fannie Mae and Freddie Mac agency mortgage-backed securities. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission, and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed mortgage-backed securities for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
Ginnie Mae
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal of and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration, or FHA, or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae. At present, most Ginnie Mae certificates are backed by single-family mortgage loans.

Agency Debenture Securities
We may also invest in agency debenture securities, which consist of agency debentures issued by Freddie Mac, Fannie Mae, or the Federal Home Loan Banks ("FHLB"), a GSE. The agency debentures in which we may invest are not backed by collateral, but by the credit worthiness of the issuing GSE.
Non-Agency Mortgage Investments

•
Non-agency RMBS. Non-agency RMBS are securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. As such, non-agency RMBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency RMBS securities. We may purchase highly-rated instruments that benefit from credit enhancement or non investment grade instruments that absorb credit risk. We focus primarily on non-agency RMBS where the underlying mortgages are secured by residential properties within the United States. Non-agency RMBS are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans.

•
Prime mortgage loans. Prime mortgage loans are residential mortgage loans that generally conform to the underwriting guidelines of a U.S. Government agency or a GSE but that do not carry any credit guarantee from either a U.S. Government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except as to loan size.

•
Non-prime mortgage loans. Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. Government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. This category includes loans commonly referred to as Alt-A or as subprime. These loans may also include option-ARM loans, which contain a feature providing the borrower the option, within certain constraints, to make lesser payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances.

Other Mortgage-Related Investments

•
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

•
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

•
Mortgage-related derivatives. As part of our investment and risk management strategy, we may enter into derivative transactions as a method of enhancing our risk/return profile and/or hedging existing or emerging risks within our investment portfolio. These transactions may include, but are not limited to, buying or selling forward positions and credit default swaps. Our Manager's implementation of this strategy is based upon overall market conditions, the level of volatility in the mortgage market, size of our investment portfolio and our qualification as a REIT.

•
Other mortgage-related investments. Other mortgage-related investments include mortgage servicing rights, excess interest-only instruments and other investments that may arise as the mortgage market evolves.

Investment Methods
We purchase mortgage-backed securities either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also enter into arrangements with originators and intermediaries to source collateral for mortgage-backed securities.

We utilize to-be-announced forward contracts (“TBAs”) in order to invest in agency securities or to hedge our investments. Pursuant to these TBAs, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.
We may invest directly in non-agency residential mortgage loans (prime mortgage loans and non-prime mortgage loans) through direct purchases of loans from mortgage originators and through purchases of loans on the secondary market. We may also enter into purchase agreements with a number of loan originators and intermediaries, including mortgage bankers, commercial banks, savings and loan associates, home builders, credit unions and other mortgage conduits. Prior to investing directly in residential mortgage loans, we would be required to obtain certain state licensing and regulatory approval. We intend to invest primarily in mortgage loans secured by properties within the United States.
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
Our Financing Strategy
As part of our investment strategy, we prudently leverage our investment portfolio to increase potential returns to our stockholders. We may finance our investments, subject to market conditions, through a combination of financing arrangements, including, but not limited to, repurchase agreements, warehouse facilities, securitizations, term financing facilities and dollar roll transactions. We primarily finance our investments by entering into short-term master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 180 days, but may have maturities of fewer than 30 days or more than one year.

We have master repurchase agreements with 29 financial institutions as of December 31, 2012. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
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

We may finance the acquisition of agency mortgage-backed securities by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the “price drop”. The price drop is the economic equivalent of net interest carry income on the underlying agency mortgage-backed securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value based on these rate movements. We utilize certain hedging techniques to reduce the exposure of our net asset value (or book value) to changes in interest rates and to effectively lock in a portion of the spread between the interest we earn on our assets and the interest we pay on our financing costs. These hedging techniques may include interest rate swap agreements, interest rate swaptions, interest rate caps or floor contracts, futures or forward contracts, purchasing or selling short U.S. Treasury securities and other derivative instruments.

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

Each of the above risk management actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. However, there can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, credit or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS is subject to tax on income and gains.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC (formerly known as American Capital, LLC), which is a portfolio company of American Capital, a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $117 billion of total assets under management and eight offices in the United States and Europe as of December 31, 2012.
The sister company of our Manager is the external manager of American Capital Agency Corp. (NASDAQ: AGNC), a publicly-traded REIT that invests in agency mortgage investments (other than limited investments entered into for hedging purposes). In connection with the initial public offering of American Capital Agency Corp., American Capital committed not to sponsor an investment vehicle that invests predominantly in agency securities that represent undivided beneficial interests in a group or pool of one or more mortgages, or whole-pool agency securities, for so long as the current manager of American Capital Agency Corp. or another affiliate of American Capital serves as the manager of American Capital Agency Corp. Thus, our investment portfolio is expected to consist of assets that are not predominantly whole-pool agency securities for so long as we are managed by an affiliate of American Capital.
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
Malon Wilkus is our Chair and Chief Executive Officer and the Chief Executive Officer of our Manager and its parent company, American Capital Mortgage Management, LLC. Mr. Wilkus is also the Chair and Chief Executive Officer of American Capital Agency Corp. and the Chief Executive Officer of its manager, American Capital AGNC Management, LLC. In addition, Mr. Wilkus is the founder of American Capital, and has served as its Chief Executive Officer and Chairman of the

Board of Directors since 1986, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has also been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. Additionally, Mr. Wilkus is the Chief Executive Officer and President of American Capital Asset Management, LLC, which is the asset fund management portfolio company of American Capital. He has also served on the board of directors of over a dozen middle-market companies in various industries.

Gary Kain is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager, American Capital AGNC Management, LLC. Mr. Kain joined American Capital in January 2009 as a Senior Vice President and Managing Director and has served in various other roles with American Capital and its affiliates. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. Since joining Freddie Mac in 1988, Mr. Kain served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for its $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of Mortgage Portfolio Strategy at Freddie Mac.

John R. Erickson is our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, and Executive Vice President and Treasurer of our Manager and American Capital Mortgage Management, LLC. Mr. Erickson is also the Executive Vice President and Chief Financial Officer and a member of the board of directors of American Capital Agency Corp. and the Executive Vice President and Treasurer of its manager, American Capital AGNC Management, LLC. In addition, he is the Executive Vice President and Treasurer of American Capital Asset Management, LLC. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. From 1991 to 1998, Mr. Erickson was the Chief Financial Officer of Storage USA, Inc., a REIT formerly traded on the New York Stock Exchange (NYSE: SUS).

Samuel A. Flax is our Executive Vice President and Secretary and a member of our Board of Directors, and Executive Vice President, Chief Compliance Officer and Secretary of our Manager and American Capital Mortgage Management, LLC. Mr. Flax is also Executive Vice President and Secretary and a member of the board of directors of American Capital Agency Corp. and the Executive Vice President, Chief Compliance Officer and Secretary of its manager, American Capital AGNC Management, LLC. In addition, he is the Executive Vice President, Chief Compliance Officer and Secretary of American Capital Asset Management, LLC. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital, Ltd. since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised the company on corporate, securities and other legal matters and represented the company in many of its investment transactions.
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
Christopher Kuehl is a Senior Vice President of our Manager and also serves as our Senior Vice President, Agency Portfolio Investments. Mr. Kuehl is also a Senior Vice President, Agency Portfolio Investments of American Capital Agency

Corp. and Senior Vice President of its manager, American Capital AGNC Management, LLC. Prior to joining the parent company of our Manager, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac. In this capacity, Mr. Kuehl was responsible for directing Freddie Mac’s purchases, sales, and structuring activities and structuring activities for all MBS products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
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
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
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
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

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

•
We may be required to pay monetary penalties to the Internal Revenue Service, or IRS, in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "Requirements for Qualification-General."

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
Effect of Taxable Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, such entities generally are subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.
For determining compliance with the "Income Tests" and "Asset Tests" applicable to REITs described below, the gross income and assets of TRSs and other taxable subsidiaries are excluded. Instead, actual dividends paid to the REIT from such taxable subsidiaries, if any, are included in the REIT's gross income tests and the value of the REIT's net investment in such entities is included in the gross asset tests. Because the gross income and assets of a TRS or other taxable subsidiary corporations are excluded in determining compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, could be treated in our hands as non-real estate related or prohibited transactions. As of December 31, 2012 our TRS held no assets and has had no operations.

We jointly elected to treat our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC as a TRS.
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
We invest in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE. We expect that these agency pass-through certificates will be treated as interests in grantor trusts for federal income tax purposes. We will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans will be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, RMBS that are not issued or guaranteed by a U.S. Government agency or a GSE, and CMBS. We expect that our investments in CMOs, non-agency RMBS and CMBS will be treated as interests in real estate mortgage investment conduits (“REMICs”) for federal income tax purposes. In the case of CMOs, non-agency RMBS and CMBS treated as interests in a REMIC, such interests will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency mortgage investments, RMBS, CMBS, and other mortgage loans will be qualifying income for purposes of the REIT gross income tests. See below under "Asset Tests" for a discussion of the effect of such investments on our qualification as a REIT.
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
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under “Taxation of REITs in General,” even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
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

3.
We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of a TRS or QRS and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below.

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
We may purchase mortgage loans. Revenue Procedure 2011-16 discusses modifications of mortgage loans (or interests in mortgage loans) which are held by a REIT, if either (1) the modifications were occasioned by a default on the loan or (2) the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2011-16.
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
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable as a qualified dividend eligible for the maximum federal rate of 20% in the case of U.S. stockholders, provided that the shares have been held for more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9220.
We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.MTGE.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available on the SEC internet website at www.sec.gov.

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
Our Manager is authorized to follow very broad investment guidelines that may be amended from time-to-time. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.

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
Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Additionally, servicers can perform loan modifications, which could potentially be detrimental to the value of our securities. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of RMBS. If a servicer goes out of business the transfer of servicing takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the credit support of RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).
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
In certain instances, non-agency mortgage loans may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans in excess of the insured portion of the loans. The private mortgage insurance industry has been adversely affected by the housing market decline and this may limit an insurer's ability to perform on its insurance. Lastly, rescission and denial of mortgage insurance may affect our ability to collect on our insurance. If private mortgage insurers fail to remit insurance payments to us for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer's insolvency, we may experience a loss for the amount that was insured by such insurers, though we may maintain claims against the insurers.
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
Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected to the extent that we own agency mortgage investments.
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

Purchases and sales of agency securities by the Federal Reserve may adversely affect the price or return associated with agency mortgage-backed securities.

On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency MBS at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of agency MBS, we expect that during periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on agency MBS may be adversely affected. There is also a risk that the Federal Reserve may reduce their purchases of agency MBS or decide to sell some or all of their holdings of agency MBS, which could adversely affect the pricing of our agency MBS portfolio.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, residential mortgage-backed securities.
The U.S. Government, through the U.S. Federal Reserve, the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which for loans sold or guaranteed by the GSEs on or prior to May 31, 2009, allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments, with no current loan-to-value ratio upper limit and without requiring new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. Especially with non-agency securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage-backed securities that we may purchase.
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
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans and will impact the formation of new issuances of non-agency securities. The Dodd-Frank Act has also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which now oversees many of the core laws which regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.

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
Deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices, and a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has been reviewing foreclosure practices in their various jurisdictions. A number of mortgage servicers temporarily suspended foreclosure proceedings in some or all states in which they do business while they reviewed and made modifications to their foreclosure practices. Any extension of foreclosure timelines can increase the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in RMBS or residential whole loans, we expect our Manager to carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
Market conditions have disrupted the historical relationship between interest rate changes and prepayment trends, which make it more difficult for our Manager to analyze our investment portfolio.
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that we may own or that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial position and results of operations.
Continued adverse developments in the broader residential mortgage market may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2013 and beyond. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.
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
All of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
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
We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-related securities are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings. As a result, a decline in fair values of our mortgage-related securities could reduce both our earnings and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.
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
When we engage in a repurchase transaction, we initially transfer securities or loans to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 to 120 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the "haircut." As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
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
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash uninvested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly. Additionally, our counterparties can unilaterally choose to cease entering into any further repurchase transactions with us.
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
Increasing our exposure to the agency mortgage passthrough market in To Be Announced (TBA) securities could adversely affect our financing costs if the dollar roll market weakens.
Historically, we have financed the majority of our securities on balance sheet through the repurchase (repo) market. With the introduction of QE3, implied financing rates through the dollar roll market are significantly cheaper in certain coupons relative to repo financing rates. Given attractive mortgage roll financing, we may enter into and maintain a significantly larger TBA forward commitment position than has been typical in the past. In periods of high stress and poor liquidity, such as the crisis of 2008, dollar rolls can be negatively impacted by a lack of demand and available balance sheet. If, for example, the New York Federal Reserve abruptly stops the QE3 program in mortgage securities, implied financing levels may no longer be attractive and mortgages may underperform hedges. In the event a situation like this does occur, we may either take delivery or sell the TBA forward contracts.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency mortgage-backed securities. TBA contracts enable us to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.” The agency securities purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Under such conditions, it would generally be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Additionally, recent legislation and regulations, could limit certain market participants' abilities to make markets in certain securities, including non-agency securities. These rules have the potential to significantly reduce the liquidity within these markets, making it more difficult for us to sell such investments and may significantly impact the price volatility of the asset class.
Differences in timing of interest rate adjustments on adjustable-rate assets or the tenor of fixed rate assets we acquire and our borrowings may adversely affect our profitability.
Assets we acquire may have interest rates that vary over time based upon changes in an objective index, such as:

•	LIBOR, which is the interest rate that banks in London offer for deposits in London of U.S. dollars; or

•	the Treasury rate, which is a monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.
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
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which we expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.
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

•
the value of derivatives used for hedging are adjusted from time to time in accordance with GAAP to reflect changes in fair value, with downward adjustments, or "mark-to-market losses," reducing our stockholders' equity.

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
We may not be able to invest in mortgage loans if we do not obtain required licensing and regulator approval.
We intend to obtain the required licensing and regulator approval to allow us to be able to invest in mortgage loans. However, there is no guarantee that we will be able to do so in a timely manner to allow us to invest in mortgage loans.
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
Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Agency Corp., a publicly-traded REIT that invests exclusively in agency mortgage investments (other than for limited investments entered into for hedging purposes) and may compete with us for acquisitions of agency mortgage-related investments. American Capital Mortgage Management, LLC is a subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital. There are no restrictions on American Capital that would prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments.
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
The management agreement was originally negotiated between related parties, and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.
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
Neither we nor our Manager have any employees or separate facilities. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, the majority member of the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
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
Risks Related to Our Taxation as a REIT
If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We operate in a manner that allows us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the IRS as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below.

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
The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
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
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.
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
To the extent we invest in construction loans, we may fail to remain qualified as a REIT if the IRS successfully challenges our estimates of the fair market value of land improvements that will secure those loans.
We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property), which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not successfully challenge our estimate of the loan value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to remain qualified as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to remain qualified as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor and the IRS successfully challenges such loan's treatment as a real estate asset for purposes of the REIT asset and income tests, then we could fail to remain qualified as a REIT.
Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
To remain qualified as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell agency securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom

LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to remain qualified as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.
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
We intend to conduct our operations so that no asset that we own (or are treated as owning) at the REIT level will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
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
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool agency securities as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency securities. However, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat whole pool non-agency securities as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently intend to treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.
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
In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for shares of our common stock.
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
In order for us to remain qualified as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, and 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of all classes or series of our stock. The constructive ownership rules under the Internal Revenue Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or our capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations
Our common stock is listed on The NASDAQ Global Select Market under the symbol "MTGE". As of January 31, 2013, we had 26 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the period from August 9, 2011 (date operations commenced) through December 31, 2011 and for the fiscal year ended December 31, 2012.

	Sales Price		Dividends Declared
Period	High	Low
2012
Fourth Quarter	$25.90	$22.44	$0.90
Third Quarter	$26.56	$23.67	$0.90
Second Quarter	$23.95	$21.67	$0.90
First Quarter	$24.09	$18.73	$0.90

2011
Fourth Quarter	$18.99	$15.70	$0.80
Third Quarter	$19.69	$16.60	$0.20
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
The following table summarizes dividends declared for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 and their related tax characterization.

		Tax Characterization of Dividends
Year	Dividends Declared Per Share	Ordinary Income Per Share	Long-Term Capital Gains Per Share
2012	$3.60	$3.60	$—
2011	$1.00	$1.00	$—
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

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	12,000	$—	88,000
Equity compensation plans not approved by security holders	—	—	—
Total	12,000	$—	88,000
__________
(1) Represents unvested shares of restricted stock awarded to our independent directors.
Stock Repurchase Program

During the fourth quarter of 2012, our Board of Directors adopted a program that may provide for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. Our intent is to repurchase shares if the price of our common stock is less than our estimate of the current net book value of a share of common stock. In determining the amount for repurchases, our Board of Directors will also be guided by our cumulative net cash provided by operating activities, cumulative repurchases, cash on hand, debt service considerations, investment plans, forecasts of financial liquidity and economic conditions and operational issues. The repurchase program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The following table presents information with respect to purchases of our common stock made for the three months ended December 31, 2012, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 13-15, 2012	298	$22.76	298	N/A

(1) All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.
(2) In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013.

Performance Graph

The following graph compares a stockholder's cumulative total return, assuming $100 invested at August 3, 2011 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; and (iv) an index of selected issuers in our residential mortgage-related REIT Peer group, composed of Chimera Investment Corporatioin, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Pennymac Mortgage Investment Trust, Redwood Trust, Inc. and Two Harbors Investment Corp.

Example Total Return Performance

160
150
140
130
120
110
100
90
80
Index Value
08/03/11
08/31/11
09/30/11
10/31/11
11/30/11
12/31/11
01/31/12
02/29/12
03/31/12
04/30/12
05/31/12
06/30/12
07/31/12
08/31/12
09/30/12
10/31/12
11/30/12
12/31/12
Period Ending
American Capital Mortgage Investment Corp.
S&P 500
FTSE NAREIT Mortgage REITS
Peer Group

Date	American Capital Mortgage Investment Corp	S&P 500	FTSE NAREIT Mortgage REITs	Peer Group
8/3/2011	$100.00	$100.00	$100.00	$100.00
9/30/2011	$84.48	$87.92	$96.22	$87.32
12/31/2011	$99.32	$98.31	$100.03	$88.43
3/31/2012	$119.50	$110.68	$109.11	$103.07
6/30/2012	$135.95	$107.64	$118.42	$106.37
9/30/2012	$148.39	$114.47	$128.15	$122.16
12/31/2012	$144.36	$114.04	$119.92	$124.79

Item 6. Selected Financial Data.
The following selected financial data are derived from our audited financial statements as of December 31, 2012 and 2011 and for the year ended December 31, 2012 and the period from August 9, 2011 (date operations commenced) through December 31, 2011. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

	As of
	December 31, 2012	December 31, 2011
Balance sheet data:
Investment portfolio, at fair value	$7,048,445	$1,779,323
Total assets	$7,696,140	$2,170,322
Repurchase agreements	$6,245,791	$1,706,281
Total liabilities	$6,770,578	$1,961,521
Total stockholders' equity	$925,562	$208,801
Net asset value per common share	$25.74	$20.87

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Statement of operations data:
Interest income	$145,420	$16,414
Interest expense	(22,067)	(1,737)
Net interest income	123,353	14,677
Other gains (losses)	142,665	7,767
Expenses	(14,656)	(2,743)
Excise tax	(1,182)	(32)
Net income	$250,180	$19,669

Net income per common share - basic and diluted	$8.90	$1.97
Weighted average number of common shares outstanding - basic and diluted	28,100	10,006
Dividends declared per common share	$3.60	$1.00

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Average agency securities, at cost	$4,580,366	$1,372,057
Average agency securities, at par	$4,363,888	$1,295,991

Average non-agency securities, at cost	$341,167	$54,067
Average non-agency securities, at par	$566,446	$92,839

Average total assets, at fair value (1)	$5,587,865	$1,592,671
Average repurchase agreements	$4,490,364	$1,300,138
Average total liabilities (1)	$5,152,587	$1,542,705
Average stockholders' equity (1)	$660,695	$201,854

Average coupon (2)	3.34%	3.91%
Average asset yield (2)	2.97%	3.07%
Average cost of funds (2)	(0.91)%	(0.71)%
Average net interest rate spread	2.06%	2.36%
Annualized economic return on equity	40.58%	23.53%
Leverage (average during the period) (4)	6.8x	6.4x
Leverage (as of period end) (5)	6.7x	8.0x
Expenses % of average total assets	0.26%	0.43%
Expenses % of average stockholders' equity	2.22%	3.42%
Net return on average stockholders' equity	37.87%	24.53%
————————

(1)	Average total assets, total liabilities and stockholders' equity are monthly averages.

(2)	Weighted average coupon and asset yields include securities classified as Linked Transactions on the consolidated balance sheets.

(3)	Weighted average cost of funds include repurchase agreements underlying Linked Transactions and periodic settlements of interest rate swaps.

(4)
Leverage during the period was calculated by dividing the Company's daily weighted average repurchase agreements (including those related to Linked Transactions), for the period by the Company's average month-ended stockholders' equity for the period.

(5)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's repurchase agreements, amount outstanding under repurchase agreements recorded as Linked Transactions and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2012. Our MD&A is presented in five sections:

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
We operate so as to qualify to be taxed as a REIT under the Internal Revenue Code. As such, we are required to, among other things, distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders.
We are externally managed by an affiliate of American Capital and we do not have any employees.
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
The Federal Reserve's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The combined total purchases of agency MBS by the Federal Reserve have been approximately $70 billion per month during the fourth quarter of 2012, representing approximately half of the average monthly gross issuance of fixed-rate agency MBS over the quarter. Prices across the agency MBS spectrum initially increased following the Federal Reserve's QE3 announcement, with the lowest coupon 30-year and 15-year fixed-rate agency MBS outperforming higher coupon agency MBS. Although fixed-rate agency MBS prices have decreased during the fourth quarter of 2012, the prices as of December 31, 2012 generally remain above those seen prior to the announcement of QE3. During these periods, the lower coupon, fixed-rate agency MBS outperformed those with higher coupon securities. The table below summarizes interest rates and prices of generic fixed-rate agency MBS as of the end of each respective quarter.

Interest Rate/Security (1)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	December 31, 2012 Versus September 30, 2012	December 31, 2012 Versus December 31, 2011
LIBOR:
1-Month	0.21%	0.21%	0.25%	0.24%	0.30%	—%	(0.09)%
3-Month	0.31%	0.36%	0.46%	0.47%	0.58%	(0.05)%	(0.27)%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.25%	0.23%	0.30%	0.33%	0.24%	0.02%	0.01%
5-Year U.S. Treasury	0.72%	0.63%	0.72%	1.04%	0.83%	0.09%	(0.11)%
10-Year U.S. Treasury	1.76%	1.63%	1.65%	2.21%	1.88%	0.13%	(0.12)%
Interest Rate Swap Rates:
2-Year Swap Rate	0.39%	0.37%	0.55%	0.58%	0.73%	0.02%	(0.34)%
5-Year Swap Rate	0.86%	0.76%	0.97%	1.27%	1.22%	0.10%	(0.36)%
10-Year Swap Rate	1.84%	1.70%	1.78%	2.29%	2.03%	0.14%	(0.19)%
30-Year Fixed Rate MBS Price:
3.5%	$106.66	$107.25	$105.11	$102.72	$102.88	$(0.59)	$3.78
4.0%	$107.22	$107.75	$106.44	$104.86	$105.03	$(0.53)	$2.19
4.5%	$108.03	$108.25	$107.28	$106.38	$106.42	$(0.22)	$1.61
15-Year Fixed Rate MBS Price:
2.5%	$104.61	$105.13	$103.09	$101.42	$101.34	$(0.52)	$3.27
3.0%	$105.61	$106.00	$104.77	$103.56	$103.28	$(0.39)	$2.33
3.5%	$106.14	$106.41	$105.66	$104.92	$104.58	$(0.27)	$1.56
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency MBS securities will be lower than yields would have been absent QE3 and refinancing volumes will be higher than volumes would have been absent QE3. Since returns on agency MBS are highly sensitive to prepayment speeds, we have positioned our investment portfolio towards agency MBS that we believe have favorable prepayment attributes. As of December 31, 2012, 83% of our agency investment portfolio was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to $150,000) and loans originated under HARP (pools backed by 100% refinance loans with original loan-to-value ratios greater than or equal to 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our agency portfolio as of December 31, 2012 was primarily comprised of lower coupon, newer issuance, fixed-rate agency securities. (See Financial Condition below for further details of our portfolio composition as of December 31, 2012).

The following table summarizes recent prepayment trends for our portfolio and, for comparison, Fannie Mae 2011 30-
year 4.0% fixed-rate generic mortgage-backed securities for the year ended December 31, 2012.

2012	Agency Portfolio Actual CPR (1)	Fannie Mae 2011 30-year 4.0% Fixed Rate Universe (2)
January	4%	11%
February	6%	13%
March	7%	19%
April	5%	21%
May	5%	14%
June	5%	15%
July	7%	21%
August	8%	29%
September	7%	35%
October	7%	32%
November	6%	34%
December	6%	35%
_______________________

(1)	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan
The non-agency market environment showed significant signs of improvement with broad market participation during the year ended December 31, 2012 as compared to the end of 2011. While market sentiment concerning the general housing market has improved, we believe that any housing recovery will be uneven across the country and are cognizant that other events, such as additional U.S. regulatory actions or further economic weakness in Europe, could have a material negative impact on the market for non-agency securities. As such, we will continue our selective approach to increasing our non-agency portfolio. Additionally, the majority of recent non-agency transactions are limited to the population of legacy securities issued prior to 2009, as agency securitizations continue to provide funding for the large majority of recent residential lending. As such, our future growth in non-agency investments will depend on our ability to access non-agency investments other than legacy non-agency securities.
Summary of Critical Accounting Estimates

Our critical accounting estimates relate to the fair value of our investments and derivatives and the recognition of interest income. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

We have not designated any derivatives as hedging instruments and therefore all changes in fair value are reflected in income during the period in which they occur. We also have elected the option to account for all of our financial assets, including all mortgage-related investments, at fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

Fair Value of Investments in Mortgage-Backed Securities
We estimate the fair value of our mortgage-backed securities based on inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 7 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

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

The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager's judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

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

Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and credit risk. Our risk management objective is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps, TBAs, U.S. Treasury securities, and options to enter into interest rate swaps (“interest rate swaptions”). In the future, we may also use forward contracts for specified agency securities, U.S. Treasury futures contracts and put or call options on TBA securities. We may also invest in other types of mortgage derivatives, such as interest-only securities, credit default swaps and synthetic total return swaps.

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
FINANCIAL CONDITION
The table below presents our condensed consolidated balance sheets as of December 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	December 31, 2012	December 31, 2011
Balance Sheet Data:
Total investments	$7,048,445	$1,779,323
Total assets	$7,696,140	$2,170,322
Repurchase agreements	$6,245,791	$1,706,281
Total liabilities	$6,770,578	$1,961,521
Total stockholders’ equity	$925,562	$208,801
Net asset value per common share	$25.74	$20.87
We grew our total investment portfolio to $7.0 billion as of December 31, 2012, compared to $1.8 billion as of December 31, 2011 after the completion of two follow-on public offerings of shares of our common stock for net proceeds of $579.7 million. We also increased the percentage of our investment portfolio allocated to non-agency securities to 10% as of December 31, 2012 from 4% as of December 31, 2011. The following tables summarize certain characteristics of our investment portfolio by issuer and investment category as of December 31, 2012 and 2011(dollars in thousands):

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,325,187	$5,211,321	$4,939,592	3.40%	2.42%
Freddie Mac	1,041,855	1,018,449	965,074	3.57%	2.65%
Agency total	6,367,042	6,229,770	5,904,666	3.43%	2.46%
Non-agency securities (2)	681,403	616,707	1,045,891	1.70%	7.47%
Total	$7,048,445	$6,846,477	$6,950,557	3.17%	2.91%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$1,316,275	$1,305,135	$1,240,435	3.95%	2.85%
Freddie Mac	423,816	421,139	396,625	4.19%	2.91%
Agency total	1,740,091	1,726,274	1,637,060	4.01%	2.87%
Non-agency securities	25,561	25,994	47,151	2.63%	8.10%
Total	1,765,652	1,752,268	1,684,211	3.97%	2.94%
Non-agency securities underlying Linked Transactions	50,193	52,050	88,671	1.94%	7.08%
Adjusted total	$1,815,845	$1,804,318	$1,772,882	3.87%	3.06%

————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 9% and 11% as of December 31, 2012 and 2011, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

(2)	As of December 31, 2012, there are no non-agency securities accounted for as Linked Transactions.

Agency Investments
As detailed in the tables below, the weighted average agency security portfolio coupon, yield and projected CPR decreased from December 31, 2011 to December 31, 2012. These decreases resulted mainly from the combination of the market impact of QE3, which generally increased prices and lowered yields on agency securities, and our agency security portfolio shift towards lower coupon securities that have more favorable prepayment attributes.

The following tables summarize certain characteristics of our agency securities portfolio by term and coupon as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$1,172,193	$1,165,844	$1,119,368	1.59%	10%
3.0%	341,883	333,689	320,239	2.04%	10%
3.5%	348,478	338,364	324,261	2.36%	13%
4.0%	324,555	319,339	299,077	2.14%	14%
4.5%	21,860	21,404	20,004	2.63%	13%
Total	$2,208,969	$2,178,640	$2,082,949	1.87%	11%
20-Year
3.0%	$64,642	$64,667	$61,355	2.20%	7%
3.5%	85,218	82,404	79,112	2.63%	11%
4.0%	8,840	8,619	8,230	2.68%	17%
5.0%	3,530	3,648	3,282	2.30%	15%
Total	$162,230	$159,338	$151,979	2.40%	10%
30-Year
3.0%	$279,669	$279,470	$265,647	2.36%	6%
3.5%	2,113,307	2,063,030	1,956,547	2.74%	8%
4.0%	1,429,633	1,381,735	1,291,383	2.90%	9%
4.5%	122,856	118,314	110,574	3.29%	10%
5.0%	50,378	49,243	45,587	3.27%	14%
Total	$3,995,843	$3,891,792	$3,669,738	2.79%	8%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
3.0%	$53,265	$53,082	$51,448	2.35%	8%
3.5%	345,563	342,475	327,883	2.50%	10%
4.0%	245,936	244,080	230,404	2.48%	13%
4.5%	25,654	25,524	23,735	2.64%	12%
Total	$670,418	$665,161	$633,470	2.48%	11%
20-Year
3.5%	$187,075	$186,333	$180,216	2.78%	8%
4.0%	61,133	60,679	58,001	2.24%	26%
5.0%	54,421	54,427	50,174	2.95%	15%
Total	$302,629	$301,439	$288,391	2.70%	13%
30-Year
4.0%	$318,918	$316,231	$301,996	3.21%	10%
4.5%	328,106	324,686	303,853	3.33%	11%
5.0%	120,020	118,757	109,350	3.25%	16%
Total	$767,044	$759,674	$715,199	3.27%	11%
In addition, the percentage of our agency securities portfolio allocated to HARP and lower loan balance securities grew to 83% as of December 31, 2012 from 77% as of December 31, 2011 (dollars in thousands):

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$2,061,693	$2,011,805	$1,898,416	3.63%	2.71%	9%
Lower Loan Balance (2)	3,222,159	3,142,014	2,974,055	3.55%	2.54%	9%
Other	1,083,190	1,075,951	1,032,195	2.69%	1.78%	11%
Total	$6,367,042	$6,229,770	$5,904,666	3.43%	2.46%	9%

	As of December 31, 2011
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$538,146	$532,847	$499,893	4.45%	3.22%	12%
Lower Loan Balance (2)	802,579	795,894	755,632	3.83%	2.69%	10%
Other	399,366	397,533	381,535	3.79%	2.74%	13%
Total	$1,740,091	$1,726,274	$1,637,060	4.01%	2.87%	11%
————————

(1)	HARP securities represent pools with loans refinanced under HARP that have original loan-to-value ratios greater than or equal to 80%.

(2)	Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000.

The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012				As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
One year or less	$—	$—	—%	—%	$—	$—	—%	—%
Greater than one year and less than or equal to three years	—	—	—%	—%	55,582	55,260	2.17%	4.10%
Greater than three years and less than or equal to five years	1,759,226	1,731,178	1.94%	3.09%	425,251	422,406	2.49%	3.93%
Greater than five years and less than or equal to 10 years	4,484,509	4,375,925	2.66%	3.57%	1,259,258	1,248,608	3.02%	4.03%
Greater than 10 years	123,307	122,667	2.52%	3.12%	—	—	—%	—%
Total	$6,367,042	$6,229,770	2.46%	3.43%	$1,740,091	$1,726,274	2.87%	4.01%
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
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 9% and 11% as of December 31, 2012 and 2011, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 7.0 years and 5.9 years as of December 31, 2012 and 2011, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.5% of par value as of December 31, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

Non-Agency Investments
Non-agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following table summarizes our non-agency security investments as of December 31, 2012 (dollars in thousands):

Non-Agency Securities
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.
The following tables summarize our non-agency security investments as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$7,261	$—	$(67)	$7,328	$(2,044)	$9,372	4.61%	7.23%
Alt-A	12,331	262	—	12,069	(4,826)	16,895	4.17%	7.55%
Subprime	5,969	—	(628)	6,597	(14,287)	20,884	0.50%	10.09%
Total	$25,561	$262	$(695)	$25,994	$(21,157)	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (2)
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$21,273	$—	$(757)	$22,030	$(4,924)	$26,954	3.62%	5.51%
Alt-A	15,020	161	(129)	14,988	(4,621)	19,609	2.73%	6.27%
Option-ARM	6,702	135	—	6,567	(5,955)	12,522	0.66%	11.31%
Subprime	7,198	—	(1,267)	8,465	(21,121)	29,586	0.42%	9.35%
Total	$50,193	$296	$(2,153)	$52,050	$(36,621)	$88,671	1.94%	7.08%
————————

(1)
Weighted average coupon rates are floating, except for $3.8 million fair value of prime non-agency securities and $8.4 million fair value for prime securities underlying Linked Transactions as of December 31, 2011.

The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, by their estimated weighted average life classifications as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012				As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$90,919	$85,595	6.43%	1.53%	$12,394	$12,423	6.25%	5.76%
Greater than five years and less than or equal to seven years	324,394	290,640	7.96%	1.55%	63,360	65,621	7.64%	1.78%
Greater than seven years	266,090	240,472	7.24%	2.00%	—	—	—%	—%
Total (1)	$681,403	$616,707	7.47%	1.70%	$75,754	$78,044	7.42%	2.18%
————————

(1)
The fair value of non-agency securities as of December 31, 2011 includes $50.2 million of non-agency securities that are stated net of $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked Transactions, at fair value of $13.7 million.

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of December 31, 2012 and 2011 our non-agency securities have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. Credit ratings are based on the par value of the non-agency securities. However, the non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of December 30, 2012:

Credit Rating (1)	December 31, 2012
BBB	3%
BB	2%
B	8%
Below B	79%
Not Rated	8%
Total	100%
————————

(1)	Represents the lowest of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV's") of 72% and 71% as of December 31, 2012 and 2011, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTV's are calculated based on the original home values, we believe that current market-based LTV's would be significantly higher. Additionally, 22% and 25% of the mortgages underlying these securities as of December 31, 2012 and 2011, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection available to absorb future credit losses due to defaults on the collateral underlying our non-agency securities is another important component of this evaluation. Our non-agency securities (including non-agency securities underlying Linked Transactions) had weighted average credit enhancements of 4% and 14% as of December 31, 2012 and 2011, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency investment categories (including those underlying Linked Transactions), together with certain of their respective underlying loan collateral attributes and current performance metrics (dollars in thousands):

	As of December 31, 2012
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$113,351	$75.19	88	70%	733	12%	13%
Alt-A	403,522	62.18	87	72%	711	21%	13%
Option-ARM	68,861	59.59	86	74%	710	26%	10%
Subprime	95,669	39.36	76	75%	621	33%	9%
Total	$681,403	$59.11	85	72%	702	22%	12%

	As of December 31, 2011
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$21,160	$81.06	76	68%	735	11%	10%
Alt-A	34,725	76.58	75	72%	718	28%	12%
Option-ARM	6,702	52.63	85	74%	706	43%	11%
Subprime	13,167	30.21	65	76%	624	32%	15%
Total	$75,754	$58.35	75	71%	705	25%	12%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of December 31, 2012 and December 31, 2011:

	% of Non-Agency Portfolio
	December 31, 2012	December 31, 2011
California	37%	49%
Florida	11%	10%
Virginia	5%	3%
New York	4%	4%
Maryland	4%	3%
Total	61%	69%

Repurchase Financing and Hedging
The following tables summarize our borrowings under repurchase arrangements, including those related to Linked Transactions, and weighted average interest rates classified by original maturities as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$219,854	0.96%	14	$86,582	0.58%	28
31 - 60 days	1,361,948	0.60%	21	359,598	0.49%	35
61 - 90 days	1,699,034	0.57%	44	375,074	0.41%	68
91 - 180 days	2,326,863	0.54%	56	785,385	0.36%	92
Greater than 180 days	638,092	0.52%	115	136,196	0.48%	274
Total	$6,245,791	0.57%	50	$1,742,835	0.42%	86
As of December 31, 2012 and 2011, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes a swap with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.

The following table presents certain information about our interest rate swaption agreements as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

December 31, 2011
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

Greater than 3 months and less than 12 months	$322	$292	0.6	$25,000	2.74%	10.0
Greater than 12 months	562	536	1.1	25,000	2.87%	10.5
Total	$884	$828	0.8	$50,000	2.81%	10.3

RESULTS OF OPERATIONS
The table below presents our consolidated statement of operations for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Interest income:
Agency securities	$122,082	$15,832
Non-agency securities	23,029	533
Other	309	49
Interest expense	(22,067)	(1,737)
Net interest income	123,353	14,677

Other gains (losses):
Realized gain on agency securities, net	73,610	3,437
Realized gain on non-agency securities, net	1,780	—
Realized loss on periodic settlements of interest rate swaps, net	(18,458)	(1,743)
Realized loss on other derivatives and securities, net	(46,748)	(3,856)
Unrealized gain on agency securities, net	123,456	13,817
Unrealized gain (loss) on non-agency securities, net	64,310	(433)
Unrealized gain (loss) and net interest income on Linked Transactions, net	3,384	(1,050)
Unrealized loss on other derivatives and securities, net	(58,669)	(2,405)
Total other gains, net	142,665	7,767

Expenses:
Management fees	9,638	1,188
General and administrative expenses	5,018	1,555
Total expenses	14,656	2,743

Income before excise tax	251,362	19,701
Excise tax	1,182	32
Net income	$250,180	$19,669

Weighted average number of common shares outstanding—basic and diluted	28,100	10,006

Net income per common share—basic and diluted	$8.90	$1.97

Interest Income and Asset Yields
The table below presents the weighted average yield and coupon for our agency and non-agency securities for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011:

	For the Year Ended December 31, 2012		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	Yield	Coupon	Yield	Coupon
Agency securities	2.67%	3.55%	2.90%	4.05%
Non-agency securities	7.01%	1.71%	7.19%	2.02%
Total	2.97%	3.34%	3.07%	3.91%
We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 9% and 11% as of December 31, 2012 and 2011, respectively. The actual CPR realized for individual agency securities in our investment portfolio was approximately 6% for the year ended December 31, 2012 and 5% for the period from the commencement of operations on August 9, 2011 through December 31, 2011.
Interest income from our agency securities is net of premium amortization expense of $32.9 million and $5.0 million, respectively, for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011. As of December 31, 2012 and 2011, the amortized cost basis of our agency investments was 105.5% and 105.4% of par value, respectively, and the net unamortized premium balance of our aggregate agency portfolio was $325.1 million and $89.2 million, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows is based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit loses and other factors. Interest income from our non-agency securities, including those non-agency securities underlying Linked Transactions, includes discount accretion of $14.2 million and $0.8 million, respectively, for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011. The weighted average cost basis of the non-agency portfolio was 59% of par as of December 31, 2012. The total net discount remaining was $429.2 million as of December 31, 2012 with $300.4 million designated as credit reserves as of December 31, 2012.
Leverage
Our leverage was 6.7x and 8.2x our stockholders’ equity as of December 31, 2012 and 2011, respectively. When adjusted for the net payables and receivables for unsettled securities and repurchase agreements underlying Linked Transactions, our leverage ratio was 6.7x and 8.0x our stockholders’ equity as of December 31, 2012 and 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar exposure to regular purchases or on balance sheet assets. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.

The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended December 31, 2012, September 30, 2012, June 30, 2012, March, 31, 2012 and December 31, 2011 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.56%	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.50%	0.51%	6.9x	6.7x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.46%	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.39%	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.40%	0.42%	7.5x	8.2x	8.0x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

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

Our leverage included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2012, we had a net short TBA position of $522.2 million notional value with an at risk leverage of 6.2x, net of unsettled securities.
Interest Expense and Cost of Funds
Interest expense of $22.1 million and $1.7 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively, was comprised of interest expense on our repurchase agreements. In addition, we recorded expense for our net periodic interest settlements related to our interest rate swaps of $18.5 million and $1.7 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.
Our average repurchase agreement balance outstanding including repurchase agreements underlying Linked Transactions was $4.5 billion and $1.3 billion with an average interest rate of 0.49% and 0.40%, for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. Cost of funds including the impact of net periodic interest settlements on interest rate swaps with average notional amounts of $2.4 billion and $820.0 million was 0.91% and 0.71% for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. Our cost of funds excludes any impacts from other supplemental hedges such as treasury securities and swaptions.
Realized Gain on Securities, Net
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

The following table is a summary of our net realized gains and losses on agency securities for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from agency securities sold	$4,163,571	$712,191
Increase (decrease) in receivable for agency securities sold	(271,849)	271,849
Less agency securities sold, at cost	(3,818,112)	(980,603)
Net realized gains on sale of agency securities	$73,610	$3,437

Gross realized gains on sale of agency securities	$73,668	$4,262
Gross realized losses on sale of agency securities	(58)	(825)
Net realized gains on sale of agency securities	$73,610	$3,437
The following table is a summary of our net realized gains and losses on non-agency securities for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from non-agency securities sold	$32,341	$—
Less: non-agency securities sold, at cost	(30,561)	—
Net realized gains on sale of non-agency securities	$1,780	$—

Gross realized gains on sale of non-agency securities	$1,780	$—
Gross realized losses on sale of non-agency securities	—	—
Net realized gains on sale of non-agency securities	$1,780	$—

Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Realized loss on periodic settlements of interest rate swaps, net	$(18,458)	$(1,743)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(22,560)	$—
Interest rate swaptions	(1,725)	—
TBA securities	(14,057)	(333)
U.S Treasury securities sold short	(8,206)	(3,261)
U.S Treasury securities	(200)	(262)
Total realized loss on other derivatives and securities, net	$(46,748)	$(3,856)
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$(1,648)	$(1,266)
Interest rate swaps	(48,930)	(1,031)
Interest rate swaptions	(5,263)	(56)
U.S Treasury securities sold short	(2,828)	(52)
Total unrealized loss on other derivatives and securities, net	$(58,669)	$(2,405)
Unrealized gain (loss) and net interest income on Linked Transactions, net
Unrealized gain (loss) on Linked Transactions	$2,675	$(1,858)
Interest income on non-agency securities within Linked Transactions	892	1,010
Interest expense on repurchase agreements underlying Linked Transactions	(183)	(202)
Total unrealized gain (loss) and net interest income on Linked Transactions, net	$3,384	$(1,050)

For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $9.6 million for the year ended December 31, 2012 and $1.2 million for the period from the commencement of operations on August 9, 2011 through December 31, 2011.
General and administrative expenses were $5.0 million for the year ended December 31, 2012 and $1.6 million for the period from the commencement of operations on August 9, 2011 through December 31, 2011. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our operating expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.2% and 3.4%, respectively, for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011.

Dividends and Income Taxes

We had estimated taxable income of $146.4 million (or $5.21 per common share) for the year ended December 31, 2012 and $12.4 million (or $1.24 per common share) for the period from the commencement of operations on August 9, 2011 through December 31, 2011.
The following is a reconciliation of our GAAP net income to our estimated taxable income for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands).

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Net income	$250,180	$19,669
Book to tax differences:
Unrealized (gains) and losses, net
Agency securities	(123,456)	(13,817)
Non-agency securities	(64,310)	433
Non-agency securities underlying Linked Transactions	(2,675)	1,858
Derivatives and other securities	58,669	2,405
Premium amortization, net	7,342	1,340
Realized (gains) losses, net	19,515	486
Other	1,165	54
Total book to tax difference	(103,750)	(7,241)
Estimated taxable income	$146,430	$12,428

Weighted average number of common shares outstanding - basic and diluted	28,100	10,006

Net estimated taxable income per common share	$5.21	$1.24
We declared dividends of $3.60 per share for the year ended December 31, 2012 and $1.00 per share for the period from the commencement of operations on August 9, 2011 through December 31, 2011. We have distributed all of our taxable income for the 2011 tax year in a timely manner. We expect to distribute our remaining fiscal year 2012 taxable income during 2013, subject to the spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. As of December 31, 2012, we had an estimated $41.9 million (or $1.17 per share) of undistributed taxable income related to our 2012 tax year, net of the dividend payable as of December 31, 2012 of $32.4 million.
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
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Interest income:
Agency securities	$122,082	$15,832
Non-agency securities and other	23,338	582
Interest expense	(22,067)	(1,737)
Net interest income	123,353	14,677
Net interest income on non-agency securities underlying Linked Transactions	708	808
Realized loss on periodic settlements of interest rate swaps, net	(18,458)	(1,743)
Adjusted net interest income	105,603	13,742
Operating expenses	(14,656)	(2,743)
Net spread income	$90,947	$10,999

Weighted average number of common shares outstanding - basic and diluted	28,100	10,006

Net spread income per common share – basic and diluted	$3.24	$1.10

The Company believes that the above non-GAAP financial measures provide information useful to investors because net spread income is a financial metric used by management and investors and estimated taxable income is directly related to the amount of dividends the Company is required to distribute in order to maintain its REIT tax qualification status.
The Company also believes that providing investors with our net spread income, estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because net spread income and estimated taxable income are incomplete measures of the Company's financial performance and involve differences from net income computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, the Company's net income computed in accordance with GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, our presentation of net spread income and estimated taxable income may not be comparable to other similarly-titled measures of other companies.

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

Follow-on Common Stock Offerings
During the year ended December 31, 2012, we completed two follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share data):

Offering Date	Share Price	Number of Shares	Proceeds, Net of Offering Costs
March 2012 (1)	$21.55	13,600	$292,780
May 2012	$22.74	12,650	$286,889
——————
(1) Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During fiscal year 2012, we made open market purchases of 0.3 million shares of our common stock at an average net repurchase price of $22.76 per share, or $6.8 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan for the fiscal year 2012.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities and repurchase agreement financing recorded as Linked Transactions, our leverage ratio was 6.7x and 8.0x the amount of our stockholders’ equity as of December 31, 2012 and December 31, 2011, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We had repurchase agreements with 29 financial institutions as of December 31, 2012. In addition, less than 8% of our equity at risk was with any one counterparty, with the top five counterparties representing less than 26% of our equity at risk as of December 31, 2012.
As of December 31, 2012, borrowings of $5.9 billion and $370.1 million, with weighted average remaining days to maturity of 52 and 31, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2012. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2012.

	As of December 31, 2012
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	18	49%
Asia	5	24%
Europe	6	27%
Total	29	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities held as collateral as of December 31, 2012, were 4.7% and 29.5%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended December 31, 2012.
Under our repurchase agreements, we may be required to pledge additional assets to repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our securities securing our repurchase agreements and prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances and under certain of our repurchase agreements, our lenders have the sole discretion to determine the value of the securities securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making such valuation determinations. Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of December 31, 2012, we have met all margin requirements and had unrestricted cash and cash equivalents of $157.3 million and unpledged securities of $225.8 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2012.
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
To help manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of TBA agency securities, interest rate swaptions, and other instruments.
Refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2012 and the related activity for the period ended December 31, 2012.

Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. However, our swaption agreements do not require our counterparties to post collateral to us in the event that such agreements increase in value. Our counterparties typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.

TBA Dollar Roll Transactions

We may also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-K. Inclusive of our net TBA position as of December 31, 2012, our total "at risk" leverage, net of unsettled securities, was 6.2x our stockholders' equity.

Under certain market conditions it may be uneconomical for us to enter into or to roll our TBA contracts and we may need to settle our obligations for cash and take delivery of the underlying securities. Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our collateral pledged declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations and satisfying margin requirements could negatively impact our liquidity position, but since we do not use TBA dollar roll transactions as our primary source of financing we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2012, approximately 93% of our agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption “Risk Factors” described in this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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
We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities, such as HARP and lower loan balance securities. These adjustments generally result in shorter durations than what the unadjusted third party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency security prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.

The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve and includes the impact of both duration and convexity.

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of
December 31, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our analysis, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency or non-agency securities as a part of our overall management of our investment portfolio.

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 basis points	(18.1)%	(0.9)%	(7.0)%
+50 basis points	(8.0)%	(0.2)%	(1.8)%
-50 basis points	5.7%	(0.5)%	(3.7)%
-100 basis points	(5.6)%	(1.5)%	(11.5)%
————————

(1)
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of December 31, 2012. Includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

(2)     Includes the effect of derivatives.
(3)    Estimated change in portfolio value expressed as a percent of the total fair value of our investment portfolio as of December 31, 2012.

(4)	Estimated change in net asset value expressed as a percent of stockholders' equity as of December 31, 2012.
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
Spread Risk
Our investment securities are reflected at their estimated fair value with unrealized gains and losses reported in earnings. As of December 31, 2012, the fair value of these securities was $7.0 billion. When the market spread between the yield on our mortgage-backed securities and U.S. Treasury securities or swap rates widens, the value of our net assets could decline, creating what we refer to as spread risk. The spread risk associated with our securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity changes in required rates of return on different assets, or changes in risk premiums associated with different types of assets.
Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, non-agency securities and cash. As of December 31, 2012, we had unrestricted cash and cash equivalents of $157.3 million and unpledged securities of $225.8 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

In addition, we may utilize TBA dollar roll transactions as a means of acquiring and financing purchases of agency mortgage-backed securities. Under certain economic conditions we may be unable to roll our TBA dollar roll transactions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.
Credit Risk
We are exposed to credit risk related to our non-agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through a daily mark-to-market of counterparty collateral. There is no guarantee our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
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
The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2012 and 2011, and for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited American Capital Mortgage Investment Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Mortgage Investment Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital Mortgage Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011 of American Capital Mortgage Investment Corp., and our report dated February 26, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, Virginia
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Mortgage Investment Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Mortgage Investment Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2013

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets:
Agency securities, at fair value (including pledged securities of $6,276,993 and $1,535,388, respectively)	$6,367,042	$1,740,091
Non-agency securities, at fair value (including pledged securities of $545,665 and $8,626, respectively)	681,403	25,561
Linked transactions, at fair value	—	13,671
Cash and cash equivalents	157,314	57,428
Restricted cash and cash equivalents	28,493	3,159
Interest receivable	18,265	5,566
Derivative assets, at fair value	23,043	1,845
Receivable for securities sold	—	271,849
Receivable under reverse repurchase agreements	418,888	50,563
Other assets	1,692	589
Total assets	$7,696,140	$2,170,322
Liabilities:
Repurchase agreements	$6,245,791	$1,706,281
Payable for securities purchased	—	189,042
Derivative liabilities, at fair value	63,726	5,669
Dividend payable	32,368	8,005
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	421,077	50,154
Accounts payable and other accrued liabilities	7,616	2,370
Total liabilities	6,770,578	1,961,521
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 35,964 and 10,006 shares issued and outstanding, respectively	360	100
Additional paid-in capital	772,008	199,038
Retained earnings	153,194	9,663
Total stockholders’ equity	925,562	208,801
Total liabilities and stockholders’ equity	$7,696,140	$2,170,322
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Interest income:
Agency securities	$122,082	$15,832
Non-agency securities	23,029	533
Other	309	49
Interest expense	(22,067)	(1,737)
Net interest income	123,353	14,677

Other gains (losses):
Realized gain on agency securities, net	73,610	3,437
Realized gain on non-agency securities, net	1,780	—
Realized loss on periodic settlements of interest rate swaps, net	(18,458)	(1,743)
Realized loss on other derivatives and securities, net	(46,748)	(3,856)
Unrealized gain on agency securities, net	123,456	13,817
Unrealized gain (loss) on non-agency securities, net	64,310	(433)
Unrealized gain (loss) and net interest income on Linked Transactions, net	3,384	(1,050)
Unrealized loss on other derivatives and securities, net	(58,669)	(2,405)
Total other gains, net	142,665	7,767

Expenses:
Management fees	9,638	1,188
General and administrative expenses	5,018	1,555
Total expenses	14,656	2,743

Income before excise tax	251,362	19,701
Excise tax	1,182	32
Net income	$250,180	$19,669

Net income per common share—basic and diluted	$8.90	$1.97

Weighted average number of common shares outstanding—basic and diluted	28,100	10,006

Dividends declared per common share	$3.60	$1.00
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, August 9, 2011 (date operations commenced)	—	$—	—	$—	$1	$—	$1
Net income	—	—	—	—	—	19,669	19,669
Issuance of common stock	—	—	10,000	100	199,021	—	199,121
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	16	—	16
Common dividends declared	—	—	—	—	—	(10,006)	(10,006)
Balance, December 31, 2011	—	—	10,006	100	199,038	9,663	208,801
Net income	—	—	—	—	—	250,180	250,180
Issuance of common stock	—	—	26,250	263	579,668	—	579,931
Issuance of restricted stock	—	—	6	—	—	—	—
Repurchase of common stock	—	—	(298)	(3)	(6,774)	—	(6,777)
Stock-based compensation	—	—	—	—	76	—	76
Common dividends declared	—	—	—	—	—	(106,649)	(106,649)
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,180	$19,669
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	32,898	5,012
Accretion of net discount on non-agency securities	(14,209)	(799)
Unrealized gain on securities and derivatives, net	(131,774)	(9,121)
Realized gain on agency securities, net	(73,610)	(3,437)
Realized gain on non-agency securities, net	(1,780)	—
Realized loss on derivatives and securities, net	65,206	3,856
Stock-based compensation	76	16
Increase in interest receivable	(12,699)	(5,566)
Increase in other assets	(1,103)	(589)
Increase in accounts payable and other accrued liabilities	5,246	2,370
Net cash flows from operating activities	118,431	11,411
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(9,484,510)	(2,562,190)
Purchases of non-agency securities	(600,470)	(28,525)
Proceeds from sale of agency securities	4,163,571	712,191
Principal collections on agency securities	940,963	39,339
Principal collections on non-agency securities	50,058	2,778
Purchases of non-agency securities underlying Linked Transactions	(6,589)	(53,212)
Proceeds from sale of non-agency securities	32,341	—
Principal collections on non-agency securities underlying Linked Transactions	1,987	1,714
Purchases of U.S. Treasury securities to cover short sale	(3,174,694)	(559,327)
Proceeds from short sale of U.S. Treasury securities	3,537,517	606,430
Payments of reverse repurchase agreements	(5,481,121)	(671,332)
Proceeds from reverse repurchase agreements	5,112,796	620,770
Purchases of U.S. Treasury securities	(130,429)	(55,254)
Proceeds from sale of U.S. Treasury securities	129,973	54,994
Payment of premiums for interest rate swaptions	(28,103)	(884)
Increase in restricted cash and cash equivalents	(25,334)	(3,159)
Net receipted (payments) on other derivatives	(50,325)	1,729
Net cash flows used in investing activities	(5,012,369)	(1,893,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(82,286)	(2,001)
Proceeds from common stock offerings, net of offering costs	579,931	199,122
Net payments for repurchase of common shares	(6,777)	—
Proceeds from repurchase agreements	32,504,640	4,563,803
Repayments on repurchase agreements	(28,004,342)	(2,857,523)
Proceeds from repurchase agreements underlying Linked Transactions	91,735	94,130
Repayments of repurchase agreements underlying Linked Transactions	(89,077)	(57,576)
Net cash flow from financing activities	4,993,824	1,939,955
Net increase in cash and cash equivalents	99,886	57,428
Cash and cash equivalents at beginning of the period	57,428	—
Cash and cash equivalents at end of period	$157,314	$57,428
Supplemental non-cash investing and financing activities:
Interest paid	$19,581	$1,105
Taxes paid	$42	$—
Non-agency securities recorded upon de-linking of Linked Transactions	$58,061	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$39,212	$—
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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash pledged as collateral for clearing and executing trades, interest rate swaps and repurchase agreements. Restricted cash and cash equivalents is carried at cost, which approximates fair value.
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

We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency securities purchased for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of off-balance sheet financing.

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

Income Taxes

We have elected to be taxed as a REIT under the provisions of the Internal Revenue Code. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year.

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
Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. For recognized assets and liabilities within the scope of the amendments, an entity is required to disclose gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance in ASU 2011-11 as clarified by ASU 2013-01 is effective for annual and interim periods beginning on or after January 1, 2013 and is to be applied retrospectively for all periods presented. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Agency Securities
The following tables summarize our investments in agency securities as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,939,592	$965,074	$5,904,666
Unamortized premium	271,729	53,375	325,104
Amortized cost	5,211,321	1,018,449	6,229,770
Gross unrealized gains	114,750	23,543	138,293
Gross unrealized losses	(884)	(137)	(1,021)
Fixed-rate agency securities, at fair value	$5,325,187	$1,041,855	$6,367,042

Weighted average coupon as of December 31, 2012	3.40%	3.57%	3.43%
Weighted average yield as of December 31, 2012	2.42%	2.65%	2.46%
Weighted average yield for the year ended December 31, 2012	2.65%	2.72%	2.67%

	As of December 31, 2011
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$1,240,435	$396,625	$1,637,060
Unamortized premium	64,700	24,514	89,214
Amortized cost	1,305,135	421,139	1,726,274
Gross unrealized gains	11,260	2,923	14,183
Gross unrealized losses	(120)	(246)	(366)
Fixed-rate agency securities, at fair value	$1,316,275	$423,816	$1,740,091

Weighted average coupon as of December 31, 2011	3.95%	4.19%	4.01%
Weighted average yield as of December 31, 2011	2.85%	2.91%	2.87%
Weighted average yield for the period ended December 31, 2011	2.88%	2.94%	2.90%
Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of December 31, 2012 and 2011 according to their estimated weighted average life classification (dollars in thousands):

	As of December 31, 2012				As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
One year or less	$—	$—	—%	—%	$—	$—	—%	—%
Greater than one year and less than or equal to three years	—	—	—%	—%	55,582	55,260	2.17%	4.10%
Greater than three years and less than or equal to five years	1,759,226	1,731,178	1.94%	3.09%	425,251	422,406	2.49%	3.93%
Greater than five years and less than or equal to 10 years	4,484,509	4,375,925	2.66%	3.57%	1,259,258	1,248,608	3.02%	4.03%
Greater than 10 years	123,307	122,667	2.52%	3.12%	—	—	—%	—%
Total	$6,367,042	$6,229,770	2.46%	3.43%	$1,740,091	$1,726,274	2.87%	4.01%
As of December 31, 2012 and 2011, the weighted average life of our agency security portfolio was 7.0 years and 5.9 years, respectively, which incorporates anticipated future prepayment assumptions. As of December 31, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 9% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions using a third-party service and market data. This third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency securities for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from agency securities sold	$4,163,571	$712,191
Increase (decrease) in receivable for agency securities sold	(271,849)	271,849
Less agency securities sold, at cost	(3,818,112)	(980,603)
Net realized gains on sale of agency securities	$73,610	$3,437

Gross realized gains on sale of agency securities	$73,668	$4,262
Gross realized losses on sale of agency securities	(58)	(825)
Net realized gains on sale of agency securities	$73,610	$3,437
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012
Agency Securities Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,919,044	$283,882	$6,202,926
Amortized cost	5,792,535	276,380	6,068,915
Accrued interest on pledged agency securities	15,662	774	16,436
Under Derivative Agreements
Fair value	68,072	5,995	74,067
Amortized cost	66,038	5,797	71,835
Accrued interest on pledged agency securities	183	18	201
Total Fair Value of Agency Securities Pledged and Accrued Interest	$6,002,961	$290,669	$6,293,630

	As of December 31, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,219,634	$311,641	$1,531,275
Amortized cost	1,208,426	309,958	1,518,384
Accrued interest on pledged agency securities	3,791	1,006	4,797
Under Derivative Agreements
Fair value	1,019	3,094	4,113
Amortized cost	1,006	3,072	4,078
Accrued interest on pledged agency securities	4	10	14
Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,224,448	$315,751	$1,540,199
——————

(1)	Agency securities pledged do not include pledged amounts of $269.5 million under repurchase agreements related to agency securities sold but not yet settled as of December 31, 2011.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012			As of December 31, 2011
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,318,609	$2,266,686	$6,401	$961,430	$952,684	$3,052
31 - 59 days	1,968,955	1,924,329	5,145	441,167	437,969	1,347
60 - 90 days	1,511,192	1,481,403	3,837	53,265	53,082	129
Greater than 90 days	404,170	396,497	1,053	75,413	74,649	269
Total	$6,202,926	$6,068,915	$16,436	$1,531,275	$1,518,384	$4,797
Note 4. Non-Agency Securities
The following table summarizes our non-agency security investments as of December 31, 2012 (dollars in thousands):

Non-Agency Securities
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.

The following tables summarize our non-agency security investments as of December 31, 2011 (dollars in thousands):

Non-Agency Securities
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$7,261	$—	$(67)	$7,328	$(2,044)	$9,372	4.61%	7.23%
Alt-A	12,331	262	—	12,069	(4,826)	16,895	4.17%	7.55%
Subprime	5,969	—	(628)	6,597	(14,287)	20,884	0.50%	10.09%
Total	$25,561	$262	$(695)	$25,994	$(21,157)	$47,151	2.63%	8.10%

Non-Agency Securities Underlying Linked Transactions (2)
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$21,273	$—	$(757)	$22,030	$(4,924)	$26,954	3.62%	5.51%
Alt-A	15,020	161	(129)	14,988	(4,621)	19,609	2.73%	6.27%
Option-ARM	6,702	135	—	6,567	(5,955)	12,522	0.66%	11.31%
Subprime	7,198	—	(1,267)	8,465	(21,121)	29,586	0.42%	9.35%
Total	$50,193	$296	$(2,153)	$52,050	$(36,621)	$88,671	1.94%	7.08%
————————

(1)
Weighted average coupon rates are floating, except for $3.8 million fair value of prime non-agency securities and $8.4 million fair value for prime securities underlying Linked Transactions as of December 31, 2011.

(2)	See Note 6 - Derivatives for composition of Linked Transactions.
The following table summarizes our non-agency securities (including those underlying Linked Transactions) at fair value, by their estimated weighted average life classifications as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012				As of December 31, 2011
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$90,919	$85,595	6.43%	1.53%	$12,394	$12,423	6.25%	5.76%
Greater than five years and less than or equal to seven years	324,394	290,640	7.96%	1.55%	63,360	65,621	7.64%	1.78%
Greater than seven years	266,090	240,472	7.24%	2.00%	—	—	—%	—%
Total (1)	$681,403	$616,707	7.47%	1.70%	$75,754	$78,044	7.42%	2.18%
————————

(1)
The fair value of non-agency securities as of December 31, 2011 includes $50.2 million of non-agency securities that are stated net of $36.6 million in repurchase agreement funding on the consolidated balance sheet as Linked Transactions, at fair value of $13.7 million.

Our Prime securities include senior tranches in securitization trusts issued between 2003 and 2007 and securities with underlying prime collateral that were re-securitized in 2009. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of December 31, 2012, our Prime securities have both floating-rate and fixed-rate coupons ranging from 2.5% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.9% to 6.0%.

Our Alt-A securities include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized in 2010 to add an additional layer of credit support. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2012, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.0% with weighted average coupons of underlying collateral ranging from 2.9% to 6.0%.

Our Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2012, our Option-ARM securities have coupons ranging from 0.4% to 1.1% and have underlying collateral with weighted average coupons between 2.8% and 3.8%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Subprime securities include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated during 2005 and 2007 that were originally considered to be of lower credit quality. As of December 31, 2012, our Subprime securities have floating rate coupons ranging from 0.3% to 0.5% and have underlying collateral with weighted-average coupons ranging from 4.4% to 7.9%.

Our non-agency securities are generally rated below investment grade or have not been rated by credit agencies as of December 31, 2012.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from non-agency securities sold	$32,341	$—
Less: non-agency securities sold, at cost	(30,561)	—
Net realized gains on sale of non-agency securities	$1,780	$—

Gross realized gains on sale of non-agency securities	$1,780	$—
Gross realized losses on sale of non-agency securities	—	—
Net realized gains on sale of non-agency securities	$1,780	$—

Pledged Assets
Non-agency securities with a fair value of $545.7 million and $8.6 million were pledged as collateral under repurchase agreements as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there were no Linked Transactions. As of December 31, 2011, there were non-agency securities with a fair value of $50.2 million underlying Linked Transactions.
Note 5. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2012 and 2011, we have met all margin call requirements and had no repurchase agreements maturing overnight. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

The following tables summarize our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012			As of December 31, 2011
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Repurchase Agreements
30 days or less	$219,854	0.96%	14	$77,073	0.40%	10
31 - 60 days	1,361,948	0.60%	21	346,201	0.43%	19
61 - 90 days	1,699,034	0.57%	44	372,217	0.39%	31
91 - 180 days	2,326,863	0.54%	56	774,594	0.34%	37
Greater than 180 days	638,092	0.52%	115	136,196	0.48%	209
Total	$6,245,791	0.57%	50	$1,706,281	0.38%	45

Repurchase Agreements Underlying Linked Transactions
30 days or less	$—			$9,509	2.04%	14
31 - 60 days	—			13,397	1.98%	8
61 - 90 days	—			2,857	2.36%	18
91 - 180 days	—			10,791	2.07%	47
Total	$—			$36,554	2.05%	22
As of December 31, 2012 and 2011, we had repurchase agreements with 29 and 22 financial institutions, respectively. In addition, less than 8% and 6% of stockholders' equity was at risk with any one counterparty, with the top five counterparties representing less than 26% and 21% of our equity at risk as of December 31, 2012 and 2011, respectively.
We had agency securities with fair values of $6.2 billion and $1.5 billion and non-agency securities with fair values of $545.7 million and $8.6 million pledged as collateral against repurchase agreements, as of December 31, 2012 and 2011, respectively. Agency securities pledged do not include pledged amounts of $269.5 million under repurchase agreements related to securities sold but not yet settled as of December 31, 2011.
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

The following table summarizes information about our outstanding derivatives and other hedging instruments for the year ended December 31, 2012 (in thousands):

Derivatives	December 31, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2012 Notional Amount
Interest rate swaps	$875,000	2,890,000	(825,000)	$2,940,000
Interest rate swaptions	$50,000	1,325,000	(225,000)	$1,150,000
TBA securities	$(101,000)	7,233,405	(7,654,593)	$(522,188)
Short sales of U.S. Treasuries	$(50,000)	3,216,000	(3,591,000)	$(425,000)
U.S. Treasuries	$—	130,000	(130,000)	$—
Linked Transactions (1)	$88,671	10,920	(99,591)	$—
————————
(1) The notional amount of Linked Transaction is represented by the current face amount of the underlying securities.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2012 and 2011 (in thousands):

Derivative Type	December 31, 2012	December 31, 2011
Interest rate swaps	$519	$348
Interest rate swaptions	21,944	828
TBA securities	580	669
Derivative assets, at fair value	$23,043	$1,845

Interest rate swaps	$60,188	$3,734
TBA securities	3,538	1,935
Derivative liabilities, at fair value	$63,726	$5,669

The following tables summarize the effect of our outstanding derivatives and other hedging instruments on our consolidated statements of operations for the year ended December 31, 2012 and the period from the commencement of operations on August 9, 2011 through December 31, 2011 (in thousands):

	For the Year Ended December 31, 2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(18,458)	$(22,560)	$(48,930)	$—
Interest rate swaptions	—	(1,725)	(5,207)	—
TBA securities	—	(14,057)	(1,648)	—
Short sales of U.S. Treasuries	—	(8,206)	(2,884)	—
U.S. Treasuries	—	(200)	—	—
Linked Transactions	—	—	—	3,384
Total	$(18,458)	$(46,748)	$(58,669)	$3,384

	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(1,743)	$—	$(1,031)	$—
Interest rate swaptions	—	—	(56)	—
TBA securities	—	(333)	(1,266)	—
Short sales of U.S. Treasuries	—	(3,261)	(52)	—
U.S. Treasuries	—	(262)	—	—
Linked Transactions	—	—	—	(1,050)
Total	$(1,743)	$(3,856)	$(2,405)	$(1,050)
Interest Rate Swap Agreements
As of December 31, 2012 and 2011, our derivative and other hedging instruments included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years. As of December 31, 2012 and 2011, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		December 31, 2012		December 31, 2011
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$50,000	$519	$200,000	$348
Interest rate swap liabilities	Derivative liabilities, at fair value	2,890,000	(60,188)	675,000	(3,734)
		$2,940,000	$(59,669)	$875,000	$(3,386)

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5

December 31, 2011
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$100,000	$217	0.64%	0.50%	2.7
Greater than 3 years and less than 5 years	700,000	(2,584)	0.98%	0.48%	3.8
Greater than 5 years and less than 7 years	25,000	(257)	1.73%	0.47%	6.8
Greater than 7 years	50,000	(762)	2.07%	0.53%	8.5
Total	$875,000	$(3,386)	1.03%	0.48%	4.0
————————

(1)	Includes a swap with an aggregate notional of $50.0 million with deferred start date within four months from December 31, 2012.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates ranging from two to five months from December 31, 2011.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following table presents certain information about our interest rate swaption agreements as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

December 31, 2011
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

Greater than 3 months and less than 12 months	322	292	0.6	25,000	2.74%	10.0
Greater than 12 months	562	536	1.1	25,000	2.87%	10.5
Total	$884	$828	0.8	$50,000	2.81%	10.3

TBA Securities
As of December 31, 2012 and 2011, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following table presents a summary of our long and short TBA positions as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012		As of December 31, 2011
Purchase and Sale Contracts for TBA Securities	Notional Amount	Fair Value	Notional Amount	Fair Value
Purchase of TBA securities
Assets	$182,600	$580	$76,000	$669
Liabilities	572,134	(992)	—	—
Sale of TBA securities
Assets	—	—	—	—
Liabilities	(1,276,922)	(2,546)	(177,000)	(1,935)
Total, net	$(522,188)	$(2,958)	$(101,000)	$(1,266)
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
The following table presents the non-agency securities and repurchase agreements underlying our Linked Transactions as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Linked non-agency securities (1)	$—	$50,193
Linked repurchase agreements	—	(36,554)
Accrued interest (payable) receivable, net	—	32
Linked Transactions, at fair value	$—	$13,671
————

(1)
See Note 4 - Non-Agency Securities for a description of the non-agency securities within Linked Transactions and Note 5 - Repurchase Agreements for a description of the repurchase agreements within Linked Transactions.

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011(in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Coupon interest income	$302	$457
Discount accretion	590	553
Interest expense	(183)	(202)
Unrealized gain (loss), net	2,675	(1,858)
Unrealized gain (loss) and net interest income on Linked Transactions, net	$3,384	$(1,050)
Additionally, we had obligations to return Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $421.1 million and $50.2 million as of December 31, 2012 and 2011, respectively. The borrowed securities were collateralized by cash payments of $418.9 million and $50.6 million as of December 31, 2012 and 2011, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. The change in fair value of the borrowed securities is recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
We had agency securities with fair values of $74.1 million and $4.1 million and restricted cash and cash equivalents of $11.8 million and $3.1 million pledged as collateral against our interest rate swaps as of December 31, 2012 and 2011, respectively.
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

The following tables present our financial instruments carried at fair value as of December 31, 2012 and 2011, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,367,042	$—	$6,367,042
Non-agency securities	—	585,734	95,669	681,403
Derivative assets	—	23,043	—	23,043
Total financial assets	$—	$6,975,819	$95,669	$7,071,488

Liabilities
Derivative liabilities	$—	$63,726	$—	$63,726
Obligation to return securities borrowed under repurchase agreements	421,077	—	—	421,077
Total financial liabilities	$421,077	$63,726	$—	$484,803

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$1,740,091	$—	$1,740,091
Non-agency securities	—	19,592	5,969	25,561
Linked transactions	—	11,925	1,746	13,671
Derivative assets	—	1,845	—	1,845
Total financial assets	$—	$1,773,453	$7,715	$1,781,168

Liabilities
Derivative liabilities	$—	$5,669	$—	$5,669
Obligation to return securities borrowed under repurchase agreements	50,154	—	—	50,154
Total financial liabilities	$50,154	$5,669	$—	$55,823

There were no transfers between hierarchy levels during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011. The following table presents a summary of the changes in fair value for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 of Level 3 assets carried at fair value as of December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	13,975	827	14,802
Unrealized loss	(723)	—	(723)
Total unrealized gain, net (1)	13,252	827	14,079

Purchases of securities	75,102	—	75,102
Principal repayments on securities	(9,641)	(291)	(9,932)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings underlying Linked Transactions	—	5,445	5,445
Discount accretion	3,094	159	3,253
Accrued interest on Linked Transactions	—	7	7
Balance as of December 31, 2012	$95,669	$—	$95,669

Unrealized gain related to Level 3 assets held as of December 31, 2012	$13,252	$827	$14,079

	For the Period from August 9, 2011 (date operations commenced) Through December 31, 2011
	Non-Agency Securities	Linked Transactions	Total
Balance as of August 9, 2011	$—	$—	$—
Unrealized loss	(629)	(1,266)	(1,895)
Purchases of securities	6,727	8,778	15,505
Principal repayments on securities	(286)	(566)	(852)
Borrowings net of repayments on repurchase agreements underlying Linked Transactions	—	(5,444)	(5,444)
Premium / discount amortization	157	253	410
Accrued interest on Linked Transactions	—	(9)	(9)
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized loss related to Level 3 assets held as of December 31, 2011	$(629)	$(1,266)	$(1,895)
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
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our Subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 non-agency security fair values totaling $95.7 million as of December 31, 2012:

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default percentage	62%	68%	70%
Loss severity	44%	65%	71%
Discount rate	3.7%	5.3%	6.8%
An increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. However, given the interrelationship between loss estimates and the discount rate, overall Subprime non-agency security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.
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
Note 8. Management Agreement and Related Parties

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

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $9.6 million and $1.2 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, of which $1.0 million and $0.3 million are included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2012 and 2011, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. We recorded expense reimbursements to our Manager of $1.3 million and $0.3 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, of which $0.2 million and $0.1 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, American Capital does not hold any shares of our common stock.

The sister company of our Manager is the external manager of American Capital Agency Corp., a publicly-traded REIT that invests in agency mortgage investments (other than limited investments entered into for hedging purposes). All of our officers and the members of our mortgage investment team and other support personnel are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.

Note 9. Income Taxes

The following table summarizes dividends declared for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011and their related tax characterization.

		Tax Characterization of Dividends
Year	Dividends Declared Per Share	Ordinary Income Per Share	Long-Term Capital Gains Per Share
2012	$3.60	$3.60	$—
2011	$1.00	$1.00	$—

As of December 31, 2012, we had undistributed taxable income of $41.9 million that we expect to declare by the extended due date of our 2012 federal income tax return and pay in 2013. For the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2. As such, we accrued an excise tax on the accompanying consolidated statements of operations of $1.2 million and $32 thousand for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. However, we do not expect to incur any additional income tax liability on our 2012 taxable income.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2012. Our tax return for 2012 will be open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 10. Stockholders’ Equity
Equity Offerings
During the year ended December 31, 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
March 2012 (3)	$21.55	13,600	$292,780
May 2012	$22.74	12,650	$286,889
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

(3)	Includes 1.6 million shares related to the over-allotment which was exercised in April 2012.
Stock Repurchase Program

In October 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock through December 31, 2013. The following table provides information for the three months ended December 31, 2012, regarding shares of our common stock that we repurchased in the open market (in thousands, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 13-15, 2012	298	$22.76	298	N/A
——————

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in footnote 2 below.

(2)
In October 2012, we announced a program that may provide for stock repurchases or dividend payments. The stock repurchase and dividend program is expected to be in effect through December 31, 2013. Under the newly adopted program, quarterly, we will consider setting an amount to be utilized for stock repurchases or dividends.

Long-Term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock to our independent directors. Following the completion of our IPO, we granted 1,500 shares of restricted common stock to each of our four independent directors for a total of 6,000 shares of restricted common stock with a grant date fair value of $20.00 per share. These shares will vest equally over a three-year period, subject to their continued service on our board of directors. For the year ended December 31, 2012, we granted 1,500 shares of restricted stock to each independent director, or a total of 6,000 shares, with a weighted average grant date fair value of $19.67 per share. As of December 31, 2012, we had 88,000 shares of common stock reserved for issuance under our long-term incentive plan. As of December 31, 2012 and 2011, we had unrecognized compensation expense of $0.1 million and $0.1 million related to unvested shares of restricted stock, respectively. We recorded compensation expense of $0.1 million and $16 thousand related to restricted stock awards for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan for the fiscal year 2012.

Note 11. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Interest income	$49,768	$44,355	$34,695	$16,602
Interest expense	(8,288)	(7,329)	(4,786)	(1,664)
Net interest income	41,480	37,026	29,909	14,938
Total other gains, net	14,164	114,008	5,985	8,508
Total expenses	4,514	4,360	3,665	2,117
Income before excise tax	51,130	146,674	32,229	21,329
Excise tax	741	432	—	9
Net income	50,389	146,242	32,229	21,320

Net income per common share—basic and diluted	$1.40	$4.03	$1.15	$1.82

Weighted average number of common shares outstanding—basic and diluted	36,105	36,262	28,129	11,724

Dividends declared per common share	$0.90	$0.90	$0.90	$0.90

	For the Three Months Ended December 31, 2011	For the Period from August 9, 2011 (date operations commenced) Through September 30, 2011
Interest income	$12,286	$4,128
Interest expense	(1,354)	(383)
Net interest income	10,932	3,745
Total other gains (losses), net	8,065	(298)
Total expenses	1,762	981
Income before excise tax	17,235	2,466
Excise tax	32	—
Net income	17,203	2,466

Net income per common share—basic and diluted	$1.72	$0.25

Weighted average number of common shares outstanding—basic and diluted	10,006	10,006

Dividends declared per common share	$0.80	$0.20

Note 12. Subsequent Events

On February 15, 2013, we issued 23 million shares of common stock at a weighted average price of $25.40 per share for total proceeds of $584.2 million. We expect to use the net proceeds from this offering to invest, as market conditions warrant, in our targeted assets, which include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations there under. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Manager, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in “Item 8.-Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month or twelve month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, "EXECUTIVE OFFICERS", “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”
Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2012 and 2011
b. Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011
c. Consolidated Statements of Stockholders' Equity for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011
d. Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011
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

*10.2
Amendment and Joinder to Management Agreement, dated September 30, 2011, by and between American Capital Mortgage Investment TRS, LLC and American Capital MTGE Management, LLC, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

†*10.3
American Capital Mortgage Investment Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

†*10.4
Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*14
American Capital Mortgage Investment Corp. Code of Ethics and Conduct, adopted July 26, 2011, incorporated herein by reference to Exhibit 14 of Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-35620), filed February 21, 2012.

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
______________________
*        Previously filed
**        This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K
†    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chair of the Board of Directors and Chief Executive Officer

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Malon Wilkus

/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 26, 2013
John R. Erickson

*	Director	February 26, 2013
Robert M. Couch

*	Director	February 26, 2013
Morris A. Davis

*	Director	February 26, 2013
Randy E. Dobbs

*	Director	February 26, 2013
Samuel A. Flax

*	Director	February 26, 2013
Larry K. Harvey

*	Director	February 26, 2013
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact