Form 10-Q
period 2013-03-31
American Capital Mortgage Investment Corp.
filed 2013-05-10
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2013 was 58,971,999.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $6,014,294 and $6,276,993, respectively)	$6,535,598	$6,367,042
Non-agency securities, at fair value (including pledged securities of $547,736 and $545,665, respectively)	727,351	681,403
Cash and cash equivalents	311,252	157,314
Restricted cash and cash equivalents	32,158	28,493
Interest receivable	19,209	18,265
Derivative assets, at fair value	52,149	23,043
Receivable for securities sold	121,816	—
Receivable under reverse repurchase agreements	1,563,334	418,888
Other assets	480	1,692
Total assets	$9,363,347	$7,696,140
Liabilities:
Repurchase agreements	$6,137,343	$6,245,791
Payable for securities purchased	96,200	—
Derivative liabilities, at fair value	77,997	63,726
Dividend payable	53,075	32,368
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,558,429	421,077
Accounts payable and other accrued liabilities	10,476	7,616
Total liabilities	7,933,520	6,770,578
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 58,972 and 35,964 shares issued and outstanding, respectively	590	360
Additional paid-in capital	1,355,687	772,008
Retained earnings	73,550	153,194
Total stockholders’ equity	1,429,827	925,562
Total liabilities and stockholders’ equity	$9,363,347	$7,696,140
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Agency securities	$40,183	$15,306
Non-agency securities	11,293	1,271
Other	91	25
Interest expense	(8,036)	(1,664)
Net interest income	43,531	14,938

Other gains (losses):
Realized gain on agency securities, net	8,674	5,971
Realized gain on non-agency securities, net	1,419	—
Realized loss on periodic settlements of interest rate swaps, net	(7,734)	(1,041)
Realized gain (loss) on other derivatives and securities, net	(2,448)	562
Unrealized gain (loss) on agency securities, net	(78,840)	4,006
Unrealized gain on non-agency securities, net	30,478	2,411
Unrealized gain and net interest income on Linked Transactions, net	—	3,384
Unrealized loss on other derivatives and securities, net	(15,251)	(6,785)
Total other gains (losses), net	(63,702)	8,508

Expenses:
Management fees	4,444	1,082
General and administrative expenses	1,777	1,035
Total expenses	6,221	2,117

Income (loss) before excise tax	(26,392)	21,329
Excise tax	177	9
Net income (loss)	$(26,569)	$21,320

Net income (loss) per common share—basic and diluted	$(0.56)	$1.82

Weighted average number of common shares outstanding—basic and diluted	47,469	11,724

Dividends declared per common share	$0.90	$0.90
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	21,320	21,320
Issuance of common stock	—	—	12,000	120	258,201	—	258,321
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	16	—	16
Common dividends declared	—	—	—	—	—	(9,011)	(9,011)
Balance, March 31, 2012	—	$—	22,012	$220	$457,255	$21,972	$479,447

Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(26,569)	(26,569)
Issuance of common stock	—	—	23,000	230	583,650	—	583,880
Issuance of restricted stock	—	—	8	—	—	—	—
Stock-based compensation	—	—	—	—	29	—	29
Common dividends declared	—	—	—	—	—	(53,075)	(53,075)
Balance, March 31, 2013	—	$—	58,972	$590	$1,355,687	$73,550	$1,429,827
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,569)	$21,320
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	8,923	2,659
Accretion of net discount on non-agency securities	(7,071)	(1,421)
Unrealized loss (gain) on securities and derivatives, net	63,612	(2,307)
Realized gain on agency securities, net	(8,674)	(5,971)
Realized gain on non-agency securities, net	(1,419)	—
Realized loss (gain) on derivatives and securities, net	10,182	(562)
Stock-based compensation	29	16
Increase in interest receivable	(944)	(5,537)
Decrease in other assets	1,212	103
Increase in accounts payable and other accrued liabilities	2,860	504
Net cash flows from operating activities	42,141	8,804
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(2,291,656)	(2,585,473)
Purchases of non-agency securities	(39,476)	(96,074)
Proceeds from sale of agency securities	1,873,234	571,428
Principal collections on agency securities	145,161	37,667
Principal collections on non-agency securities	21,070	2,151
Purchases of non-agency securities underlying Linked Transactions	—	(6,589)
Proceeds from sale of non-agency securities	11,425	—
Principal collections on non-agency securities underlying Linked Transactions	—	1,987
Purchases of U.S. Treasury securities to cover short sale	(1,097,151)	(1,015,802)
Proceeds from short sale of U.S. Treasury securities	2,221,442	1,092,521
Payments of reverse repurchase agreements	(35,186,322)	(368,914)
Proceeds from reverse repurchase agreements	34,041,876	296,483
Purchases of U.S. Treasury securities	—	(50,167)
Proceeds from sale of U.S. Treasury securities	—	49,902
Payment of premiums for interest rate swaptions	(16,082)	(3,881)
Increase in restricted cash and cash equivalents	(3,665)	(18,028)
Net payments on other derivatives	(11,126)	(4,727)
Net cash flows used in investing activities	(331,270)	(2,097,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(32,368)	(8,005)
Proceeds from common stock offerings, net of offering costs	583,880	258,321
Proceeds from repurchase agreements	11,039,027	4,225,558
Repayments on repurchase agreements	(11,147,475)	(2,368,087)
Proceeds from repurchase agreements underlying Linked Transactions	—	91,735
Repayments of repurchase agreements underlying Linked Transactions	—	(89,077)
Net cash flow from financing activities	443,064	2,110,445
Net increase in cash and cash equivalents	153,935	21,733
Cash and cash equivalents at beginning of the period	157,317	57,428
Cash and cash equivalents at end of period	$311,252	$79,161
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$—	$6,215
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$3,646
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

Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of March 31, 2013, there has been no activity in American Capital Mortgage Investment TRS, LLC.

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
We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Note 3. Summary of Significant Accounting Policies

Fair Value of Financial Assets
We have elected the option to account for all of our financial assets, including all mortgage-related investments, at estimated fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments. See Note 9 - Fair Value Measurements.
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
The third-party service estimates prepayment speeds for our securities using models that incorporate the mortgage rates, age, size and loan-to-value ratios of the outstanding underlying loans, as well as current mortgage rates, forward yield curves, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps, options to enter into interest rate swaps (“interest rate swaptions”), U.S. Treasury securities, and to-be-announced forward contracts (“TBAs”). In the future, we may also use forward contracts for specified agency securities, U.S. Treasury futures contracts and put or call options on TBA securities. We may also invest in other types of mortgage derivatives, such as interest-only securities, credit default swaps and synthetic total return swaps.

We also enter into TBA contracts as a means of investing in and financing agency securities. Pursuant to TBA contracts, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency securities purchased for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of off-balance sheet financing.
We recognize all derivatives instruments as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized loss on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the investing section for derivatives not designated in hedging relationships.
Our derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with each counterparty; however, we report related assets and liabilities on a gross basis in our consolidated balance sheets.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We estimate the fair value of interest rate swaps using a combination of inputs from counterparty and third-party pricing models. The counterparty and third-party pricing models estimate the net present value of the future cash flows using a forward yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements. The payment of periodic settlements of net interest on interest rate swaps are reported in realized gain (loss) on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio. The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay or receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring agency securities and we may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases.
We account for TBA contracts as derivatives since we cannot assert that it is probable at the inception and throughout the term of the contract that it will not settle net and will result in physical delivery of an agency security when it is issued. A TBA dollar roll transaction is a series of derivative transactions. The net settlement of a TBA contract is reported as realized gain (loss) on other derivatives and securities, net and changes in the fair value of our TBA contracts are reported as unrealized gain (loss) on other derivatives and securities, net in our consolidated statement of operations.
We estimate the fair value of TBA securities based on similar methods used to value our agency MBS securities.

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

Note 4. Agency Securities
The following tables summarize our investments in agency securities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,834,647	$1,282,887	$6,117,534
Unamortized premium	293,959	65,672	359,631
Amortized cost	5,128,606	1,348,559	6,477,165
Gross unrealized gains	58,116	13,969	72,085
Gross unrealized losses	(10,055)	(3,597)	(13,652)
Fixed-rate agency securities, at fair value	$5,176,667	$1,358,931	$6,535,598

Weighted average coupon as of March 31, 2013	3.53%	3.46%	3.51%
Weighted average yield as of March 31, 2013	2.54%	2.68%	2.57%
Weighted average yield for the three months ended March 31, 2013	2.63%	2.85%	2.67%

	As of December 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,939,592	$965,074	$5,904,666
Unamortized premium	271,729	53,375	325,104
Amortized cost	5,211,321	1,018,449	6,229,770
Gross unrealized gains	114,750	23,543	138,293
Gross unrealized losses	(884)	(137)	(1,021)
Fixed-rate agency securities, at fair value	$5,325,187	$1,041,855	$6,367,042

Weighted average coupon as of December 31, 2012	3.40%	3.57%	3.43%
Weighted average yield as of December 31, 2012	2.42%	2.65%	2.46%

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of March 31, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in thousands):

	As of March 31, 2013				As of December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Greater than three years and less than or equal to five years	$1,114,245	$1,093,883	2.18%	3.40%	$1,759,226	$1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	5,159,000	5,121,583	2.64%	3.56%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	262,353	261,699	2.74%	3.14%	123,307	122,667	2.52%	3.12%
Total	$6,535,598	$6,477,165	2.57%	3.51%	$6,367,042	$6,229,770	2.46%	3.43%
As of March 31, 2013 and December 31, 2012, none of our agency securities had a weighted average life of less than three years and the weighted average life of our agency security portfolio was 7.7 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2013 and December 31, 2012, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency securities for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Proceeds from agency securities sold	$1,873,234	$571,428
Increase (decrease) in receivable for agency securities sold	121,816	(198,598)
Less agency securities sold, at cost	(1,986,376)	(366,859)
Net realized gains on sale of agency securities	$8,674	$5,971

Gross realized gains on sale of agency securities	$14,627	$5,971
Gross realized losses on sale of agency securities	(5,953)	—
Net realized gains on sale of agency securities	$8,674	$5,971

Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,697,075	$281,493	$5,978,568
Amortized cost	5,646,198	275,165	5,921,363
Accrued interest on pledged agency securities	15,686	771	16,457
Under Derivative Agreements
Fair value	34,376	1,350	35,726
Amortized cost	33,996	1,312	35,308
Accrued interest on pledged agency securities	94	3	97
Total Fair Value of Agency Securities Pledged and Accrued Interest	$5,747,231	$283,617	$6,030,848

	As of December 31, 2012
Agency Securities Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,919,044	$283,882	$6,202,926
Amortized cost	5,792,535	276,380	6,068,915
Accrued interest on pledged agency securities	15,662	774	16,436
Under Derivative Agreements
Fair value	68,072	5,995	74,067
Amortized cost	66,038	5,797	71,835
Accrued interest on pledged agency securities	183	18	201
Total Fair Value of Agency Securities Pledged and Accrued Interest	$6,002,961	$290,669	$6,293,630
——————

(1)	Agency securities pledged do not include pledged amounts of $121.7 million under repurchase agreements related to agency securities sold but not yet settled as of March 31, 2013.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013			As of December 31, 2012
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,132,563	$2,108,536	$6,019	$2,318,609	$2,266,686	$6,401
31 - 59 days	612,375	604,169	1,673	1,968,955	1,924,329	5,145
60 - 90 days	1,751,785	1,739,820	4,943	1,511,192	1,481,403	3,837
Greater than 90 days	1,481,845	1,468,838	3,822	404,170	396,497	1,053
Total	$5,978,568	$5,921,363	$16,457	$6,202,926	$6,068,915	$16,436

Note 5. Non-Agency Securities
The following tables summarize our non-agency security investments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

As of March 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$118,550	$11,744	$(47)	$106,853	$(30,489)	$137,342	3.21%	7.02%
Alt-A	430,399	49,427	(262)	381,234	(221,851)	603,085	1.91%	7.42%
Option-ARM	70,601	15,669	—	54,932	(37,645)	92,577	0.60%	8.02%
Subprime	107,801	18,896	(254)	89,159	(127,858)	217,017	0.42%	7.91%
Total	$727,351	$95,736	$(563)	$632,178	$(417,843)	$1,050,021	1.66%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $16.0 million and $18.2 million fair value of prime and Alt-A non-agency securities, respectively, as of March 31, 2013.

As of December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%

————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.
The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013				As of December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$122,611	$114,549	6.15%	2.00%	$90,919	$85,595	6.43%	1.53%
Greater than five years and less than or equal to seven years	261,603	230,191	7.33%	1.82%	324,394	290,640	7.96%	1.55%
Greater than seven years	343,137	287,438	8.11%	1.48%	266,090	240,472	7.24%	2.00%
Total	$727,351	$632,178	7.47%	1.66%	$681,403	$616,707	7.47%	1.70%

Our Prime securities include senior tranches in securitization trusts issued between 2003 and 2006 and securities with underlying prime collateral that were re-securitized in 2009. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of March 31, 2013, our Prime securities have both floating-rate and fixed-rate coupons ranging from 2.5% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.9% to 6.2%.

Our Alt-A securities include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized in 2010 and 2011 to add an additional layer of credit support. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2013, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.0% with weighted average coupons of underlying collateral ranging from 2.8% to 6.0%.

Our Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2013, our Option-ARM securities have coupons ranging from 0.4% to 1.1% and have underlying collateral with weighted average coupons between 2.8% and 3.6%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Subprime securities include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated during 2003 and 2007 that were originally considered to be of lower credit quality. As of March 31, 2013, our Subprime securities have floating rate coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted-average coupons ranging from 4.3% to 7.9%.

Our non-agency securities are generally rated below investment grade or have not been rated by credit agencies as of March 31, 2013.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Proceeds from non-agency securities sold	$11,425	$—
Less: non-agency securities sold, at cost	(10,006)	—
Net realized gains on sale of non-agency securities	$1,419	$—

Gross realized gains on sale of non-agency securities	$1,419	$—
Gross realized losses on sale of non-agency securities	—	—
Net realized gains on sale of non-agency securities	$1,419	$—

Pledged Assets
Non-agency securities with a fair value of $547.7 million and $545.7 million were pledged as collateral under repurchase agreements as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, there were no Linked Transactions.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2013 and December 31, 2012, we have met all margin call requirements and had no repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013			As of December 31, 2012
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
30 days or less	$392,806	0.59%	12	$219,854	0.96%	14
31 - 60 days	1,242,685	0.52%	21	1,361,948	0.60%	21
61 - 90 days	1,451,609	0.59%	41	1,699,034	0.57%	44
91 - 180 days	1,658,074	0.47%	72	2,326,863	0.54%	56
Greater than 180 days	1,392,169	0.48%	188	638,092	0.52%	115
Total	$6,137,343	0.52%	77	$6,245,791	0.57%	50
We had repurchase agreements with 29 financial institutions as of March 31, 2013 and December 31, 2012. In addition, less than 5% and 8% of stockholders' equity was at risk with any one counterparty, with the top five counterparties representing less than 17% and 26% of our equity at risk as of March 31, 2013 and December 31, 2012, respectively.
We had agency securities with fair values of $6.0 billion and $6.2 billion and non-agency securities with fair values of $547.7 million and $545.7 million pledged as collateral against repurchase agreements, as of March 31, 2013 and December 31, 2012, respectively. Agency securities pledged do not include $121.7 million pledged under repurchase agreements related to securities sold but not yet settled as of March 31, 2013. As of March 31, 2013, borrowings of $5.8 billion and $370.5 million, with weighted average remaining days to maturity of 80 and 30, were secured by agency and non-agency securities, respectively.
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

The following table summarizes information about our outstanding derivatives for the three months ended March 31, 2013 and 2012 (in thousands):

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,050,000	—	$4,990,000
Interest rate swaptions	$1,150,000	1,000,000	(125,000)	$2,025,000
TBA securities	$(522,188)	9,231,632	(4,387,287)	$4,322,157
Short sales of U.S. Treasuries	$(425,000)	(1,910,000)	765,000	$(1,570,000)

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Interest rate swaps	$1,584	$519
Interest rate swaptions	35,158	21,944
TBA securities	15,407	580
Derivative assets, at fair value	$52,149	$23,043

Interest rate swaps	$63,489	$60,188
TBA securities	14,508	3,538
Derivative liabilities, at fair value	$77,997	$63,726

The following tables summarize the effect of our outstanding derivatives on our consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31, 2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(7,734)	$—	$(1,915)	$—
Interest rate swaptions	—	(2,156)	(712)	—
TBA securities	—	31	3,857	—
Short sales of U.S. Treasuries	—	(323)	(16,481)	—
Total	$(7,734)	$(2,448)	$(15,251)	$—

	For the Three Months Ended March 31, 2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(1,041)	$—	$(5,271)	$—
Interest rate swaptions	—	—	(413)	—
TBA securities	—	(2,936)	(2,056)	—
Short sales of U.S. Treasuries	—	3,763	955	—
U.S. Treasuries	—	(265)	—	—
Linked Transactions	—	—	—	3,384
Total	$(1,041)	$562	$(6,785)	$3,384

Interest Rate Swap Agreements
As of March 31, 2013 and December 31, 2012, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years. As of March 31, 2013 and December 31, 2012, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		March 31, 2013		December 31, 2012
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$200,000	$1,584	$50,000	$519
Interest rate swap liabilities	Derivative liabilities, at fair value	4,790,000	(63,489)	2,890,000	(60,188)
		$4,990,000	$(61,905)	$2,940,000	$(59,669)

March 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$600,000	$(5,569)	0.83%	0.29%	2.1
Greater than 3 years and less than 5 years	1,165,000	(22,974)	1.17%	0.29%	4.3
Greater than 5 years and less than 7 years	1,150,000	(16,167)	1.44%	0.30%	6.0
Greater than 7 years	2,075,000	(17,195)	2.00%	0.30%	9.3
Total	$4,990,000	$(61,905)	1.54%	0.30%	6.5

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes a swap with an aggregate notional of $1.7 billion with deferred start date within six months from March 31, 2013.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$1,030	$102	0.1	$150,000	2.17%	7.0
Greater than 3 months and less than 12 months	14,835	9,945	0.8	875,000	2.47%	8.4
Greater than 12 months	25,240	25,111	2.5	1,000,000	3.12%	7.8
Total	$41,105	$35,158	1.6	$2,025,000	2.77%	8.0

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9
TBA Securities
As of March 31, 2013 and December 31, 2012, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following table presents a summary of our long and short TBA positions as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013		As of December 31, 2012
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
Purchase of TBA securities
Assets	$3,537,270	$14,875	$182,600	$580
Liabilities	801,387	(14,508)	572,134	(992)
Sale of TBA securities
Assets	(16,500)	532	—	—
Liabilities	—	—	(1,276,922)	(2,546)
Total, net	$4,322,157	$899	$(522,188)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the TBA contract as of period-end.

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

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Coupon interest income	$—	$302
Discount accretion	—	590
Interest expense	—	(183)
Unrealized gain, net	—	2,675
Unrealized gain and net interest income on Linked Transactions, net	$—	$3,384
Reverse Repurchase Agreements
Additionally, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $1.6 billion and $421.1 million as of March 31, 2013 and December 31, 2012, respectively. The borrowed securities were collateralized by cash payments of $1.6 billion and $418.9 million as of March 31, 2013 and December 31, 2012, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. The change in fair value of the borrowed securities is recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
We had agency securities with fair values of $35.7 million and $74.1 million and restricted cash and cash equivalents of $18.8 million and $11.8 million pledged as collateral against our interest rate swaps as of March 31, 2013 and December 31, 2012, respectively.

Note 8. Offsetting Assets and Liabilities

Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Received (2)	Net Amounts
March 31, 2013
Interest rate swaps and swaptions (1)	$36,742	$—	$36,742	$(27,811)	$(2,840)	$6,091
Receivable under reverse repurchase agreements	1,563,334	—	1,563,334	(645,261)	(863,660)	54,413
Total	$1,600,076	$—	$1,600,076	$(673,072)	$(866,500)	$60,504

December 31, 2012
Interest rate swaps and swaptions (1)	$22,463	$—	$22,463	$(13,250)	$—	$9,213
Receivable under reverse repurchase agreements	418,888	—	418,888	(418,888)	—	—
Total	$441,351	$—	$441,351	$(432,138)	$—	$9,213

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Pledged (2)	Net Amounts
March 31, 2013
Interest rate swaps (1)	$63,489	$—	$63,489	$(27,811)	$(35,142)	$536
Repurchase agreements	6,137,343	—	6,137,343	(645,261)	(5,491,976)	106
Total	$6,200,832	$—	$6,200,832	$(673,072)	$(5,527,118)	$642

December 31, 2012
Interest rate swaps (1)	$60,188	$—	$60,188	$(13,250)	$(46,938)	$—
Repurchase agreements	6,245,791	—	6,245,791	(418,888)	(5,826,903)	—
Total	$6,305,979	$—	$6,305,979	$(432,138)	$(5,873,841)	$—
————————

(1)
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 7 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

(2)
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero on a counterparty by counterparty basis, as applicable. Refer to Notes 4 and 5 for additional information regarding assets pledged as collateral.

Note 9. Fair Value Measurements
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

The following tables present our financial instruments carried at fair value as of March 31, 2013 and December 31, 2012, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,535,598	$—	$6,535,598
Non-agency securities	—	619,550	107,801	727,351
Derivative assets	—	52,149	—	52,149
Total financial assets	$—	$7,207,297	$107,801	$7,315,098

Liabilities
Derivative liabilities	$—	$77,997	$—	$77,997
Obligation to return securities borrowed under repurchase agreements	1,558,429	—	—	1,558,429
Total financial liabilities	$1,558,429	$77,997	$—	$1,636,426

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,367,042	$—	$6,367,042
Non-agency securities	—	585,734	95,669	681,403
Derivative assets	—	23,043	—	23,043
Total financial assets	$—	$6,975,819	$95,669	$7,071,488

Liabilities
Derivative liabilities	$—	$63,726	$—	$63,726
Obligation to return securities borrowed under repurchase agreements	421,077	—	—	421,077
Total financial liabilities	$421,077	$63,726	$—	$484,803
The following tables present a summary of the changes in fair value for the three months ended March 31, 2013 and 2012 of Level 3 assets carried at fair value as of March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31, 2013
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2012	$95,669	$—	$95,669

Unrealized gain	6,791	—	6,791
Unrealized loss	(334)	—	(334)
Total unrealized gain, net	6,457	—	6,457

Purchases of securities	10,911	—	10,911
Sales of securities	(3,518)	—	(3,518)
Principal repayments on securities	(3,110)	—	(3,110)
Discount accretion	1,392		1,392
Balance as of March 31, 2013	$107,801	$—	$107,801

	For the Three Months Ended March 31, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	740	827	1,567
Unrealized loss	(401)	—	(401)
Total unrealized gain, net	339	827	1,166

Purchases of securities	9,945	—	9,945
Principal repayments on securities	(345)	(291)	(636)
Net change in borrowings underlying Linked Transactions	—	(48)	(48)
Discount accretion	266	159	425
Accrued interest on Linked Transactions	—	7	7
Balance as of March 31, 2012	$16,174	$2,400	$18,574

There were no transfers between hierarchy levels during the three months ended March 31, 2013 and 2012. Unrealized gains and losses on non-agency securities are included in the consolidated statements of operations in the line item unrealized gain (loss) on non-agency securities, net and unrealized gains and losses on Linked Transactions are included on the consolidated statements of operations in the line item unrealized gain and net interest income on Linked Transactions, net.
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
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our Subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 non-agency security fair values totaling $107.8 million as of March 31, 2013:

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default percentage	52%	65%	70%
Loss severity	43%	65%	70%
Discount rate	3.1%	4.3%	6.0%
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
For information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 3. Our interest rate swaps and other derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of our obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. Our obligation to return the borrowed U.S. Treasury securities is classified as Level 1 in the fair value hierarchy.

Note 10. Stockholders’ Equity
Equity Offerings
During the three months ended March 31, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,880
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.
Dividends

During the three months ended March 31, 2013, we declared dividends of $0.90 per share payable on April 26, 2013 to stockholders of record on March 20, 2013.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. During the three months ended March 31, 2013, we made no open market purchases of shares of our common stock, and as of March 31, 2013 approximately $43 million of our shares of common stock remain authorized for repurchase.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of American Capital Mortgage Investment Corp.’s ("MTGE", the “Company”, “we”, “us” and “our”) consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Our MD&A is presented in five sections:

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

Our Risk Management Strategy
We use a variety of strategies to economically hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements. We may experience reduced income or losses based on these rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio and our convexity exposure. Duration is the estimated percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.
The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

•
Prepayment Risk. Because residential borrowers are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments earlier than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest that principal at potentially lower yields.

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loan, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also may purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities.
Our hedging instruments are generally not designed to protect our net book value from the risk of an increase of the market spread between the yield on our agency securities and benchmark interest rates, referred to "spread risk" or "basis risk." The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.

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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at exceptionally low levels through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities ("MBS") at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Federal Reserve plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Federal Reserve's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Federal Reserve has purchased an average of approximately $78 billion in agency securities per month during the first quarter of 2013, representing approximately half of the average monthly gross issuance of fixed-rate agency MBS over this period. While prices across the agency MBS spectrum initially increased significantly following the Federal Reserve's QE3 announcement, they decreased during the fourth quarter of 2012 and again during the first quarter of 2013. As of March 31, 2013, agency MBS prices were only slightly higher than those seen prior to the announcement of QE3.
The table below summarizes interest rates and prices for generic agency MBS as of the end of each respective quarter since March 31, 2012.

Interest Rate / Security (1)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
LIBOR:
1-Month	0.20%	0.21%	0.21%	0.25%	0.24%
3-Month	0.28%	0.31%	0.36%	0.46%	0.47%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.24%	0.25%	0.23%	0.30%	0.33%
5-Year U.S. Treasury	0.77%	0.72%	0.63%	0.72%	1.04%
10-Year U.S. Treasury	1.85%	1.76%	1.63%	1.65%	2.21%
Interest Rate Swap Rates:
2-Year Swap Rate	0.42%	0.39%	0.37%	0.55%	0.58%
5-Year Swap Rate	0.95%	0.86%	0.76%	0.97%	1.27%
10-Year Swap Rate	2.01%	1.84%	1.70%	1.78%	2.29%
30-Year Fixed Rate MBS Price:
3.5%	$105.58	$106.66	$107.25	$105.11	$102.72
4.0%	$106.61	$107.22	$107.75	$106.44	$104.86
4.5%	$107.73	$108.03	$108.25	$107.28	$106.38
15-Year Fixed Rate MBS Price:
2.5%	$103.75	$104.61	$105.13	$103.09	$101.42
3.0%	$105.17	$105.61	$106.00	$104.77	$103.56
3.5%	$106.03	$106.14	$106.41	$105.66	$104.92
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

In addition to generic fixed-rate agency MBS price declines during the first quarter of 2013, price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during the first quarter of 2013, as market participants shifted concerns over prepayment risk to extension risk amid favorable economic data released during the first quarter and increased expectations of a potential early slowing or discontinuation the Federal Reserve from QE3.

The table below summarizes pay-ups on specified pools over the corresponding generic agency MBS as of the end of each respective quarter for a select sample of specified securities. Price information provided in the table below is for illustrative purposes only and is not meant to be reflective of our specific portfolio holdings. Actual pay-ups are dependent on specific securities held in our portfolio and prices can vary depending on the source.

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
30-Year Lower Loan Balance (3):
3.0%	$0.13	$0.69	$0.09	$—	$—
3.5%	0.91	1.64	1.02	0.75	0.31
4.0%	3.28	4.19	3.45	2.00	1.25
30-Year HARP (4):
3.0%	0.07	0.47	0.06	—	—
3.5%	0.70	1.52	1.00	0.63	0.22
4.0%	$2.85	$4.06	$3.25	$1.94	$1.31
 ________________________

(1)	Source: Bloomberg and dealer indications

(2)	"Pay-ups” represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools. Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

(3)	Lower loan balance pay-ups for pools with original loan balances from $110,000 to $125,000.

(4)	HARP pay-ups for pools backed by 100% refinance loans with original loan-to-value ratios between 95% and 100%.

Our risk management strategy is designed to protect against larger moves in interest rates, and as a result provided little protection against agency MBS price declines as interest rates increased only modestly during the first quarter of 2013. The widening spread environment and associated underperformance of both generic and specified agency MBS relative to U.S. Treasury securities and interest rate swaps led to a decline in our net book value. However, prepayments on our portfolio remained relatively low near 6% during the first quarter of 2013 and the TBA dollar roll market continued to provide favorable financing levels.
As a result of the favorable TBA dollar roll financing levels resulting from QE3, we began to shift our agency investments during the first quarter of 2013 towards a significant net long TBA position, as detailed in Financial Condition below.
As the Federal Reserve continues to deliberate the timing of a potential slowing or discontinuation of QE3 and as investors react to changing expectations of Federal Reserve actions, we expect the agency MBS market to continue to experience significant volatility. Although the timing of a potential slowing or discontinuation of QE3 is uncertain, we currently expect the Federal Reserve will continue its large scale purchases of agency MBS through the remainder of 2013.
We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency MBS securities will be lower than yields would have been absent QE3 and refinancing volumes will be higher than volumes would have been absent QE3. Since returns on agency MBS are highly sensitive to prepayment speeds, we have positioned our investment portfolio towards agency MBS that we believe have favorable prepayment attributes. As of March 31, 2013, 83% of our agency securities portfolio (not including our net long TBA position) was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to $150,000) and loans originated under HARP (pools backed by 100% refinance loans with original loan-to-value ratios greater than or equal to 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our agency securities portfolio as of March 31, 2013 was primarily comprised of lower coupon, newer issuance, fixed-rate agency securities. (See Financial Condition below for further details of our portfolio composition as of March 31, 2013).

The following table summarizes recent prepayment trends for our portfolio and, for comparison, Fannie Mae 2011 30-
year 4.0% fixed-rate generic mortgage-backed securities for the three months ended March 31, 2013.

	Agency Portfolio Actual CPR (1)	Fannie Mae 2011 30-year 4.0% Fixed Rate Universe (2)
January	6%	31%
February	7%	30%
March	6%	26%
_______________________

(1)	Weighted average actual one-month annualized Conditional Prepayment Rate ("CPR") released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan

The market for legacy non-agency securities continued to perform well in the first quarter of the year, as positive developments in the US housing market coupled with limited supply and strong demand have provided a firm foundation. Liquidity and funding are improving but are highly dependent on broader macroeconomic factors and will be impacted if economic trends both here and abroad deteriorate from expectations. Further, central bank policies have played an important part in the global reach for higher yielding assets and any unexpected change in these policies could also have a negative impact on the value of non-agency securities. As such, we will continue our cautious selective approach to growing our non-agency portfolio.

In terms of new mortgage credit supply, there have been some recent positive developments although the overall size remains extremely small. The Federal Housing Finance Agency ("FHFA") has set a target of $60 billion in notional credit risk transactions this year for the GSEs, which should help define where private capital is willing to participate in some of the GSE credit risk. Away from the GSEs, the private label RMBS market has also increased with new issuances in the first quarter of 2013 of approximately $4 billion, already surpassing last year's total. We are optimistic that these trends will continue to provide a larger market for non-agency assets as housing finance eventually transitions away from the government. However, this process will likely remain fairly slow.
Summary of Critical Accounting Estimates

Our critical accounting estimates relate to the fair value of our investments, recognition of interest income, and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in our MD&A in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting policies are described in Note 3 to the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

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

FINANCIAL CONDITION
As of March 31, 2013, our investment portfolio with a fair value of $11.8 billion consisted of $6.5 billion of agency MBS, $4.5 billion in net long TBA positions, and $727.4 million of non-agency securities. Our investment portfolio grew $4.8 billion from $7.0 billion at December 31, 2012 following the completion of a follow-on public offering of 23.0 million shares of our common stock for net proceeds of $583.9 million. As of December 31, 2012, as a component of our risk management strategy, we had a net short TBA position and the TBA securities underlying the net short TBA contacts had a fair value of $(572.7) million.
The first quarter portfolio growth was mainly in the form of a net long TBA position, given the favorable TBA dollar roll financing levels resulting from QE3. Our net long TBA positions are recorded as derivatives in our accompanying consolidated financial statements with the TBA dollar roll transactions representing a form of off-balance sheet financing. The $4.5 billion of

TBA positions as of March 31, 2013 represents the fair value of the underlying TBA security of the TBA contact, with the net fair value of the TBA contracts recorded as $0.9 million in the accompanying consolidated balance sheets.
The table below presents our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 (dollars in thousands, except per share amounts):

	March 31, 2013	December 31, 2012
Balance Sheet Data:
Total agency and non-agency securities	$7,262,949	$7,048,445
Total assets	$9,363,347	$7,696,140
Repurchase agreements	$6,137,343	$6,245,791
Total liabilities	$7,933,520	$6,770,578
Total stockholders’ equity	$1,429,827	$925,562
Net asset value per common share	$24.25	$25.74
The following tables summarize certain characteristics of our securities portfolio by issuer and investment category as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,176,667	$5,128,606	$4,834,647	3.53%	2.54%
Freddie Mac	1,358,931	1,348,559	1,282,887	3.46%	2.68%
Agency total	6,535,598	6,477,165	6,117,534	3.51%	2.57%
Non-agency securities	727,351	632,178	1,050,021	1.66%	7.47%
Total	$7,262,949	$7,109,343	$7,167,555	3.24%	3.00%

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,325,187	$5,211,321	$4,939,592	3.40%	2.42%
Freddie Mac	1,041,855	1,018,449	965,074	3.57%	2.65%
Agency total	6,367,042	6,229,770	5,904,666	3.43%	2.46%
Non-agency securities	681,403	616,707	1,045,891	1.70%	7.47%
Total	$7,048,445	$6,846,477	$6,950,557	3.17%	2.91%

————————

(1)
The weighted average agency security yield incorporates an average future constant prepayment rate assumption of 8% and 9% as of March 31, 2013 and December 31, 2012, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency Securities
As detailed in the tables below, the weighted average agency security portfolio yield and coupon both increased slightly, while total weighted average projected CPR decreased by approximately 100 basis points from December 31, 2012 to March 31, 2013. These changes were consistent with a slight shift in our agency security allocation toward higher yield and coupon, and slower prepaying, 30-year securities. The following table summarizes certain characteristics of our agency securities portfolio by term and coupon as of March 31, 2013 (dollars in thousands):

	As of March 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$693,744	$693,498	$668,256	1.70%	9%
3.0%	375,056	369,750	354,346	2.03%	9%
3.5%	331,248	322,067	308,562	2.41%	11%
4.0%	308,569	303,449	284,150	2.20%	13%
4.5%	21,162	20,632	19,297	2.67%	13%
15-Year Total	1,729,779	1,709,396	1,634,611	2.00%	10%
20-Year
3.0%	24,427	24,684	23,411	2.11%	7%
3.5%	44,869	43,555	41,934	2.78%	9%
4.0%	7,869	7,754	7,374	2.77%	13%
5.0%	3,527	3,606	3,252	2.41%	14%
20-Year Total	80,692	79,599	75,971	2.55%	9%
30-Year
3.0%	348,550	349,082	339,001	2.64%	6%
3.5%	2,527,256	2,523,935	2,377,994	2.67%	7%
4.0%	1,684,250	1,654,747	1,540,654	2.90%	8%
4.5%	115,976	112,376	104,832	3.32%	9%
5.0%	49,095	48,030	44,471	3.36%	13%
30-Year Total	4,725,127	4,688,170	4,406,952	2.77%	8%
Total Agency Securities	$6,535,598	$6,477,165	$6,117,534	2.57%	8%
The percentage of our agency securities portfolio allocated to HARP and lower loan balance securities was 83% (not including our net long TBA position) as of March 31, 2013 (dollars in thousands):

	As of March 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$2,262,478	$2,244,429	$2,108,037	3.70%	2.75%	8%
Lower Loan Balance (2)	3,140,880	3,101,920	2,919,543	3.65%	2.62%	9%
Other	1,132,240	1,130,816	1,089,954	2.79%	2.07%	8%
Total	$6,535,598	$6,477,165	$6,117,534	3.51%	2.57%	8%
————————

(1)
HARP securities represent pools with loans refinanced under HARP that have original loan-to-value ratios greater than or equal to 80%. Our HARP securities had a weighted average LTV of 96% and 111% for 15-year and 30-year securities, respectively, as of March 31, 2013. Includes $691 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $99,000 and $91,000 for 15-year and 30-year securities, respectively, as of March 31, 2013.

The following table summarizes certain characteristics of our agency securities portfolio by term and coupon as of December 31, 2012 (dollars in thousands):

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$1,172,193	$1,165,844	$1,119,368	1.59%	10%
3.0%	341,883	333,689	320,239	2.04%	10%
3.5%	348,478	338,364	324,261	2.36%	13%
4.0%	324,555	319,339	299,077	2.14%	14%
4.5%	21,860	21,404	20,004	2.63%	13%
15-Year Total	2,208,969	2,178,640	2,082,949	1.87%	11%
20-Year
3.0%	64,642	64,667	61,355	2.20%	7%
3.5%	85,218	82,404	79,112	2.63%	11%
4.0%	8,840	8,619	8,230	2.68%	17%
5.0%	3,530	3,648	3,282	2.30%	15%
20-Year Total	162,230	159,338	151,979	2.40%	10%
30-Year
3.0%	279,669	279,470	265,647	2.36%	6%
3.5%	2,113,307	2,063,030	1,956,547	2.74%	8%
4.0%	1,429,633	1,381,735	1,291,383	2.90%	9%
4.5%	122,856	118,314	110,574	3.29%	10%
5.0%	50,378	49,243	45,587	3.27%	14%
30-Year Total	3,995,843	3,891,792	3,669,738	2.79%	8%
Total Agency Securities	$6,367,042	$6,229,770	$5,904,666	2.46%	9%
The percentage of our agency securities portfolio allocated to HARP and lower loan balance securities was 83% as of December 31, 2012 (dollars in thousands):

	As of December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$2,061,693	$2,011,805	$1,898,416	3.63%	2.71%	9%
Lower Loan Balance (2)	3,222,159	3,142,014	2,974,055	3.55%	2.54%	9%
Other	1,083,190	1,075,951	1,032,195	2.69%	1.78%	11%
Total	$6,367,042	$6,229,770	$5,904,666	3.43%	2.46%	9%
————————

(1)
HARP securities represent pools with loans refinanced under HARP that have original loan-to-value ratios greater than or equal to 80%. Our HARP securities had a weighted average LTV of 94% and 109% for 15-year and 30-year securities, respectively, as of December 31, 2012.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $97,000 for 15-year and 30-year securities, respectively, as of December 31, 2012.

The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013				As of December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$—	$—	—%	—%	$—	$—	—%	—%
Greater than three years and less than or equal to five years	1,114,245	1,093,883	2.18%	3.40%	1,759,226	1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	5,159,000	5,121,583	2.64%	3.56%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	262,353	261,699	2.74%	3.14%	123,307	122,667	2.52%	3.12%
Total	$6,535,598	$6,477,165	2.57%	3.51%	$6,367,042	$6,229,770	2.46%	3.43%
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
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 8.3% and 9.3% as of March 31, 2013 and December 31, 2012, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 7.7 years and 7.0 years as of March 31, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.9% of par value as of March 31, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
Most of our first quarter 2013 portfolio growth was in the form of a net long TBA position, given the favorable TBA dollar roll financing levels resulting from QE3. As of December 31, 2012, as a component of our risk management strategy, we had a net short TBA position and the TBA securities underlying the net short TBA contacts had a fair value of $(572.7) million.
The following tables summarize our TBA positions as of March 31, 2013 (dollars in thousands):

	March 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Dollar Roll Net Interest Spread (5)

15- Year
2.5%	$1,006,296	$1,039,469	$1,041,704	$2,235	2.15%
3.0%	155,000	162,576	162,895	319	1.38%
Subtotal	1,161,296	1,202,045	1,204,599	2,554	2.05%
30-Year
3.0%	1,821,191	1,877,362	1,868,489	(8,873)	2.80%
3.5%	845,571	885,770	891,395	5,625	2.52%
4.0%	494,099	524,621	526,214	1,593	1.11%
Subtotal	3,160,861	3,287,753	3,286,098	(1,655)	2.46%
Total	$4,322,157	$4,489,798	$4,490,697	$899	2.35%
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency securities.

(2)	Cost basis represents the forward price to be paid for the underlying agency securities.

(3)	Market value represents the current market value of the agency securities underlying the TBA contracts as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

(5)	Represents dollar roll income (or price drop) stated as a percent of the TBA cost basis on an annualized basis.
Non-Agency Investments
Non-agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of March 31, 2013 and December 31, 2012 (dollars in thousands):

As of March 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$118,550	$11,744	$(47)	$106,853	$(30,489)	$137,342	3.21%	7.02%
Alt-A	430,399	49,427	(262)	381,234	(221,851)	603,085	1.91%	7.42%
Option-ARM	70,601	15,669	—	54,932	(37,645)	92,577	0.60%	8.02%
Subprime	107,801	18,896	(254)	89,159	(127,858)	217,017	0.42%	7.91%
Total	$727,351	$95,736	$(563)	$632,178	$(417,843)	$1,050,021	1.66%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $16.0 million and $18.2 million fair value of prime and Alt-A non-agency securities, respectively, as of March 31, 2013.

As of December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%

————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.
The following table summarizes our non-agency securities by their estimated weighted average life classifications as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013				As of December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$122,611	$114,549	6.15%	2.00%	$90,919	$85,595	6.43%	1.53%
Greater than five years and less than or equal to seven years	261,603	230,191	7.33%	1.82%	324,394	290,640	7.96%	1.55%
Greater than seven years	343,137	287,438	8.11%	1.48%	266,090	240,472	7.24%	2.00%
Total	$727,351	$632,178	7.47%	1.66%	$681,403	$616,707	7.47%	1.70%
Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of March 31, 2013 and December 31, 2012, our non-agency securities have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. Credit ratings are based on the par value of the non-agency securities. However, the non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of March 31, 2013 and December 31, 2012:

Credit Rating (1)	March 31, 2013	December 31, 2012
BBB	2%	3%
BB	3%	2%
B	8%	8%
Below B	79%	79%
Not Rated	8%	8%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV's") of 76% and 72% as of March 31, 2013 and December 31, 2012, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTV's are calculated based on the original home values, we believe that current market-based LTV's would be significantly higher. Additionally, 21% and 22% of the mortgages underlying these securities as of March 31, 2013 and December 31, 2012, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 3% and 4% as of March 31, 2013 and December 31, 2012, respectively.
The following tables present the fair value and weighted average purchase price for each of our non-agency investment categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$118,550	$77.99	94	75%	732	11%	14%
Alt-A	430,399	62.90	90	75%	712	20%	11%
Option-ARM	70,601	59.59	89	74%	710	24%	12%
Subprime	107,801	42.04	81	81%	621	33%	11%
Total	$727,351	$60.59	89	76%	701	21%	12%

	As of December 31, 2012
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$113,351	$75.19	88	70%	733	12%	13%
Alt-A	403,522	62.18	87	72%	711	21%	13%
Option-ARM	68,861	59.59	86	74%	710	26%	10%
Subprime	95,669	39.36	76	75%	621	33%	9%
Total	$681,403	$59.11	85	72%	702	22%	12%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of March 31, 2013 and December 31, 2012:

	% of Non-Agency Portfolio
	March 31, 2013	December 31, 2012
California	36%	37%
Florida	11%	11%
Virginia	6%	5%
New York	5%	4%
Maryland	4%	4%
Total	62%	61%

Repurchase Financing and Hedging
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013			As of December 31, 2012
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
30 days or less	$392,806	0.59%	12	$219,854	0.96%	14
31 - 60 days	1,242,685	0.52%	21	1,361,948	0.60%	21
61 - 90 days	1,451,609	0.59%	41	1,699,034	0.57%	44
91 - 180 days	1,658,074	0.47%	72	2,326,863	0.54%	56
Greater than 180 days	1,392,169	0.48%	188	638,092	0.52%	115
Total	$6,137,343	0.52%	77	$6,245,791	0.57%	50
As of March 31, 2013 and December 31, 2012, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

March 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$600,000	$(5,569)	0.83%	0.29%	2.1
Greater than 3 years and less than 5 years	1,165,000	(22,974)	1.17%	0.29%	4.3
Greater than 5 years and less than 7 years	1,150,000	(16,167)	1.44%	0.30%	6.0
Greater than 7 years	2,075,000	(17,195)	2.00%	0.30%	9.3
Total	$4,990,000	$(61,905)	1.54%	0.30%	6.5

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes a swap with an aggregate notional of $1.7 billion with deferred start dates within four months from March 31, 2013.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

The following tables present certain information about our interest rate swaption agreements as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$1,030	$102	0.1	$150,000	2.17%	7.0
Greater than 3 months and less than 12 months	14,835	9,945	0.8	875,000	2.47%	8.4
Greater than 12 months	25,240	25,111	2.5	1,000,000	3.12%	7.8
Total	$41,105	$35,158	1.6	$2,025,000	2.77%	8.0

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

RESULTS OF OPERATIONS
The table below presents our consolidated statement of operations for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Agency securities	$40,183	$15,306
Non-agency securities	11,293	1,271
Other	91	25
Interest expense	(8,036)	(1,664)
Net interest income	43,531	14,938

Other gains (losses):
Realized gain on agency securities, net	8,674	5,971
Realized gain on non-agency securities, net	1,419	—
Realized loss on periodic settlements of interest rate swaps, net	(7,734)	(1,041)
Realized gain (loss) gain on other derivatives and securities, net	(2,448)	562
Unrealized gain (loss) gain on agency securities, net	(78,840)	4,006
Unrealized gain on non-agency securities, net	30,478	2,411
Unrealized gain and net interest income on Linked Transactions, net	—	3,384
Unrealized loss on other derivatives and securities, net	(15,251)	(6,785)
Total other gains (losses), net	(63,702)	8,508

Expenses:
Management fees	4,444	1,082
General and administrative expenses	1,777	1,035
Total expenses	6,221	2,117

Income (loss) before excise tax	(26,392)	21,329
Excise tax	177	9
Net income (loss)	$(26,569)	$21,320

Weighted average number of common shares outstanding—basic and diluted	47,469	11,724

Net income (loss) per common share—basic and diluted	$(0.56)	$1.82

Interest Income and Asset Yields
The table below presents the weighted average yield for our agency and non-agency securities for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income (1)
Agency securities	$6,012,033	2.67%	$40,183	$1,967,996	3.11%	$15,306
Non-agency securities	618,957	7.30%	11,293	107,491	8.05%	2,162
Total	$6,630,990	3.11%	$51,476	$2,075,487	3.37%	$17,468
——————

(1)	For the three months ended March 31, 2012, interest income from non-agency securities includes $0.9 million of interest income on securities classified as Linked Transactions.

While average yield was 0.26% lower during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, interest income increased due to significantly higher average investment balances as a result of issuances of common stock during 2012 and the first quarter of 2013. Our interest income does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations. The following is a summary of the impact of changes in the principal elements of interest income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013 vs. March 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Yield
Agency securities	$24,877	$26,716	$(1,839)
Non-agency securities	9,131	9,313	(182)
Total	$34,008	$36,029	$(2,021)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
We amortize premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 8% and 9% as of March 31, 2013 and December 31, 2012, respectively. The actual CPR realized for individual agency securities in our investment portfolio was approximately 6.3% and 5.7% for the three months ended March 31, 2013 and 2012, respectively.
Interest income from our agency securities is net of premium amortization expense of $8.9 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $2 million of "catch up" premium amortization benefit during the three months ended March 31, 2013. The amortized cost basis of our agency securities portfolio was 105.9% and 105.5% of par value, and the net unamortized premium balance of our aggregate agency securities portfolio was $359.6 million and $325.1 million, as of March 31, 2013 and December 31, 2012, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit loses and other factors. Interest income from our non-agency securities, including those non-agency securities underlying Linked Transactions, includes discount accretion of $7.1 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The weighted average cost basis of the non-agency portfolio was 60% of par as of March 31, 2013. The total net discount remaining was $417.8 million as of March 31, 2013 with $291.2 million designated as credit reserves as of March 31, 2013.
Leverage
Our leverage was 4.3x and 6.7x our stockholders’ equity as of March 31, 2013 and December 31, 2012, respectively. When adjusted for the net payables and receivables for unsettled securities and our net long TBA position, our leverage ratio was 7.4x and 6.7x our stockholders’ equity as of March 31, 2013 and December 31, 2012, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our balance sheet. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March, 31, 2012 (dollars in thousands):

	Repurchase Agreements (1)			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.56%	0.52%	4.9x	4.3x	7.4x
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.56%	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.50%	0.51%	6.9x	6.7x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.46%	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.39%	0.41%	6.8x	7.4x	7.6x
————————

(1)	Includes repurchase agreements within Linked Transactions, at fair value, on the consolidated balance sheet.

(2)
Average leverage for the period was calculated by dividing our daily weighted average repurchase agreements (including those within Linked Transactions) by our average month-ended stockholders’ equity for the period.

(3)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements by our stockholders’ equity at period end.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our repurchase agreements, the cost basis (or contract price) of our net long TBA position and net payables and receivables for unsettled securities by our total stockholders’ equity at period end.

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2013, we had a net long TBA position with a notional value of $4.3 billion and an underlying cost basis of $4.5 billion. Our total at risk leverage including the effect of net long TBA positions is shown as the adjusted leverage as of period end in the table above.
Interest Expense and Cost of Funds
Interest expense of $8.0 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively, was comprised of interest expense on our repurchase agreements. We also incurred $0.2 million of expense for repurchase agreements reported as Linked Transactions, which is included in unrealized gain and net interest income on Linked Transactions, net on our consolidated statement of operations for the three months ended March 31, 2012. In addition, we recorded expense for our net periodic interest settlements related to our interest rate swaps of $7.7 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The table below presents our average cost of funds for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013			2012
	Average Balance / Notional	Percentage (1)	Cost of Funds (2)	Average Balance / Notional	Percentage (1)	Cost of Funds (2)(3)
Repurchase agreements	$5,832,005	0.56%	$8,036	$1,894,945	0.39%	$1,847
Interest rate swaps	$4,052,500	0.54%	7,734	$1,216,250	0.22%	1,041
Total		1.10%	$15,770		0.61%	$2,888
————————

(1)	Percent of our average repurchase agreements annualized.

(2)	Our cost of funds excludes any impacts from other supplemental hedges such as treasury securities and swaptions.

(3)
For the three months ended March 31, 2012, repurchase agreement interest expense includes $0.2 million of interest expense on repurchase agreements related to securities underlying Linked Transactions.

The period-over-period increase in our adjusted cost of funds was largely attributable to the increase in our average repurchase agreements balances outstanding, higher repurchase agreement financing ("repo") rates and a higher weighted average pay rate on our interest rate swaps. The increase in repurchase agreement rates was associated with longer maturities resulting from extending the average original days-to-maturity of our repo funding to 108 days as of March 31, 2013 from 74 days as of March 31, 2012. Our cost of funds does not include the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the impact of changes in the principal elements of our total adjusted interest expense and cost of funds for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013 vs. March 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Rate
Repurchase agreements	$6,189	$5,116	$1,073
Interest rate swaps	6,693	4,122	2,571
Total adjusted net interest expense and cost of funds	$12,882	$9,238	$3,644
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
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

The following table is a summary of our net realized gains and losses on agency securities for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Proceeds from agency securities sold	$1,873,234	$571,428
Increase (decrease) in receivable for agency securities sold	121,816	(198,598)
Less agency securities sold, at cost	(1,986,376)	(366,859)
Net realized gains on sale of agency securities	$8,674	$5,971

Gross realized gains on sale of agency securities	$14,627	$5,971
Gross realized losses on sale of agency securities	(5,953)	—
Net realized gains on sale of agency securities	$8,674	$5,971
The following table is a summary of our net realized gains and losses on non-agency securities for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Proceeds from non-agency securities sold	$11,425	$—
Less: non-agency securities sold, at cost	(10,006)	—
Net realized gains on sale of non-agency securities	$1,419	$—

Gross realized gains on sale of non-agency securities	$1,419	$—
Gross realized losses on sale of non-agency securities	—	—
Net realized gains on sale of non-agency securities	$1,419	$—

Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Realized loss on periodic settlements of interest rate swaps, net	$(7,734)	$(1,041)
Realized gain (loss) on other derivatives and securities:
Interest rate swaptions	$(2,156)	$—
TBA securities	31	(2,936)
U.S Treasury securities sold short	(323)	3,763
U.S Treasury securities	—	(265)
Total realized gain (loss) on other derivatives and securities, net	$(2,448)	$562
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$3,857	$(2,056)
Interest rate swaps	(1,915)	(5,271)
Interest rate swaptions	(712)	(413)
U.S Treasury securities sold short	(16,481)	955
Total unrealized loss on other derivatives and securities, net	$(15,251)	$(6,785)
Unrealized gain (loss) and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$—	$2,675
Interest income on non-agency securities within Linked Transactions	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$—	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.4 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.
General and administrative expenses were $1.8 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our operating expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.1% and 3.0%, respectively, for the three months ended March 31, 2013 and 2012, respectively.

Dividends and Income Taxes

We had estimated taxable income of $37.8 million and $18.3 million (or $0.80 and $1.56 per common share) for the three months ended March 31, 2013 and 2012, respectively. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$(26,569)	$21,320
Book to tax differences:
Unrealized (gains) and losses, net
Agency securities	78,840	(4,006)
Non-agency securities	(30,478)	(2,411)
Non-agency securities underlying Linked Transactions	—	(2,675)
Derivatives and other securities	15,251	6,785
Premium amortization, net	1,864	(265)
Realized gains, net	(1,360)	(486)
Other	206	23
Total book to tax difference	64,323	(3,035)
Estimated taxable income	$37,754	$18,285

Weighted average number of common shares outstanding - basic and diluted	47,469	11,724

Estimated taxable income per common share	$0.80	$1.56
Estimated taxable income per share was $0.76 per share lower for the first quarter of 2013 than for the first quarter of 2012, due mainly to reduced average leverage related to 2013 dollar roll investments, and $0.33 per share less in realized gains on sales of agency securities.
We declared dividends of $0.90 per share for the three months ended March 31, 2013 and 2012. We expect to distribute our remaining fiscal year 2012 taxable income during 2013, subject to the spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. As of March 31, 2013, we had an estimated $26.6 million (or $0.45 per share) of undistributed taxable income, net of the dividend payable as of March 31, 2013 of $53.1 million.

Key Statistics

The table below presents key statistics for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Ending agency securities, at fair value	$6,535,598	$3,844,747
Ending agency securities, at cost	$6,477,165	$3,826,924
Ending agency securities, at par	$6,117,534	$3,674,668
Average agency securities, at cost	$6,012,033	$1,967,996
Average agency securities, at par	$5,692,708	$1,872,616

Ending non-agency securities, at fair value (1)	$727,351	$180,786
Ending non-agency securities, at cost (1)	$632,178	$177,992
Ending non-agency securities, at par (1)	$1,050,021	$286,229
Average non-agency securities, at cost (1)	$618,957	$107,491
Average non-agency securities, at par (1)	$1,040,534	$182,900

Net long TBA position - as of period end, at fair value	$4,490,697	NM
Average TBA dollar roll position, at cost	$746,793	NM

Average total assets, at fair value	$8,222,549	$2,269,192
Average repurchase agreements (1)	$5,832,005	$1,894,945
Average stockholders' equity	$1,180,931	$279,490

Average coupon (2)	3.17%	3.64%
Average asset yield (2)	3.11%	3.36%
Average cost of funds (3)	1.10%	0.61%
Average net interest rate spread	2.01%	2.75%
Average net interest rate spread, including estimated TBA dollar roll income (4)	2.27%	NM
Average actual CPR for agency securities held during the period	6.3%	5.7%
Average projected life CPR for agency securities as of period end	8.3%	7.3%

Leverage- average during the period (5)	4.9x	6.8x
Leverage- average during the period, including average TBA dollar roll position	5.6x	NM
Leverage- as of period end (6)	4.3x	7.6x
Leverage- as of period end, including net TBA position	7.4x	NM

Expenses % of average total assets	0.3%	0.4%
Expenses % of average stockholders' equity	2.1%	3.0%
Net book value per common share as of period end	$24.25	$21.78
Dividends declared per common share	$0.90	$0.90
Net return (loss) on average stockholders' equity	(9.1)%	30.6%
————————

*	Average numbers for each period are weighted based on days on the Company's books and records. All percentages are annualized.
NM = Not meaningful. Prior to the first quarter of 2013, the Company's net TBA position consisted of short TBAs used for hedging purposes.

(1)
If the Company purchases investment securities and finances the purchase with a repurchase agreement with the same counterparty that is entered into simultaneously or in contemplation of the purchase, the purchase commitment and repurchase agreement are recorded net for GAAP purposes on the financial statements as a derivative (“Linked Transaction”). As of March 31, 2013, the Company had no Linked Transactions.

(2)	Weighted average coupon and asset yields include securities classified as Linked Transactions on the consolidated balance sheet.

(3)	Weighted average cost of funds includes interest expense on repurchase agreements underlying Linked Transactions and periodic settlements of interest rate swaps.

(4)
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

(5)
Leverage during the period was calculated by dividing the Company's daily weighted average repurchase agreements (including those related to Linked Transactions), for the period by the Company's average month-ended stockholders' equity for the period.

(6)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's repurchase agreements, the amount outstanding under repurchase agreements recorded as Linked Transactions and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end.

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
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Agency securities	$40,183	$15,306
Non-agency securities and other	11,384	1,296
Interest expense	(8,036)	(1,664)
Net interest income	43,531	14,938
Net interest income on non-agency securities underlying Linked Transactions	—	708
Realized loss on periodic settlements of interest rate swaps, net	(7,734)	(1,041)
Adjusted net interest income	35,797	14,605
Operating expenses	(6,221)	(2,117)
Net spread income	$29,576	$12,488

Weighted average number of common shares outstanding - basic and diluted	47,469	11,724

Net spread income per common share – basic and diluted	$0.62	$1.07

The period-over-period decline in net spread income per common share is primarily a function of margin compression due to lower asset yields and higher cost of funds, and the first quarter 2013 increase in dollar roll investments that do not impact net spread income. Net spread income does not include TBA dollar roll income of $8.0 million, or $0.17 per common share, for the three months ended March 31, 2013. During the three months ended March 31, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.

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

Follow-on Common Stock Offerings
During the three months ended March 31, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,880
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2013, we made no open market purchases of shares of our common stock, and as of March 31, 2013 approximately $43 million of our shares of common stock remain authorized for repurchase.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2013.

Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled securities, our leverage ratio was 4.3x and 6.7x the amount of our stockholders’ equity as of March 31, 2013 and December 31, 2012, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We had repurchase agreements with 29 financial institutions as of March 31, 2013. In addition, less than 5% of our equity was at risk with any one counterparty, with the top five counterparties representing less than 17% of our equity at risk as of March 31, 2013.
As of March 31, 2013, borrowings of $5.8 billion and $370.5 million, with weighted average remaining days to maturity of 80 and 30, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2013. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2013.

	As of March 31, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	18	54%
Asia	5	18%
Europe	6	28%
Total	29	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities held as collateral as of March 31, 2013, were 5% and 32%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended March 31, 2013.
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

As of March 31, 2013, we have met all margin requirements and had unrestricted cash and cash equivalents of $311.3 million and unpledged securities of $604.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2013.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to help manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of TBA agency securities, interest rate swaptions, and other instruments.
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2013 and the related activity for the period ended March 31, 2013.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2013, our total "at risk" leverage, net of unsettled securities, was 7.4x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take physical delivery of the underlying securities. If we were required to take physical delivery, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2013, the cost basis and fair value of the securities underlying our net long TBA position were both $4.5 billion.

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2013, approximately 89% of our agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption “Risk Factors” described in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.
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
Changes in the general level of interest rates, including both parallel and non-parallel interest rate moves, can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the general level of interest rates can also affect our periodic settlements of interest rate swaps and the value of our interest rate swaps which impact our net income. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of
March 31, 2013. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our analysis, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 basis points	(6.8)%	(1.7)%	(9.2)%
+50 basis points	(3.2)%	(0.6)%	(3.3)%
-50 basis points	3.0%	(0.4)%	(2.1)%
-100 basis points	(5.6)%	(2.4)%	(12.8)%
————————

(1)
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of March 31, 2013. Includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

(2)     Includes the effect of derivatives.
(3)    Estimated change in portfolio value expressed as a percent of the total fair value of our investment portfolio as of March 31, 2013.

(4)	Estimated change in net asset value expressed as a percent of stockholders' equity as of March 31, 2013.

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
Spread Risk

When the market spread between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as "spread risk" or "basis risk". The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, non-agency securities and cash. As of March 31, 2013, we had unrestricted cash and cash equivalents of $311.3 million and unpledged securities of $604.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
We are exposed to credit risk related to our non-agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. There is no guarantee our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended March 31, 2013.

PART II
Item 3. Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 10, 2013