Form 10-Q
period 2013-06-30
American Capital Mortgage Investment Corp.
filed 2013-08-08
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2013 was 56,070,658.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $7,273,237 and $6,276,993, respectively)	$7,777,532	$6,367,042
Non-agency securities, at fair value (including pledged securities of $733,963 and $545,665, respectively)	930,647	681,403
Treasury securities, at fair value (including pledged securities of $390,014 and $0, respectively)	1,002,784	—
Cash and cash equivalents	316,975	157,314
Restricted cash and cash equivalents	45,869	28,493
Interest receivable	23,815	18,265
Derivative assets, at fair value	237,514	23,043
Receivable for securities sold	162,571	—
Receivable under reverse repurchase agreements	1,216,596	418,888
Other assets	194	1,692
Total assets	$11,714,497	$7,696,140
Liabilities:
Repurchase agreements	$7,978,748	$6,245,791
Payable for agency and non-agency securities purchased	542,865	—
Payable for U.S. Treasury securities purchased	498,867	—
Derivative liabilities, at fair value	90,703	63,726
Dividend payable	44,857	32,368
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,181,829	421,077
Accounts payable and other accrued liabilities	107,903	7,616
Total liabilities	10,445,772	6,770,578
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 56,071 and 35,964 shares issued and outstanding, respectively	561	360
Additional paid-in capital	1,293,824	772,008
Retained earnings (deficit)	(25,660)	153,194
Total stockholders’ equity	1,268,725	925,562
Total liabilities and stockholders’ equity	$11,714,497	$7,696,140
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$51,053	$30,321	$91,236	$45,627
Non-agency securities	12,731	4,298	24,024	5,569
Other	143	76	234	101
Interest expense	(9,113)	(4,786)	(17,149)	(6,450)
Net interest income	54,814	29,909	98,345	44,847

Other gains (losses):
Realized gain (loss) on agency securities, net	(20,979)	17,096	(12,305)	23,067
Realized gain on non-agency securities, net	8,307	—	9,726	—
Realized loss on periodic settlements of interest rate swaps, net	(10,045)	(3,815)	(17,779)	(4,856)
Realized gain (loss) on other derivatives and securities, net	23,865	(17,387)	21,417	(16,825)
Unrealized gain (loss) on agency securities, net	(292,864)	65,511	(371,704)	69,517
Unrealized gain (loss) on non-agency securities, net	(23,751)	(1,023)	6,727	1,388
Unrealized gain and net interest income on Linked Transactions, net	—	—	—	3,384
Unrealized gain (loss) on other derivatives and securities, net	213,307	(54,397)	198,056	(61,182)
Total other gains (losses), net	(102,160)	5,985	(165,862)	14,493

Expenses:
Management fees	5,079	2,606	9,523	3,688
General and administrative expenses	1,928	1,059	3,705	2,094
Total expenses	7,007	3,665	13,228	5,782

Income (loss) before excise tax	(54,353)	32,229	(80,745)	53,558
Excise tax	—	—	177	9
Net income (loss)	$(54,353)	$32,229	$(80,922)	$53,549

Net income (loss) per common share—basic and diluted	$(0.94)	$1.15	$(1.53)	$2.69

Weighted average number of common shares outstanding—basic and diluted	57,982	28,129	52,754	19,927

Dividends declared per common share	$0.80	$0.90	$1.70	$1.80
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	53,549	53,549
Issuance of common stock	—	—	26,250	263	579,822	—	580,085
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	36	—	36
Common dividends declared	—	—	—	—	—	(41,647)	(41,647)
Balance, June 30, 2012	—	$—	36,262	$363	$778,896	$21,565	$800,824

Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(80,922)	(80,922)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Issuance of restricted stock	—	—	8	—	—	—	—
Repurchase of common stock	—	—	(2,901)	(29)	(61,933)	—	(61,962)
Stock-based compensation	—	—	—	—	64	—	64
Common dividends declared	—	—	—	—	—	(97,932)	(97,932)
Balance, June 30, 2013	—	$—	56,071	$561	$1,293,824	$(25,660)	$1,268,725
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80,922)	$53,549
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	18,310	10,999
Accretion of net discount on non-agency securities	(14,860)	(4,389)
Unrealized loss (gain) on securities and derivatives, net	166,921	(12,398)
Realized loss (gain) on agency securities, net	12,305	(23,067)
Realized gain on non-agency securities, net	(9,726)	—
Realized loss (gain) on derivatives and securities, net	(3,638)	16,825
Stock-based compensation	64	36
Increase in interest receivable	(5,550)	(11,069)
Decrease in other assets	1,498	32
Increase in accounts payable and other accrued liabilities	100,287	1,024
Net cash flows from operating activities	184,689	31,542
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(5,334,660)	(5,411,166)
Purchases of non-agency securities	(377,817)	(260,933)
Purchases of non-agency securities underlying Linked Transactions	—	(6,589)
Proceeds from sale of agency securities	3,280,218	1,372,628
Proceeds from sale of non-agency securities	119,379	—
Principal collections on agency securities	613,640	176,961
Principal collections on non-agency securities	48,794	12,096
Principal collections on non-agency securities underlying Linked Transactions	—	1,987
Net payments of reverse repurchase agreements	(797,708)	(230,913)
Purchases of U.S. Treasury securities	(3,083,211)	(2,221,881)
Proceeds from sale of U.S. Treasury securities	3,374,577	2,451,425
Payment of premiums for interest rate swaptions	(19,115)	(6,663)
Increase in restricted cash and cash equivalents	(17,376)	(17,278)
Net payments on other derivatives	(1,216)	(14,070)
Net cash flows used in investing activities	(2,194,495)	(4,154,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(85,443)	(17,016)
Proceeds from common stock offerings, net of offering costs	583,915	580,085
Net payments for repurchase of common shares	(61,962)	—
Proceeds from repurchase agreements	24,737,105	12,610,077
Repayments on repurchase agreements	(23,004,148)	(8,956,409)
Proceeds from repurchase agreements underlying Linked Transactions	—	91,735
Repayments of repurchase agreements underlying Linked Transactions	—	(89,077)
Net cash flows from financing activities	2,169,467	4,219,395
Net increase in cash and cash equivalents	159,661	96,541
Cash and cash equivalents at beginning of the period	157,314	57,428
Cash and cash equivalents at end of period	$316,975	$153,969
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$—	$58,061
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$39,212
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of American Capital Mortgage Investment Corp. (referred to throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Our interim unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC. As of June 30, 2013, there has been no activity in American Capital Mortgage Investment TRS, LLC.

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
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives, mortgage servicing rights and other mortgage-related investments.
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
We recognize all derivatives instruments as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the investing section for derivatives not designated in hedging relationships.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 15 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter ("OTC") market and may be centrally cleared through a registered commodities exchange (“centrally cleared swaps”).
We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using a forward yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

We value centrally cleared swaps at the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
The payment of periodic settlements of net interest on interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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

Interest rate swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
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
Forward commitments to purchase or sell specified securities
We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified security and settlement extends beyond the period generally established by regulation or convention for that type of security. Realized gains and losses associated with forward commitments are recognized in the line item realized gain (loss) on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations. We estimate the fair value of forward commitments to purchase or sell specified mortgage-backed securities based on methods used to value our mortgage-backed securities, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures are recognized in realized gain (loss) on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.
Note 4. Agency Securities
The following tables summarize our investments in agency securities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$6,232,278	$1,365,180	$7,597,458
Unamortized premium	343,534	70,972	414,506
Amortized cost	6,575,812	1,436,152	8,011,964
Gross unrealized gains	3,244	222	3,466
Gross unrealized losses	(191,865)	(46,033)	(237,898)
Fixed-rate agency securities, at fair value	$6,387,191	$1,390,341	$7,777,532

Weighted average coupon as of June 30, 2013	3.41%	3.47%	3.42%
Weighted average yield as of June 30, 2013	2.60%	2.75%	2.63%
Weighted average yield for the three months ended June 30, 2013	2.78%	2.89%	2.80%
Weighted average yield for the six months ended June 30, 2013	2.71%	2.87%	2.74%

	December 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Agency securities, par	$4,939,592	$965,074	$5,904,666
Unamortized premium	271,729	53,375	325,104
Amortized cost	5,211,321	1,018,449	6,229,770
Gross unrealized gains	114,750	23,543	138,293
Gross unrealized losses	(884)	(137)	(1,021)
Fixed-rate agency securities, at fair value	$5,325,187	$1,041,855	$6,367,042

Weighted average coupon as of December 31, 2012	3.40%	3.57%	3.43%
Weighted average yield as of December 31, 2012	2.42%	2.65%	2.46%

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of June 30, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in thousands):

	June 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Greater than three years and less than or equal to five years	$505,758	$527,630	2.77%	3.12%	$1,759,226	$1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	7,129,395	7,340,705	2.62%	3.43%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	142,379	143,629	2.43%	4.18%	123,307	122,667	2.52%	3.12%
Total	$7,777,532	$8,011,964	2.63%	3.42%	$6,367,042	$6,229,770	2.46%	3.43%
As of June 30, 2013 and December 31, 2012, none of our agency securities had a weighted average life of less than 3 years. As of June 30, 2013 and December 31, 2012, the weighted average life of our agency security portfolio was 6.3 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of June 30, 2013 and December 31, 2012, our weighted average expected conditional prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 6% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency securities during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from agency securities sold	$1,406,984	$801,200	$3,280,218	$1,372,628
Increase in receivable for agency securities sold	40,755	361,573	162,571	162,975
Less agency securities sold, at cost	(1,468,718)	(1,145,677)	(3,455,094)	(1,512,536)
Net realized gains (losses) on sale of agency securities	$(20,979)	$17,096	$(12,305)	$23,067

Gross realized gains on sale of agency securities	$4,096	$17,115	$18,723	$23,086
Gross realized losses on sale of agency securities	(25,075)	(19)	(31,028)	(19)
Net realized gains (losses) on sale of agency securities	$(20,979)	$17,096	$(12,305)	$23,067

Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,892,926	$1,378,518	$7,271,444
Accrued interest on pledged agency securities	15,071	3,222	18,293
Under Derivative Agreements
Fair value	1,793	—	1,793
Accrued interest on pledged agency securities	6	—	6
Total Fair Value of Agency Securities Pledged and Accrued Interest	$5,909,796	$1,381,740	$7,291,536

	December 31, 2012
Agency Securities Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,919,044	$283,882	$6,202,926
Accrued interest on pledged agency securities	15,662	774	16,436
Under Derivative Agreements
Fair value	68,072	5,995	74,067
Accrued interest on pledged agency securities	183	18	201
Total Fair Value of Agency Securities Pledged and Accrued Interest	$6,002,961	$290,669	$6,293,630
——————

(1)	Agency securities pledged do not include pledged amounts of $162.3 million under repurchase agreements related to agency securities sold but not yet settled as of June 30, 2013.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,247,423	$2,317,271	$5,765	$2,318,609	$2,266,686	$6,401
31 - 59 days	1,527,592	1,579,501	3,902	1,968,955	1,924,329	5,145
60 - 90 days	2,074,791	2,135,097	5,240	1,511,192	1,481,403	3,837
Greater than 90 days	1,421,638	1,467,692	3,386	404,170	396,497	1,053
Total	$7,271,444	$7,499,561	$18,293	$6,202,926	$6,068,915	$16,436

As of June 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by agency securities were due on demand or mature overnight.

Note 5. Non-Agency Securities
The following tables summarize our non-agency security investments as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$168,741	$11,288	$(4,035)	$161,488	$(230,674)	$392,162	1.96%	6.18%
Alt-A	521,867	45,084	(5,778)	482,561	(235,030)	717,591	1.71%	7.51%
Option-ARM	88,073	12,267	(2,018)	77,824	(40,708)	118,532	0.48%	8.39%
Subprime	151,966	17,998	(3,383)	137,351	(134,583)	271,934	0.43%	8.22%
Total	$930,647	$86,637	$(15,214)	$859,224	$(640,995)	$1,500,219	1.45%	7.45%
————————

(1)	Weighted average coupon rates are floating, except for $15.4 million and $25.5 million fair value of prime and Alt-A non-agency securities, respectively, as of June 30, 2013.

(2)	Prime non-agency securities include interest only investments with a fair value of $10.9 million and a current face value of $215.1 million.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%

————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.
The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$205,933	$193,498	6.78%	1.96%	$90,919	$85,595	6.43%	1.53%
Greater than five years and less than or equal to seven years	563,331	509,495	8.03%	1.32%	324,394	290,640	7.96%	1.55%
Greater than seven years	161,383	156,231	6.38%	1.38%	266,090	240,472	7.24%	2.00%
Total	$930,647	$859,224	7.45%	1.45%	$681,403	$616,707	7.47%	1.70%

Our Prime securities include investments in securitization trusts issued between 2003 and 2013, with underlying prime mortgage loan collateral. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. The loans backing securities issued prior to 2009 were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Prime securities include $67.4 million in fair value of securities issued during 2013, with underlying mortgage loans that were originated in a period of fairly stringent underwriting. As of June 30, 2013, our Prime securities have both floating-rate and fixed-rate coupons ranging from 1.0% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.5% to 6.2%.

Our Alt-A securities include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized from 2010 to 2013 to add an additional layer of credit support. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of June 30, 2013, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.0% with weighted average coupons of underlying collateral ranging from 2.7% to 6.0%.

Our Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of June 30, 2013, our Option-ARM securities have coupons ranging from 0.4% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 3.4%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime securities include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated during 2003 and 2007 that were originally considered to be of lower credit quality. As of June 30, 2013, our Subprime securities have floating rate coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted-average coupons ranging from 4.2% to 7.9%.

More than 90% of our non-agency securities are rated below investment grade or have not been rated by credit agencies as of June 30, 2013.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from non-agency securities sold	$107,954	$—	$119,379	$—
Less: non-agency securities sold, at cost	(99,647)	—	(109,653)	—
Net realized gains on sale of non-agency securities	$8,307	$—	$9,726	$—

Gross realized gains on sale of non-agency securities	$9,288	$—	$10,707	$—
Gross realized losses on sale of non-agency securities	(981)	—	(981)	—
Net realized gains on sale of non-agency securities	$8,307	$—	$9,726	$—

Pledged Assets
Non-agency securities with a fair value of $734.0 million and $545.7 million were pledged as collateral under repurchase agreements as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by non-agency securities were due on demand or mature overnight.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2013 and December 31, 2012, we have met all margin call requirements and had no repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$684,085	0.73%	16	$219,854	0.96%	14
> 1 to ≤ 2 months	1,267,687	0.53%	21	1,361,948	0.60%	21
> 2 to ≤ 3 months	1,440,332	0.43%	40	1,699,034	0.57%	44
> 3 to ≤ 6 months	2,476,918	0.52%	63	2,326,863	0.54%	56
> 6 to ≤ 9 months	1,047,480	0.45%	91	534,512	0.50%	77
> 9 to ≤ 12 months	466,208	0.53%	225	103,580	0.62%	312
> 12 months	250,000	0.62%	1,037	—	—%	—
Total	7,632,710	0.52%	93	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
≤ 1 month	346,038	0.02%	5	—	—%	—
Total repurchase agreements	$7,978,748	0.49%	89	$6,245,791	0.57%	50
We had repurchase agreements with 30 and 29 financial institutions as of June 30, 2013 and December 31, 2012, respectively. In addition, less than 6% and 8% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 22% and 26% of our equity at risk as of June 30, 2013 and December 31, 2012, respectively.
We had agency securities with fair values of $7.3 billion and $6.2 billion and non-agency securities with fair values of $734.0 million and $545.7 million pledged as collateral against repurchase agreements, as of June 30, 2013 and December 31, 2012, respectively. Agency securities pledged do not include $162.3 million pledged under repurchase agreements related to securities sold but not yet settled as of June 30, 2013. As of June 30, 2013, borrowings of $7.1 billion and $530.8 million, with weighted average remaining days to maturity of 98 and 28, were secured by agency and non-agency securities, respectively.
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

The following table summarizes information about our outstanding derivatives and other securities for the six months ended June 30, 2013 (in thousands):

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,700,000	—	$5,640,000
Interest rate swaptions	$1,150,000	1,200,000	(275,000)	$2,075,000
TBA securities	$(522,188)	14,523,755	(13,880,758)	$120,809
U.S. Treasuries	$—	1,341,500	(310,000)	$1,031,500
U.S. Treasury futures	$—	100,000	(350,000)	$(250,000)
Short sales of U.S. Treasuries	$(425,000)	(2,775,000)	1,975,000	$(1,225,000)

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Interest rate swaps	$128,763	$519
Interest rate swaptions	81,768	21,944
TBA securities	19,796	580
U.S. Treasury futures	7,187	—
Derivative assets, at fair value	$237,514	$23,043

Interest rate swaps	$14,466	$60,188
TBA securities	76,237	3,538
Derivative liabilities, at fair value	$90,703	$63,726

The following tables summarize the effect of our outstanding derivatives on our consolidated statements of operations during the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,
	2013			2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(10,045)	$—	$179,433	$(3,815)	$—	$(48,319)
Interest rate swaptions	—	(1,276)	44,608	—	(271)	(4,516)
TBA securities	—	19,355	(57,385)	—	(13,411)	1,306
U.S. Treasuries	—	(1,070)	(10,651)	—	(12)	—
U.S. Treasury futures	—	2,703	7,187	—	—	—
Short sales of U.S. Treasuries	—	4,153	50,115	—	(3,693)	(2,868)
Total	$(10,045)	$23,865	$213,307	$(3,815)	$(17,387)	$(54,397)

	For the Six Months Ended June 30,
	2013			2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(17,779)	$—	$177,518	$(4,856)	$—	$(53,590)	$—
Interest rate swaptions	—	(3,432)	43,896	—	(271)	(4,929)	—
TBA securities	—	19,386	(53,528)	—	(16,347)	(750)	—
U.S. Treasuries	—	(1,070)	(10,651)	—	(277)	—	—
U.S. Treasury futures	—	2,703	7,187	—	—	—	—
Short sales of U.S. Treasuries	—	3,830	33,634	—	70	(1,913)	—
Linked Transactions	—	—	—	—	—	—	3,384
Total	$(17,779)	$21,417	$198,056	$(4,856)	$(16,825)	$(61,182)	$3,384
Interest Rate Swap Agreements
As of June 30, 2013 and December 31, 2012, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to ten years. As of June 30, 2013 and December 31, 2012, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		June 30, 2013		December 31, 2012
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$4,150,000	$128,763	$50,000	$519
Interest rate swap liabilities	Derivative liabilities, at fair value	1,490,000	(14,466)	2,890,000	(60,188)
		$5,640,000	$114,297	$2,940,000	$(59,669)

June 30, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$600,000	$(5,447)	0.83%	0.27%	1.9
Greater than 3 years and less than or equal to 5 years	1,215,000	1,036	1.18%	0.28%	4.1
Greater than 5 years and less than or equal to 7 years	1,200,000	21,488	1.43%	0.28%	5.8
Greater than 7 years	2,625,000	97,220	2.11%	0.28%	9.3
Total	$5,640,000	$114,297	1.63%	0.28%	6.6

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than or equal to 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than or equal to 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes swaps with an aggregate notional of $1.6 billion with deferred start dates within three months from June 30, 2013.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.
Interest rate swaps with a notional amount of $250.0 million and asset fair value of $0.9 million, and interest rate swaps with a notional amount of $100.0 million and liability fair value of $(0.7) million as of June 30, 2013 were centrally cleared on a registered exchange.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,545	$5,482	0.2	$200,000	2.16%	8.5
Greater than 3 months and less than or equal to 12 months	15,265	25,077	0.7	825,000	2.65%	8.2
Greater than 12 months	25,325	51,209	2.6	1,050,000	3.36%	8.0
Total	$43,135	$81,768	1.6	$2,075,000	2.96%	8.1

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than or equal to 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

TBA Securities
As of June 30, 2013 and December 31, 2012, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following table presents a summary of our long and short TBA positions as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
Purchase of TBA securities
Assets	$—	$—	$182,600	$580
Liabilities	1,461,581	(67,878)	572,134	(992)
Sale of TBA securities
Assets (3)	(1,194,654)	19,796	—	—
Liabilities	(146,118)	(8,359)	(1,276,922)	(2,546)
Total, net	$120,809	$(56,441)	$(522,188)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value and net carrying value of the TBA contract as of period-end.

(3)	Includes forward commitments to sell specified securities with a combined notional of $444.4 million and a net carrying value of $8.2 million.

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

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net during the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Coupon interest income	$—	$—	$—	$302
Discount accretion	—	—	—	590
Interest expense	—	—	—	(183)
Unrealized gain, net	—	—	—	2,675
Unrealized gain and net interest income on Linked Transactions, net	$—	$—	$—	$3,384
U.S. Treasury Securities and Futures
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with fair values of $1.2 billion and $421.1 million as of June 30, 2013 and December 31, 2012, respectively. The borrowed securities were collateralized by cash payments of $1.2 billion and $418.9 million as of June 30, 2013 and December 31, 2012, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. We had U.S. Treasury securities with a fair value of $1.0 billion and a face amount of $1.0 billion as of June 30, 2013, which is presented as Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $7.2 million and a face amount of $(250.0) million as of June 30, 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets. All changes in fair value of long and short U.S. treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, both we and our counterparties may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments is included in restricted cash and cash equivalents on our consolidated balance sheets.
Each of our ISDA Master Agreements and central clearing exchange agreements contains provisions pursuant to which we are required to fully collateralize our obligations under our interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our ISDA Master Agreements. We are also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 2% and 1% of our stockholders’ equity, as of June 30, 2013 and December 31, 2012, respectively.

In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract; however, the risk is considered minimal due to initial and daily exchange of mark to market margin requirements and the clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.

Note 8. Offsetting Assets and Liabilities

Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
June 30, 2013
Interest rate swaps and swaptions (1)	$210,531	$—	$210,531	$(13,250)	$(134,146)	$63,135
Receivable under reverse repurchase agreements	1,216,596	—	1,216,596	(1,107,580)	(103,896)	5,120
Total	$1,427,127	$—	$1,427,127	$(1,120,830)	$(238,042)	$68,255

December 31, 2012
Interest rate swaps and swaptions (1)	$22,463	$—	$22,463	$(13,250)	$—	$9,213
Receivable under reverse repurchase agreements	418,888	—	418,888	(418,888)	—	—
Total	$441,351	$—	$441,351	$(432,138)	$—	$9,213

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
June 30, 2013
Interest rate swaps (1)	$14,466	$—	$14,466	$(13,250)	$(1,216)	$—
Repurchase agreements	7,978,748	—	7,978,748	(1,107,580)	(6,871,168)	—
Total	$7,993,214	$—	$7,993,214	$(1,120,830)	$(6,872,384)	$—

December 31, 2012
Interest rate swaps (1)	$60,188	$—	$60,188	$(13,250)	$(46,938)	$—
Repurchase agreements	6,245,791	—	6,245,791	(418,888)	(5,826,903)	—
Total	$6,305,979	$—	$6,305,979	$(432,138)	$(5,873,841)	$—
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

The following tables present our financial instruments carried at fair value as of June 30, 2013 and December 31, 2012, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$7,777,532	$—	$7,777,532
Non-agency securities	—	778,681	151,966	930,647
U.S. Treasury securities	1,002,784	—	—	1,002,784
Derivative assets	—	237,514	—	237,514
Total financial assets	$1,002,784	$8,793,727	$151,966	$9,948,477

Liabilities
Derivative liabilities	$—	$90,703	$—	$90,703
Obligation to return securities borrowed under repurchase agreements	1,181,829	—	—	1,181,829
Total financial liabilities	$1,181,829	$90,703	$—	$1,272,532

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,367,042	$—	$6,367,042
Non-agency securities	—	585,734	95,669	681,403
Derivative assets	—	23,043	—	23,043
Total financial assets	$—	$6,975,819	$95,669	$7,071,488

Liabilities
Derivative liabilities	$—	$63,726	$—	$63,726
Obligation to return securities borrowed under repurchase agreements	421,077	—	—	421,077
Total financial liabilities	$421,077	$63,726	$—	$484,803
The following tables present a summary of the changes in fair value for the six months ended June 30, 2013 and 2012 of Level 3 assets carried at fair value as of June 30, 2013 and 2012 (in thousands):

For the Six Months Ended June 30, 2013
Non-Agency Securities
Balance as of December 31, 2012	$95,669

Unrealized gain	7,643
Unrealized loss	(5,212)
Total unrealized gain, net	2,431

Purchases of securities	60,115
Sales of securities	(3,518)
Principal repayments on securities	(5,908)
Discount accretion	3,177
Balance as of June 30, 2013	$151,966

	For the Six Months Ended June 30, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	1,302	827	2,129
Unrealized loss	(723)	—	(723)
Total unrealized gain, net	579	827	1,406

Purchases of securities	19,479	—	19,479
Principal repayments on securities	(1,362)	(291)	(1,653)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings underlying Linked Transactions	—	5,445	5,445
Discount accretion	804	159	963
Accrued interest on Linked Transactions	—	7	7
Balance as of June 30, 2012	$33,362	$—	$33,362
There were no transfers between hierarchy levels during the six months ended June 30, 2013 and 2012. Unrealized gains and losses on non-agency securities are included in the consolidated statements of operations in the line item unrealized gain (loss) on non-agency securities, net and unrealized gains and losses on Linked Transactions are included on the consolidated statements of operations in the line item unrealized gain and net interest income on Linked Transactions, net.
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
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our Subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 non-agency security fair values totaling $152.0 million as of June 30, 2013:

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default percentage	46%	57%	63%
Loss severity	38%	59%	69%
Discount rate	5.1%	6.3%	8.2%
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
The fair value of our obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. Both U.S. Treasury securities and our obligation to return borrowed U.S. Treasury securities are classified as Level 1 in the fair value hierarchy.
Note 10. Stockholders’ Equity
Equity Offerings
During the six months ended June 30, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of the Company's outstanding shares of common stock through December 31, 2013. During the three and six months ended June 30, 2013, we made open market purchases of 2.9 million shares of our common stock at an average net repurchase price of $21.34 per share, or $62.0 million. As of June 30, 2013 approximately $81.3 million remains authorized for repurchase of common stock.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2013.

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
EXECUTIVE OVERVIEW
We were incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our IPO. We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and CMOs structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include CMBS, commercial mortgage loans, mortgage-related derivatives, mortgage servicing rights and other mortgage-related investments.
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
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged portfolio of mortgage-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest rate, prepayment rate and credit risks;

•	preserve our net asset value within reasonable bands;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act.
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

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio and our convexity exposure. Duration is the estimated percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.
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

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities.

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
Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency and non-agency securities and benchmark interest rates. The inherent spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk. As Such, the value of our agency and non-agency securities and our net book value could decline.

The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
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
The Federal Reserve's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Federal Reserve has purchased an average of approximately $70 billion in agency securities per month during the first two quarters of 2013, representing nearly half of the average monthly gross issuance of fixed-rate agency MBS over this period.
Following the Federal Reserve's announcement of QE3, mortgage spreads relative to U.S. Treasury securities and interest rate swaps narrowed sharply and prices across the agency securities spectrum rose to at or near historical highs, with specified prepayment protected MBS significantly outperforming generic MBS as investors were focused on prepayment protection.
By early 2013, mortgage spreads had retracted some of their decline, but remained well below their historical average with both specified and generic MBS prices remaining at or near historical highs. However, during the first quarter of 2013, investor perceptions around the future of monetary policy began to shift as concerns grew around the timing and impact of the Federal Reserve's eventual withdrawal from the mortgage market. These concerns regarding the Federal Reserve's eventual withdrawal from the mortgage market, combined with generally stronger economic data, pushed interest rates higher and mortgage spreads returned to near pre-QE3 levels by the end of the second quarter. Price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during the period, as investor sentiment shifted from prepayment concerns to extension risk and "up rate" protection.
As previously noted, our risk management strategy is designed to protect against larger moves in interest rates and will generally not protect our assets against spread risk inherent in our business. Consequently, our economic hedges provided little protection against declining asset values seen during the first half of 2013 due to spread widening, but performed well against declines driven by the significant rise in long-term interest rates, with net unrealized gains on our interest rate swaps, interest rate swaptions and net-short U.S. treasury positions of $4.77 per share during the six months ended June 30, 2013.
As the Federal Reserve continues to deliberate the timing of a potential slowing or discontinuation of QE3 and as agency MBS investors react to changing expectations of the Federal Reserve's actions, we expect the MBS market will continue to experience significant volatility. Consequently, during the first two quarters of 2013, we took actions to rebalance the composition of our agency asset portfolio toward lower duration assets, which are less sensitive to changes in interest rates and mortgage spreads. In addition, we increased the size of our hedge portfolio to 106% of our repurchase agreements and net TBA position as of June 30, 2013. Collectively, these actions provide us with greater book value protection in a rising rate environment. However, in order to also mitigate the risk of a potential interest rate decline, we held approximately 74% of our agency mortgage investments, inclusive of our net TBA position, in pre-pay protected securities (i.e., securities backed by original loan balances of up to $150,000, referred to as "lower loan balance securities", and securities backed by 100% refinance loans with original loan-to-value ratios of greater than 80% originated under HARP, referred to as "HARP securities") as of June 30, 2013. Substantially all of our pre-pay protected agency securities as of June 30, 2013 were deliverable into TBA contracts and, therefore, had largely the same liquidity profile as generic agency securities. Further, our TBA deliverable securities had a weighted average pay-up across our fixed-rate assets, inclusive of our net TBA position, of approximately

0.21% as of June 30, 2013. Therefore, if pay-ups had declined to zero, it would have resulted in less than a 2% decline in our net asset value as of June 30, 2013. For further details of our portfolio composition as of June 30, 2013 refer to Financial Condition below. While we focus on maintaining a defensive posture in the current market environment, we expect that the combination of portfolio rebalancing actions and a higher hedge ratio will result in lower net spread income (net interest income, less periodic costs on interest rate swaps and operating expenses) over the short to intermediate-term as we prioritize protecting our net asset value and longer-term earnings potential over short-term profit maximization.
The table below summarizes interest rates and prices for generic agency MBS as of the end of each respective quarter since June 30, 2012.

Interest Rate / Security (1)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
LIBOR:
1-Month	0.19%	0.20%	0.21%	0.21%	0.25%
3-Month	0.27%	0.28%	0.31%	0.36%	0.46%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.36%	0.24%	0.25%	0.23%	0.30%
5-Year U.S. Treasury	1.39%	0.77%	0.72%	0.63%	0.72%
10-Year U.S. Treasury	2.49%	1.85%	1.76%	1.63%	1.65%
Interest Rate Swap Rates:
2-Year Swap Rate	0.51%	0.42%	0.39%	0.37%	0.55%
5-Year Swap Rate	1.57%	0.95%	0.86%	0.76%	0.97%
10-Year Swap Rate	2.70%	2.01%	1.84%	1.70%	1.78%
30-Year Fixed Rate MBS Price:
3.5%	$101.50	$105.58	$106.66	$107.25	$105.11
4.0%	$104.16	$106.61	$107.22	$107.75	$106.44
4.5%	$105.82	$107.73	$108.03	$108.25	$107.28
15-Year Fixed Rate MBS Price:
2.5%	$100.45	$103.75	$104.61	$105.13	$103.09
3.0%	$102.82	$105.17	$105.61	$106.00	$104.77
3.5%	$104.20	$106.03	$106.14	$106.41	$105.66
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
30-Year Lower Loan Balance (3):
3.0%	$—	$0.13	$0.69	$0.09	$—
3.5%	$0.22	$0.91	$1.64	$1.02	$0.75
4.0%	$0.91	$3.28	$4.19	$3.45	$2.00
30-Year HARP (4):
3.0%	$—	$0.07	$0.47	$0.06	$—
3.5%	$0.16	$0.70	$1.52	$1.00	$0.63
4.0%	$0.59	$2.85	$4.06	$3.25	$1.94
 ________________________

(1)	Source: Bloomberg and dealer indications

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

The following table summarizes recent prepayment trends for our agency investment portfolio and, for comparison, Fannie Mae 2011 30-year 4.0% fixed-rate generic mortgage-backed securities for the six months ended June 30, 2013.

	Agency Portfolio Actual CPR (1)	Fannie Mae 2011 30-year 4.0% Fixed Rate Universe (2)
January	6%	31%
February	7%	30%
March	6%	26%
April	7%	26%
May	9%	27%
June	8%	25%
_______________________

(1)	Weighted average actual one-month annualized Conditional Prepayment Rate ("CPR") released at the beginning of the month based on securities held as of the preceding month-end.

(2)	Source: JP Morgan

The market for legacy non-agency securities continued to perform well through May 2013, as positive developments in the US housing market coupled with limited supply and strong demand provided a firm foundation. However, during June 2013 non-agency securities pricing fell significantly due to concerns over potential monetary policy changes and significant bond fund outflows. Liquidity and funding have continued to improve during the first two quarters of 2013, but remain highly dependent on broader macroeconomic factors and will be impacted if economic trends both here and abroad deteriorate from expectations. Further, central bank policies continue to play an important part in the global demand for higher yielding assets and any unexpected change in these policies could also have a negative impact on the value of non-agency securities. As such, we will continue our cautious selective approach to growing our non-agency portfolio.

In terms of new mortgage credit supply, there have been some recent positive developments although the overall size remains extremely small. The Federal Housing Finance Agency ("FHFA") has set a target of $60 billion in notional credit risk transactions this year for the GSEs, which should help define where private capital is willing to participate in some of the GSE credit risk. Away from the GSEs, the private label RMBS market has also increased with new issuances in the first two quarters of 2013 of approximately $8.4 billion, more than doubling last year's total. We are optimistic that these trends will continue to provide a larger market for non-agency assets as housing finance eventually transitions away from the government. However, this process will likely remain fairly slow.
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

FINANCIAL CONDITION
As of June 30, 2013, our investment portfolio with a fair value of $8.8 billion consisted of $7.8 billion of agency MBS, $90.8 million in net long TBA positions, and $930.6 million of non-agency securities. Our investment portfolio grew $1.8 billion from $7.0 billion as of December 31, 2012 following the completion of a follow-on public offering of 23.0 million shares of our common stock for net proceeds of $583.9 million.
The table below presents our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands, except per share amounts):

	June 30, 2013	December 31, 2012
Balance Sheet Data:
Total agency and non-agency securities	$8,708,179	$7,048,445
Total assets	$11,714,497	$7,696,140
Repurchase agreements	$7,978,748	$6,245,791
Total liabilities	$10,445,772	$6,770,578
Total stockholders’ equity	$1,268,725	$925,562
Net asset value per common share	$22.63	$25.74
The following tables summarize certain characteristics of our securities portfolio by issuer and investment category as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$6,387,191	$6,575,812	$6,232,278	3.41%	2.60%
Freddie Mac	1,390,341	1,436,152	1,365,180	3.47%	2.75%
Agency total	7,777,532	8,011,964	7,597,458	3.42%	2.63%
Non-agency securities	930,647	859,224	1,500,219	1.45%	7.45%
Total	$8,708,179	$8,871,188	$9,097,677	3.10%	3.10%

	December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,325,187	$5,211,321	$4,939,592	3.40%	2.42%
Freddie Mac	1,041,855	1,018,449	965,074	3.57%	2.65%
Agency total	6,367,042	6,229,770	5,904,666	3.43%	2.46%
Non-agency securities	681,403	616,707	1,045,891	1.70%	7.47%
Total	$7,048,445	$6,846,477	$6,950,557	3.17%	2.91%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 6% and 9% as of June 30, 2013 and December 31, 2012, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency Securities
As detailed in the tables below, the weighted average agency security portfolio yield increased by 17 basis points, while weighted average projected CPR decreased by approximately 300 basis points from December 31, 2012 to June 30, 2013. These changes were consistent with the significant increase in mortgage interest rates, and the change in agency portfolio composition, as most of the agency security additions were made in higher yield, slower prepaying, 30-year, 3.5% coupon securities. The following table summarizes certain characteristics of our agency securities portfolio by term and coupon as of June 30, 2013 (dollars in thousands):

	June 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
15-Year
2.5%	$1,182,724	$1,211,284	$1,174,457	1.90%	6%
3.0%	482,020	486,832	467,614	2.15%	7%
3.5%	306,417	305,610	292,493	2.46%	9%
4.0%	282,562	285,388	266,666	2.32%	10%
4.5%	23,916	23,799	22,237	2.75%	10%
15-Year Total	2,277,639	2,312,913	2,223,467	2.08%	7%
20-Year
3.0%	70,290	73,227	69,840	2.28%	5%
3.5%	42,655	42,859	41,266	2.84%	7%
4.0%	7,018	7,082	6,697	2.92%	8%
5.0%	2,966	3,095	2,749	2.49%	10%
20-Year Total	122,929	126,263	120,552	2.51%	6%
30-Year
3.0%	372,804	391,013	381,324	2.72%	4%
3.5%	3,370,220	3,504,617	3,315,086	2.79%	6%
4.0%	1,485,730	1,528,152	1,419,042	2.98%	7%
4.5%	104,551	105,197	97,760	3.43%	7%
5.0%	43,659	43,809	40,227	3.56%	9%
30-Year Total	5,376,964	5,572,788	5,253,439	2.86%	6%
Total Agency Securities	$7,777,532	$8,011,964	$7,597,458	2.63%	6%
The percentage of our agency securities portfolio allocated to HARP and lower loan balance securities was 74% (not including our net long TBA position) as of June 30, 2013 (dollars in thousands):

	June 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$2,783,519	$2,873,275	$2,711,875	3.64%	2.86%	6%
Lower Loan Balance (2)	3,527,192	3,628,306	3,423,334	3.53%	2.64%	7%
Other	1,466,820	1,510,383	1,462,249	2.74%	2.16%	6%
Total	$7,777,532	$8,011,964	$7,597,458	3.42%	2.63%	6%
————————

(1)
HARP securities represent pools with loans refinanced under HARP that have original loan-to-value ratios greater than or equal to 80%. Our HARP securities had a weighted average LTV of 97% and 107% for 15-year and 30-year securities, respectively, as of June 30, 2013. Includes $479 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,000 and $90,000 for 15-year and 30-year securities, respectively, as of June 30, 2013.

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

The following table summarizes our agency securities at fair value, according to their estimated weighted average life classifications as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Greater than three years and less than or equal to five years	$505,758	$527,630	2.77%	3.12%	$1,759,226	$1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	7,129,395	7,340,705	2.62%	3.43%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	142,379	143,629	2.43%	4.18%	123,307	122,667	2.52%	3.12%
Total	$7,777,532	$8,011,964	2.63%	3.42%	$6,367,042	$6,229,770	2.46%	3.43%
Actual maturities of agency MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities can range up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying mortgage loans.
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 6.3% and 9.3% as of June 30, 2013 and December 31, 2012, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 6.3 years and 7.0 years as of June 30, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.5% of par value as of June 30, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
The following tables summarize our TBA positions as of June 30, 2013 (dollars in thousands):

	June 30, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Dollar Roll Net Interest Spread (5)

15- Year
2.5%	$(143,117)	$(135,589)	$(143,937)	$(8,348)	2.94%
3.0%	164,900	171,562	169,667	(1,895)	3.60%
Subtotal	21,783	35,973	25,730	(10,243)	3.29%
30-Year
3.0%	829,681	869,240	810,263	(58,977)	3.47%
3.5%	(753,300)	(775,820)	(764,257)	11,563	3.69%
4.0% (6)	22,646	17,843	19,059	1,216	3.44%
Subtotal	99,027	111,263	65,065	(46,198)	3.57%
Total	$120,810	$147,236	$90,795	$(56,441)	3.56%
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency securities.

(2)	Cost basis represents the forward price to be paid for the underlying agency securities.

(3)	Market value represents the current market value of the agency securities underlying the TBA contracts as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

(5)	Represents dollar roll income (or price drop) stated as a percent of the TBA cost basis on an annualized basis.

(6)	Includes forward commitments to sell specified securities with a combined notional of $444.4 million and a net carrying value of $8.2 million.
Non-Agency Investments
Non-agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$168,741	$11,288	$(4,035)	$161,488	$(230,674)	$392,162	1.96%	6.18%
Alt-A	521,867	45,084	(5,778)	482,561	(235,030)	717,591	1.71%	7.51%
Option-ARM	88,073	12,267	(2,018)	77,824	(40,708)	118,532	0.48%	8.39%
Subprime	151,966	17,998	(3,383)	137,351	(134,583)	271,934	0.43%	8.22%
Total	$930,647	$86,637	$(15,214)	$859,224	$(640,995)	$1,500,219	1.45%	7.45%
————————

(1)	Weighted average coupon rates are floating, except for $15.4 million and $25.5 million fair value of prime and Alt-A non-agency securities, respectively, as of June 30, 2013.

(2)	Prime non-agency securities include interest only investments with a fair value of $10.9 million and a current face value of $215.1 million.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.
The following table summarizes our non-agency securities by their estimated weighted average life classifications as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to five years	$205,933	$193,498	6.78%	1.96%	$90,919	$85,595	6.43%	1.53%
Greater than five years and less than or equal to seven years	563,331	509,495	8.03%	1.32%	324,394	290,640	7.96%	1.55%
Greater than seven years	161,383	156,231	6.38%	1.38%	266,090	240,472	7.24%	2.00%
Total	$930,647	$859,224	7.45%	1.45%	$681,403	$616,707	7.47%	1.70%
Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of June 30, 2013 and December 31, 2012, our non-agency securities have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. Credit ratings are based on the par value of the non-agency securities. However, the non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of June 30, 2013 and December 31, 2012:

Credit Rating (1)	June 30, 2013	December 31, 2012
AAA	6%	—%
BBB	2%	3%
BB	5%	2%
B	4%	8%
Below B	58%	79%
Not Rated	25%	8%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV's") of 75% and 72% as of June 30, 2013 and December 31, 2012, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTV's are calculated based on the original home values, we believe that current market-based LTV's would be significantly higher. Additionally, 20% and 22% of the mortgages underlying these securities as of June 30, 2013 and December 31, 2012, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 5% and 4% as of June 30, 2013 and December 31, 2012, respectively.
The following tables present the fair value and weighted average purchase price for each of our non-agency investment categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$168,741	$47.32	60	71%	747	6%	11%
Alt-A	521,867	66.35	93	76%	711	19%	12%
Option-ARM	88,073	65.35	90	74%	709	25%	15%
Subprime	151,966	50.46	85	81%	622	32%	10%
Total	$930,647	$58.47	86	75%	703	20%	12%

	December 31, 2012
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$113,351	$75.19	88	70%	733	12%	13%
Alt-A	403,522	62.18	87	72%	711	21%	13%
Option-ARM	68,861	59.59	86	74%	710	26%	10%
Subprime	95,669	39.36	76	75%	621	33%	9%
Total	$681,403	$59.11	85	72%	702	22%	12%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)	Prime non-agency securities include interest only investments with a fair value of $10.9 million, a current face value of $215.1 million and an average purchase price of $4.31.
The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of June 30, 2013 and December 31, 2012:

	% of Non-Agency Portfolio
	June 30, 2013	December 31, 2012
California	36%	37%
Florida	10%	11%
Virginia	5%	5%
New York	5%	4%
Maryland	4%	4%
Total	60%	61%

Repurchase Financing and Hedging
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
		Weighted Average			Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$684,085	0.73%	16	$219,854	0.96%	14
> 1 to ≤ 2 months	1,267,687	0.53%	21	1,361,948	0.60%	21
> 2 to ≤ 3 months	1,440,332	0.43%	40	1,699,034	0.57%	44
> 3 to ≤ 6 months	2,476,918	0.52%	63	2,326,863	0.54%	56
> 6 to ≤ 9 months	1,047,480	0.45%	91	534,512	0.50%	77
> 9 to ≤ 12 months	466,208	0.53%	225	103,580	0.62%	312
> 12 months	250,000	0.62%	1,037	—	—%	—
Total	7,632,710	0.52%	93	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
1 day	346,038	0.02%	5	—	—%	—
Total repurchase agreements	$7,978,748	0.49%	89	$6,245,791	0.57%	50
As of June 30, 2013 and December 31, 2012, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

June 30, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$600,000	$(5,447)	0.83%	0.27%	1.9
Greater than 3 years and less than or equal to 5 years	1,215,000	1,036	1.18%	0.28%	4.1
Greater than 5 years and less than or equal to 7 years	1,200,000	21,488	1.43%	0.28%	5.8
Greater than 7 years	2,625,000	97,220	2.11%	0.28%	9.3
Total	$5,640,000	$114,297	1.63%	0.28%	6.6

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
3 years or less	$550,000	$(6,639)	0.81%	0.31%	2.3
Greater than 3 years and less than or equal to 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
Greater than 5 years and less than or equal to 7 years	550,000	(16,256)	1.55%	0.34%	6.4
Greater than 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes swaps with an aggregate notional of $1.6 billion with deferred start dates within three months from June 30, 2013.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

The following tables present certain information about our interest rate swaption agreements as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,545	$5,482	0.2	$200,000	2.16%	8.5
Greater than 3 months and less than or equal to 12 months	15,265	25,077	0.7	825,000	2.65%	8.2
Greater than 12 months	25,325	51,209	2.6	1,050,000	3.36%	8.0
Total	$43,135	$81,768	1.6	$2,075,000	2.96%	8.1

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

3 months or less	$2,156	$2	0.2	$125,000	3.30%	10.0
Greater than 3 months and less than or equal to 12 months	635	3	0.3	50,000	2.68%	7.0
Greater than 12 months	24,415	21,939	2.8	975,000	3.12%	7.7
Total	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three and six months ended June 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$51,053	$30,321	$91,236	$45,627
Non-agency securities	12,731	4,298	24,024	5,569
Other	143	76	234	101
Interest expense	(9,113)	(4,786)	(17,149)	(6,450)
Net interest income	54,814	29,909	98,345	44,847

Other gains (losses):
Realized gain (loss) on agency securities, net	(20,979)	17,096	(12,305)	23,067
Realized gain on non-agency securities, net	8,307	—	9,726	—
Realized loss on periodic settlements of interest rate swaps, net	(10,045)	(3,815)	(17,779)	(4,856)
Realized gain (loss) gain on other derivatives and securities, net	23,865	(17,387)	21,417	(16,825)
Unrealized gain (loss) gain on agency securities, net	(292,864)	65,511	(371,704)	69,517
Unrealized gain (loss) on non-agency securities, net	(23,751)	(1,023)	6,727	1,388
Unrealized gain and net interest income on Linked Transactions, net	—	—	—	3,384
Unrealized gain (loss) on other derivatives and securities, net	213,307	(54,397)	198,056	(61,182)
Total other gains (losses), net	(102,160)	5,985	(165,862)	14,493

Expenses:
Management fees	5,079	2,606	9,523	3,688
General and administrative expenses	1,928	1,059	3,705	2,094
Total expenses	7,007	3,665	13,228	5,782

Income (loss) before excise tax	(54,353)	32,229	(80,745)	53,558
Excise tax	—	—	177	9
Net income (loss)	$(54,353)	$32,229	$(80,922)	$53,549

Weighted average number of common shares outstanding—basic and diluted	57,982	28,129	52,754	19,927

Net income (loss) per common share—basic and diluted	$(0.94)	$1.15	$(1.53)	$2.69

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency securities (1)	$7,288,238	2.80%	$51,053	$4,475,694	2.71%	$30,321
Non-agency securities	751,723	6.77%	12,731	235,875	7.29%	4,298
Total	$8,039,961	3.17%	$63,784	$4,711,569	2.94%	$34,619

	For the Six Months Ended June 30,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income (2)
Agency securities (1)	$6,652,866	2.74%	$91,236	$3,220,994	2.83%	$45,627
Non-agency securities	686,958	6.99%	24,024	174,689	7.40%	6,461
Total	$7,339,824	3.14%	$115,260	$3,395,683	3.07%	$52,088
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the six months ended June 30, 2012, interest income from non-agency securities includes $0.9 million of interest income on securities classified as Linked Transactions.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30, 2013 vs. June 30, 2012			For the Six Months Ended June 30, 2013 vs. June 30, 2012
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase	Volume	Yield	Increase	Volume	Yield
Agency securities	$20,732	$19,826	$906	$45,609	$47,012	$(1,403)
Non-agency securities	8,433	8,717	(284)	17,564	17,899	(335)
Total	$29,165	$28,543	$622	$63,173	$64,911	$(1,738)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income was significantly higher during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due primarily to higher average investment balances as a result of issuances of common stock during 2012 and the first quarter of 2013.
We amortize or accrete premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 6% and 9% as of June 30, 2013 and December 31, 2012, respectively. The actual CPR realized for individual agency securities in our investment portfolio was approximately 7.4% and 4.7% for the three months ended June 30, 2013 and 2012, respectively, and 6.9% and 5.0% for the six months ended June 30, 2013 and 2012, respectively.
Interest income from our agency securities is net of premium amortization expense of $9.4 million and $8.4 million for the three months ended June 30, 2013 and 2012, respectively, and $18.3 million and $11.0 million for the six months ended June 30, 2013 and 2012, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $3.1 million and $5.2 million of "catch up" premium amortization benefit during the three and six months ended June 30, 2013, respectively. The amortized cost basis of our agency securities portfolio was 105.5% and 105.5% of par value, and the net unamortized premium balance of our aggregate agency securities portfolio was $414.5 million and $325.1 million, as of June 30, 2013 and December 31, 2012, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit loses and other factors. Interest income from our non-agency securities, including those non-agency securities underlying Linked Transactions, includes discount accretion of $7.8 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $14.9 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively. The weighted average cost basis of the non-agency portfolio was 57% of par as of June 30, 2013. The total net discount remaining was $641.0 million, with $275.7 million designated as credit reserves as of June 30, 2013.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net long TBA position, our leverage ratio was 6.4x and 6.7x our stockholders’ equity as of June 30, 2013 and December 31, 2012, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. Our net long position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our balance sheet. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels ranging from 10 to 12 times the amount of our stockholders' equity.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012 (dollars in thousands):

	Repurchase Agreements			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage (1)	Leverage as of Period End (2)	Adjusted Leverage as of Period End (3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2013	$7,172,551	$8,190,661	$7,978,748	0.52%	0.49%	5.1x	6.3x	6.4x
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.56%	0.52%	4.9x	4.3x	7.4x
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.56%	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.50%	0.51%	6.9x	6.7x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.46%	0.47%	6.5x	6.7x	6.8x
————————

(1)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements (including those within Linked Transactions) by our average month-ended stockholders’ equity for the period.

(2)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency securities by our stockholders’ equity at period end.

(3)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net long TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end.

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2013, we had a net long TBA position with a notional value of $120.8 million and an underlying cost basis of $147.2 million. Our total at risk leverage including the effect of net long TBA positions is shown as the adjusted leverage as of period end in the table above.
Interest Expense and Cost of Funds
Interest expense of $9.1 million and $4.8 million for the three months ended June 30, 2013 and 2012, respectively, and $17.1 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $10.0 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively, and $17.8 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations. In addition, we recorded $0.2 million of expense for repurchase agreements reported as Linked Transactions during the six months ended June 30, 2012, which is included in unrealized gain and net interest income on Linked Transactions, net on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$7,083,080	0.52%	$9,113	$4,211,603	0.46%	$4,786
Interest rate swaps	$5,215,000	0.56%	10,045	$2,752,500	0.36%	3,815
Total adjusted cost of funds		1.08%	$19,158		0.82%	$8,601

	For the Six Months Ended June 30,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)(2)
Repurchase agreements	$6,459,031	0.54%	$17,149	$3,051,620	0.44%	$6,633
Interest rate swaps	$2,315,714	0.55%	17,779	$1,955,000	0.25%	4,856
Total adjusted cost of funds		1.09%	$34,928		0.69%	$11,489

————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the six months ended June 30, 2012, repurchase agreement interest expense includes $0.2 million of interest expense on repurchase agreements related to securities underlying Linked Transactions.
The increase in our adjusted cost of funds for the three months ended June 30, 2013 compared to 2012 was attributable to increases in average repurchase agreement and interest rate swap notional balances, together with higher fixed-pay interest rate swap and repurchase agreement financing rates.
The increase in our adjusted cost of funds for the six months ended June 30, 2013 compared to 2012 was primarily attributable to higher fixed-pay interest rate swap rates and increases in average repurchase agreement balances.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and six months ended June 30, 2013 and 2012 (in thousands):

	The Three Months Ended June 30, 2013 vs. June 30, 2012			The Six Months Ended June 30, 2013 vs. June 30, 2012
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase	Volume	Rate	Increase	Volume	Rate
Repurchase agreements	$4,327	$3,671	$656	$10,516	$8,806	$1,710
Interest rate swaps	6,230	3,814	2,416	12,923	1,697	11,226
Total adjusted cost of funds	$10,557	$7,485	$3,072	$23,439	$10,503	$12,936
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
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
The following table is a summary of our net realized gains and losses on agency securities during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from agency securities sold	$1,406,984	$801,200	$3,280,218	$1,372,628
Increase in receivable for agency securities sold	40,755	361,573	162,571	162,975
Less agency securities sold, at cost	(1,468,718)	(1,145,677)	(3,455,094)	(1,512,536)
Net realized gains (losses) on sale of agency securities	$(20,979)	$17,096	$(12,305)	$23,067

Gross realized gains on sale of agency securities	$4,096	$17,115	$18,723	$23,086
Gross realized losses on sale of agency securities	(25,075)	(19)	(31,028)	(19)
Net realized gains (losses) on sale of agency securities	$(20,979)	$17,096	$(12,305)	$23,067

The following table is a summary of our net realized gains and losses on non-agency securities during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from non-agency securities sold	$107,954	$—	$119,379	$—
Less: non-agency securities sold, at cost	(99,647)	—	(109,653)	—
Net realized gains on sale of non-agency securities	$8,307	$—	$9,726	$—

Gross realized gains on sale of non-agency securities	$9,288	$—	$10,707	$—
Gross realized losses on sale of non-agency securities	(981)	—	(981)	—
Net realized gains on sale of non-agency securities	$8,307	$—	$9,726	$—

Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Realized loss on periodic settlements of interest rate swaps, net	$(10,045)	$(3,815)	$(17,779)	$(4,856)
Realized gain (loss) on other derivatives and securities:
Interest rate swaptions	$(1,276)	$(271)	$(3,432)	$(271)
TBA securities	19,355	(13,411)	19,386	(16,347)
U.S Treasury securities sold short	4,153	(3,693)	3,830	70
U.S Treasury securities	(1,070)	(12)	(1,070)	(277)
U.S Treasury futures	2,703	—	2,703	—
Total realized gain (loss) on other derivatives and securities, net	$23,865	$(17,387)	$21,417	$(16,824)
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$(57,385)	$1,306	$(53,528)	$(750)
Interest rate swaps	179,433	(48,319)	177,518	(53,590)
Interest rate swaptions	44,608	(4,516)	43,896	(4,929)
U.S Treasury securities sold short	50,115	(2,868)	33,634	(1,913)
U.S Treasury securities	(10,651)	—	(10,651)	—
U.S Treasury futures	7,187	—	7,187	—
Total unrealized gain (loss) on other derivatives and securities, net	$213,307	$(54,397)	$198,056	$(61,182)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$—	$—	$—	$2,675
Interest income on non-agency securities within Linked Transactions	—	—	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	—	—	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$—	$—	$—	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $5.1 million and $2.6 million during the three months ended June 30, 2013 and 2012, respectively, and $9.5 million and $3.7 million during the six months ended June 30, 2013 and 2012, respectively.
General and administrative expenses were $1.9 million and $1.1 million during the three months ended June 30, 2013 and 2012, respectively, and $3.7 million and $2.1 million during the six months ended June 30, 2013 and 2012, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our operating expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.0% and 2.3% for the three months ended June 30, 2013 and 2012, respectively, and 2.1% and 2.5% for the six months ended June 30, 2013 and 2012, respectively.

Dividends and Income Taxes

We had estimated taxable income of $44.1 million and $24.9 million (or $0.76 and $0.89 per share) for the three months ended June 30, 2013 and 2012, respectively, and $81.9 million and $43.2 million (or $1.55 and $2.17 per share) for the six months ended June 30, 2013 and 2012, respectively. The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(54,353)	$32,229	$(80,922)	$53,549
Book to tax differences:
Unrealized (gains) and losses, net
Agency securities	292,864	(65,511)	371,704	(69,517)
Non-agency securities	23,751	1,023	(6,727)	(1,388)
Non-agency securities underlying Linked Transactions	—	—	—	(2,675)
Derivatives and other securities	(213,307)	54,397	(198,056)	61,182
Premium amortization, net	(5,730)	3,206	(3,866)	2,941
Realized gains (losses), net	953	(441)	(407)	(927)
Other	(36)	19	170	42
Total book to tax difference	98,495	(7,307)	162,818	(10,342)
Estimated taxable income	$44,142	$24,922	$81,896	$43,207

Weighted average number of common shares outstanding - basic and diluted	57,982	28,129	52,754	19,927

Estimated taxable income per common share	$0.76	$0.89	$1.55	$2.17

The decrease in our estimated taxable income per share is primarily a function of lower net interest spreads and a decline in estimated taxable net gains on investments and hedging instruments.
We declared dividends of $0.80 and $0.90 per share for the three months ended June 30, 2013 and 2012, respectively, and $1.70 and $1.80 per share for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to federal or state corporate income tax for our 2012 tax year. We expect to distribute all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. As of June 30, 2013, we had an estimated $23.9 million (or $0.43 per share) of undistributed taxable income, net of the dividend payable as of June 30, 2013 of $44.9 million.

Key Statistics

The table below presents key statistics during the three and six months ended June 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Average agency securities, at cost	$7,288,238	$4,475,694	$6,652,866	$3,220,994
Average agency securities, at par	$6,869,169	$4,286,028	$6,284,188	$3,079,322

Average non-agency securities, at cost	$751,723	$235,875	$686,958	$174,689
Average non-agency securities, at par	$1,292,633	$386,021	$1,167,280	$284,509

Net long TBA position - as of period end, at fair value	$90,795	NM	$90,795	NM
Average TBA dollar roll position, at cost	$3,378,283	NM	$2,069,802	NM

Average total assets, at fair value	$10,265,857	$5,196,997	$9,250,081	$3,733,596
Average repurchase agreements	$7,083,080	$4,211,603	$6,459,031	$3,051,620
Average stockholders' equity	$1,379,448	$652,091	$1,258,813	$463,210

Average coupon	3.20%	3.42%	3.19%	3.49%
Average asset yield	3.17%	2.94%	3.14%	3.07%
Average adjusted cost of funds (1)	1.08%	0.82%	1.09%	0.69%
Average net interest rate spread	2.09%	2.12%	2.05%	2.38%
Average net interest rate spread, including estimated TBA dollar roll income (2)	2.30%	NM	2.61%	NM
Average actual CPR for agency securities held during the period	7.4%	4.7%	6.9%	5.0%
Average projected life CPR for agency securities as of period end	6.3%	9.5%	6.3%	9.5%

Leverage- average during the period (3)	5.1x	6.5x	5.1x	6.6x
Leverage- average during the period, including average TBA dollar roll position	7.6x	NM	6.8x	NM
Leverage- as of period end (4)	6.3x	6.8x	6.3x	6.8x
Leverage- as of period end, including net TBA position	6.4x	NM	6.4x	NM

Expenses % of average total assets	0.3%	0.3%	0.3%	0.3%
Expenses % of average stockholders' equity	2.0%	2.3%	2.1%	2.5%
Net book value per common share as of period end	$22.63	$22.08	$22.63	$22.08
Dividends declared per common share	$0.80	$0.90	$1.70	$1.80
Net return (loss) on average stockholders' equity	(15.8)%	19.8%	(13.0)%	23.2%
————————

*	Average numbers for each period are weighted based on days on the Company's books and records. All percentages are annualized.
NM = Not meaningful. Prior to the first quarter of 2013, the Company's net TBA position consisted of short TBAs used for hedging purposes.

(1)	Weighted average adjusted cost of funds includes periodic settlements of interest rate swaps.

(2)
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency repurchase agreements, for the period by the Company's average month-ended stockholders' equity for the period.

(4)
Leverage as of period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency repurchase agreements and the net receivable/payable for unsettled agency and non-agency securities at period end by the Company's stockholders' equity at period end.

Net Spread Income
GAAP interest income does not include interest earned on non-agency securities underlying our Linked Transactions, and GAAP interest expense does not include either interest related to repurchase agreements underlying our Linked Transactions, or periodic settlements associated with undesignated interest rate swaps. Interest income and expense related to Linked Transactions is reported within unrealized gain and net interest income on Linked Transactions, net and periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statements of operations. As we believe that these items are beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus the net interest income related to Linked Transactions, less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments and income taxes. Net spread income does not include any impact from other hedging activities, such as the use of swaptions, U.S Treasuries and TBA positions.
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$51,053	$30,321	$91,236	$45,627
Non-agency securities and other	12,874	4,374	24,258	5,670
Interest expense	(9,113)	(4,786)	(17,149)	(6,450)
Net interest income	54,814	29,909	98,345	44,847
Net interest income on non-agency securities underlying Linked Transactions	—	—	—	709
Realized loss on periodic settlements of interest rate swaps, net	(10,045)	(3,815)	(17,779)	(4,856)
Adjusted net interest income	44,769	26,094	80,566	40,700
Operating expenses	(7,007)	(3,665)	(13,228)	(5,782)
Net spread income	$37,762	$22,429	$67,338	$34,918

Weighted average number of common shares outstanding - basic and diluted	57,982	28,129	52,754	19,927

Net spread income per common share – basic and diluted	$0.65	$0.80	$1.28	$1.75

The period-over-period decline in net spread income per common share is primarily a function of margin compression due to higher cost of funds. Additionally, net spread income does not include TBA dollar roll income of $23.2 million and $31.2 million, or $0.40 and $0.59 per share for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.

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

Follow-on Common Stock Offerings
During the six months ended June 30, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that may provide for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of the Company's outstanding shares of common stock through December 31, 2013. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and six months ended June 30, 2013, we made open market purchases of 2.9 million shares of our common stock at an average net repurchase price of $21.34 per share, or $62.0 million. As of June 30, 2013 approximately $81.3 million remains authorized for repurchase of common stock.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock.

Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2013.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 6.3x and 6.7x the amount of our stockholders’ equity as of June 30, 2013 and December 31, 2012, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We had repurchase agreements with 30 financial institutions as of June 30, 2013. In addition, less than 6% of our equity was at risk with any one counterparty, with the top five counterparties representing less than 22% of our equity at risk as of June 30, 2013.
As of June 30, 2013, borrowings of $7.1 billion and $530.8 million, with weighted average remaining days to maturity of 98 and 28, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2013. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2013.

	June 30, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	19	54%
Asia	5	18%
Europe	6	28%
Total	30	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Weighted average counterparty haircuts to the value of our agency securities and non-agency securities held as collateral as of June 30, 2013, were 5% and 28%, respectively. We did not experience significant volatility in the level of weighted average haircuts required by our lenders for the three months ended June 30, 2013.
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
As of June 30, 2013, we have met all margin requirements and had unrestricted cash and cash equivalents of $317.0 million and unpledged securities of $272.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2013.

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
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2013 and the related activity for the period ended June 30, 2013.

Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the clearing exchange in the case of our centrally cleared interest rate swaps, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2013, our total "at risk" leverage, net of unsettled securities, was 6.4x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take physical delivery of the underlying securities. If we were required to take physical delivery, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2013, the cost basis and fair value of the securities underlying our net long TBA position were both $0.1 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2013, approximately 93% of our agency MBS portfolio was eligible for TBA delivery.

Off-Balance Sheet Arrangements
As of June 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, spread risk, prepayment risk, liquidity risk, credit risk, extension risk and inflation risk.
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
We may utilize a variety of financial instruments to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps. When we use these types of derivatives to hedge our interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Our profitability and the value of our investment portfolio (including derivatives used for economic hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in forward yield curves.

Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when interest rates rise and decrease when rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio by more than what is measured by duration alone.

We estimate the duration and convexity of our portfolio using both a third-party risk management system and market data.

We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities, such as HARP and lower loan balance securities. These adjustments generally result in shorter durations than what the unadjusted third party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the generic or TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency security prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.

The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve, and includes the impact of both duration and convexity.

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1) As of June 30, 2013
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
+100 basis points	(1.7)%	(0.4)%	(2.5)%
+50 basis points	(0.5)%	(0.1)%	(1.0)%
-50 basis points	3.2%	—%	0.1%
-100 basis points	2.1%	(0.5)%	(3.5)%
————————

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ from these estimates.

(2)
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of June 30, 2013. Includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR.

(3)     Includes the effect of derivatives.
(4)    Estimated change in portfolio value expressed as a percent of the total fair value of our investment portfolio as of June 30, 2013.

(5)	Estimated change in net asset value expressed as a percent of stockholders' equity as of June 30, 2013.
Spread Risk

When the market spread between the yield on our MBS and benchmark interest rates widens, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as "spread risk" or "basis risk". The spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. The table assumes a spread duration of 6.1 years based on interest rates and MBS prices as of June 30, 2013; however, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Further, the estimated impact of spread changes included in the table below is in addition to our sensitivity to interest rate shocks included in the interest rate shock table included above.

MBS Spread Sensitivity (1) As of June 30, 2013
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
-25 basis points	1.4%	9.7%
-10 basis points	0.6%	3.9%
+10 basis points	(0.6)%	(3.9)%
+25 basis points	(1.4)%	(9.7)%
————————

(1)
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ from these estimates.

(2)    Includes the effect of derivatives and other securities used for economic hedging purposes.
(3)    Estimated dollar change in portfolio market value expressed as a percent of the total fair value of our investment portfolio as of June 30, 2013.

(4)	Estimated dollar change in net asset value expressed as a percent of stockholders' equity as of June 30, 2013.
Prepayment Risk

Premiums or discounts associated with the purchase of agency securities and non-agency securities of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Changes to the GSEs' underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs could materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, non-agency securities and cash. As of June 30, 2013, we had unrestricted cash and cash equivalents of $317.0 million and unpledged securities of $272.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we may utilize TBA dollar roll transactions as a means of acquiring and financing purchases of agency mortgage-backed securities. Under certain economic conditions we may be unable to roll our TBA dollar roll transactions prior to the settlement date and we may have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.

Credit Risk
We are exposed to credit risk related to our non-agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. There is no guarantee that our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended June 30, 2013.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2013, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 2013	1,341	$21.88	1,341	N/A
June 2013	1,560	$20.88	1,560	N/A
——————

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in the notes to the consolidated financial statements accompanying our Quarterly Report on Form 10-Q.

(2)
In October 2012, our Board of Directors adopted a program that may provide for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of the Company's outstanding shares of common stock through December 31, 2013. As of June 30, 2013, we had $81.3 million remaining available for stock repurchases under the plan.

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

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chair of the Board of Directors and Chief Executive Officer

Date:	August 8, 2013