Form 10-Q
period 2013-09-30
American Capital Mortgage Investment Corp.
filed 2013-11-12
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2013 was 52,902,109.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $8,096,145 and $6,276,993, respectively)	$8,397,883	$6,367,042
Non-agency securities, at fair value (including pledged securities of $834,441 and $545,665, respectively)	927,914	681,403
Treasury securities, at fair value (including pledged securities of $854,482 and $0, respectively)	855,815	—
Cash and cash equivalents	204,129	157,314
Restricted cash and cash equivalents	36,725	28,493
Interest receivable	26,924	18,265
Derivative assets, at fair value	154,510	23,043
Receivable for securities sold	201,968	—
Receivable under reverse repurchase agreements	—	418,888
Other assets	3,997	1,692
Total assets	$10,809,865	$7,696,140
Liabilities:
Repurchase agreements	$9,248,346	$6,245,791
Payable for securities purchased	186,621	—
Derivative liabilities, at fair value	99,480	63,726
Dividend payable	37,031	32,368
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	—	421,077
Accounts payable and other accrued liabilities	55,050	7,616
Total liabilities	9,626,528	6,770,578
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 52,902 and 35,964 shares issued and outstanding, respectively	529	360
Additional paid-in capital	1,231,797	772,008
Retained earnings (deficit)	(48,989)	153,194
Total stockholders’ equity	1,183,337	925,562
Total liabilities and stockholders’ equity	$10,809,865	$7,696,140
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$54,587	$37,311	$145,823	$82,938
Non-agency securities	15,847	6,949	39,871	12,518
Other	77	95	311	196
Interest expense	(10,949)	(7,329)	(28,098)	(13,779)
Net interest income	59,562	37,026	157,907	81,873

Other gains (losses):
Realized gain (loss) on agency securities, net	(71,179)	23,566	(83,484)	46,633
Realized gain on non-agency securities, net	5,884	952	15,610	952
Realized loss on periodic settlements of interest rate swaps, net	(14,449)	(6,855)	(32,228)	(11,711)
Realized gain (loss) on other derivatives and securities, net	65,258	(29,132)	86,675	(45,957)
Unrealized gain (loss) on agency securities, net	80,894	95,477	(290,810)	164,994
Unrealized gain (loss) on non-agency securities, net	(424)	33,118	6,303	34,506
Unrealized gain and net interest income on Linked Transactions, net	—	—	—	3,384
Unrealized gain (loss) on other derivatives and securities, net	(105,138)	(3,118)	92,918	(64,300)
Total other gains (losses), net	(39,154)	114,008	(205,016)	128,501

Expenses:
Management fees	4,725	2,945	14,248	6,633
General and administrative expenses	1,781	1,415	5,486	3,509
Total expenses	6,506	4,360	19,734	10,142

Income (loss) before excise tax	13,902	146,674	(66,843)	200,232
Excise tax	200	432	377	441
Net income (loss)	$13,702	$146,242	$(67,220)	$199,791

Net income (loss) per common share—basic and diluted	$0.25	$4.03	$(1.26)	$7.86

Weighted average number of common shares outstanding—basic and diluted	54,515	36,262	53,348	25,411

Dividends declared per common share	$0.70	$0.90	$2.40	$2.70
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(67,220)	(67,220)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Issuance of restricted stock	—	—	8	—	—	—	—
Repurchase of common stock	—	—	(6,070)	(61)	(123,996)	—	(124,057)
Stock-based compensation	—	—	—	—	100	—	100
Common dividends declared	—	—	—	—	—	(134,963)	(134,963)
Balance, September 30, 2013	—	$—	52,902	$529	$1,231,797	$(48,989)	$1,183,337

Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	199,791	199,791
Issuance of common stock	—	—	26,250	263	579,710	—	579,973
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	56	—	56
Common dividends declared	—	—	—	—	—	(74,281)	(74,281)
Balance, September 30, 2012	—	$—	36,262	$363	$778,804	$135,173	$914,340
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,220)	$199,791
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	31,141	23,816
Accretion of net discount on non-agency securities	(25,390)	(8,443)
Unrealized loss (gain) on securities and derivatives, net	191,589	(137,877)
Realized loss (gain) on agency securities, net	83,484	(46,633)
Realized gain on non-agency securities, net	(15,610)	(952)
Realized loss (gain) on derivatives and securities, net	(54,447)	57,668
Stock-based compensation	100	56
Increase in interest receivable	(8,659)	(12,226)
Increase in other assets	(2,305)	(157)
Increase in accounts payable and other accrued liabilities	47,434	4,703
Net cash flows from operating activities	180,117	79,746
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(8,316,225)	(7,278,107)
Purchases of non-agency securities	(438,726)	(458,384)
Purchases of non-agency securities underlying Linked Transactions	—	(6,589)
Proceeds from sale of agency securities	5,356,680	2,639,053
Proceeds from sale of non-agency securities	160,405	4,575
Principal collections on agency securities	507,922	256,582
Principal collections on non-agency securities	79,113	27,956
Principal collections on non-agency securities underlying Linked Transactions	—	1,987
Net proceeds (payments) on reverse repurchase agreements	418,888	(293,512)
Purchases of U.S. Treasury securities	(7,208,703)	(3,115,389)
Proceeds from sale of U.S. Treasury securities	5,982,222	3,404,355
Proceeds from terminations of interest rate swaptions	42,638	—
Payment of premiums for interest rate swaptions	(46,362)	(10,352)
Increase in restricted cash and cash equivalents	(8,232)	(12,597)
Net proceeds (payments) on other derivatives	4,965	(45,754)
Net cash flows used in investing activities	(3,465,415)	(4,886,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(130,300)	(49,650)
Proceeds from common stock offerings, net of offering costs	583,915	579,973
Net payments for repurchase of common shares	(124,057)	—
Proceeds from repurchase agreements	61,974,922	23,592,190
Repayments on repurchase agreements	(58,972,367)	(19,219,900)
Proceeds from repurchase agreements underlying Linked Transactions	—	91,735
Repayments of repurchase agreements underlying Linked Transactions	—	(89,077)
Net cash flows from financing activities	3,332,113	4,905,271
Net increase in cash and cash equivalents	46,815	98,841
Cash and cash equivalents at beginning of the period	157,314	57,428
Cash and cash equivalents at end of period	$204,129	$156,269
Supplemental non-cash investing and financing activities:
Non-agency securities recorded upon de-linking of Linked Transactions	$—	$58,061
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$39,212
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of American Capital Mortgage Investment Corp. (referred to throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Our unaudited interim consolidated financial statements include the accounts of our wholly-owned taxable real estate investment trust (“REIT”) subsidiaries, which as of September 30, 2013, have had no activity.

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
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency mortgage investments include residential mortgage-backed securities (“RMBS”) backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include commercial mortgage-backed securities (“CMBS”), commercial mortgage loans, mortgage-related derivatives, mortgage servicing rights and other mortgage-related investments.
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager’s expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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
Interest Income
Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums or discounts associated with the purchase of agency securities and non-agency securities of high credit quality are amortized or accreted, respectively, into interest income over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method. We estimate long-term prepayment speeds using a third-party service and market data.
The third-party service estimates prepayment speeds for our securities using models that incorporate the mortgage rates, age, size and loan-to-value ratios of the outstanding underlying loans, as well as current mortgage rates, forward yield curves, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service, and based on our Manager’s judgment, we may make adjustments to its estimates. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus currently anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
We recognize all derivatives instruments as either assets or liabilities on the balance sheets, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the investing section for derivatives not designated in hedging relationships.
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

We value centrally cleared swaps at the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price.
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
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in realized gain (loss) on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.

Comparative Period Statement of Cash Flows
The Company removed non-cash components from two line items within the investing section of the previously reported consolidated statement of cash flows for the nine-month period ended September 30, 2012, with the effect of decreasing cash used for “purchases of agency securities” and an offsetting decrease in cash flows from “principal collection of agency securities.”  These revisions do not affect the amounts previously reported as net cash provided by or used in operating activities, investing activities or financing activities, or the net change in cash and cash equivalents for any period and has no effect on the consolidated balance sheets or statements of operations or net asset value for any period. While the Company has concluded the revisions are not material to the previously reported financial statements, the Company has elected to revise its previously issued statement of cash flows for the nine-month period ended September 30, 2012 in this and future reports.

Note 4. Agency Securities
The following tables summarize our investments in agency securities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities:
Par value	$6,702,758	$1,443,823	$33,000	$8,179,581
Unamortized premium	299,281	71,804	755	371,840
Amortized cost	7,002,039	1,515,627	33,755	8,551,421
Gross unrealized gains	21,702	3,970	503	26,175
Gross unrealized losses	(140,600)	(39,113)	—	(179,713)
Agency securities, at fair value	$6,883,141	$1,480,484	$34,258	$8,397,883

Weighted average coupon as of September 30, 2013	3.36%	3.45%	3.00%	3.37%
Weighted average yield as of September 30, 2013	2.62%	2.72%	2.63%	2.64%
Weighted average yield for the three months ended September 30, 2013	2.56%	2.73%	NA (1)	2.59%
Weighted average yield for the nine months ended September 30, 2013	2.65%	2.82%	NA (1)	2.68%
——————

(1)	Purchased but not yet settled as of September 30, 2013.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency securities:
Fixed rate	$8,107,048	$21,845	$(179,713)	$7,949,180
Adjustable rate	444,373	4,330	—	448,703
Total	$8,551,421	$26,175	$(179,713)	$8,397,883

	December 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency securities:
Par value	$4,939,592	$965,074	$5,904,666
Unamortized premium	271,729	53,375	325,104
Amortized cost	5,211,321	1,018,449	6,229,770
Gross unrealized gains	114,750	23,543	138,293
Gross unrealized losses	(884)	(137)	(1,021)
Fixed-rate agency securities, at fair value	$5,325,187	$1,041,855	$6,367,042

Weighted average coupon as of December 31, 2012	3.40%	3.57%	3.43%
Weighted average yield as of December 31, 2012	2.42%	2.65%	2.46%

As of December 31, 2012, all of our agency securities were fixed-rate securities.
Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in thousands):

	September 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$402	$395	1.52%	3.50%	$—	$—	—%	—%
Greater than three years and less than or equal to five years	1,545,308	1,534,975	2.42%	3.48%	1,759,226	1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	5,982,873	6,123,688	2.65%	3.37%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	869,300	892,363	2.96%	3.17%	123,307	122,667	2.52%	3.12%
Total	$8,397,883	$8,551,421	2.64%	3.37%	$6,367,042	$6,229,770	2.46%	3.43%
As of September 30, 2013 and December 31, 2012, none of our agency securities had an estimated weighted average life of less than 2.4 years. As of September 30, 2013 and December 31, 2012, the estimated weighted average life of our agency security portfolio was 7.7 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of September 30, 2013 and December 31, 2012, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 7% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency securities during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from agency securities sold	$2,076,462	$1,266,425	$5,356,680	$2,639,053
Increase (decrease) in receivable for agency securities sold	39,397	(328,216)	201,968	(165,241)
Less agency securities sold, at cost	(2,187,038)	(914,643)	(5,642,132)	(2,427,179)
Net realized gains (losses) on sale of agency securities	$(71,179)	$23,566	$(83,484)	$46,633

Gross realized gains on sale of agency securities	$241	$31,223	$18,965	$54,309
Gross realized losses on sale of agency securities	(71,420)	(7,657)	(102,449)	(7,676)
Net realized gains (losses) on sale of agency securities	$(71,179)	$23,566	$(83,484)	$46,633
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements and derivative agreements by type as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$6,737,850	$1,358,295	$8,096,145
Accrued interest on pledged agency securities	16,734	3,171	19,905
Under Derivative Agreements
Fair value	—	—	—
Accrued interest on pledged agency securities	—	—	—
Total Fair Value of Agency Securities Pledged and Accrued Interest	$6,754,584	$1,361,466	$8,116,050

	December 31, 2012
Agency Securities Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,919,044	$283,882	$6,202,926
Accrued interest on pledged agency securities	15,662	774	16,436
Under Derivative Agreements
Fair value	68,072	5,995	74,067
Accrued interest on pledged agency securities	183	18	201
Total Fair Value of Agency Securities Pledged and Accrued Interest	$6,002,961	$290,669	$6,293,630
——————

(1)	Agency securities pledged do not include pledged amounts of $138.4 million under repurchase agreements related to agency securities sold but not yet settled as of September 30, 2013.

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$3,286,351	$3,362,001	$8,403	$2,318,609	$2,266,686	$6,401
31 - 59 days	1,724,877	1,755,947	4,457	1,968,955	1,924,329	5,145
60 - 90 days	1,804,349	1,836,451	4,040	1,511,192	1,481,403	3,837
Greater than 90 days	1,280,568	1,296,948	3,005	404,170	396,497	1,053
Total	$8,096,145	$8,251,347	$19,905	$6,202,926	$6,068,915	$16,436

As of September 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by agency securities were due on demand or mature overnight.
Note 5. Non-Agency Securities
The following tables summarize our non-agency security investments as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$177,915	$13,429	$(4,678)	$169,164	$(225,818)	$394,982	1.97%	6.19%
Alt-A	499,961	41,506	(4,987)	463,442	(218,615)	682,057	1.65%	7.07%
Option-ARM	100,761	12,886	(2,442)	90,317	(41,834)	132,151	0.47%	7.49%
Subprime	149,277	18,490	(3,205)	133,992	(129,117)	263,109	0.42%	7.73%
Total	$927,914	$86,311	$(15,312)	$856,915	$(615,384)	$1,472,299	1.41%	7.05%
————————

(1)	Weighted average coupon rates are floating, except for $14.8 million and $24.4 million fair value of fixed-rate prime and Alt-A non-agency securities, respectively, as of September 30, 2013.

(2)	Prime non-agency securities include interest only investments with a fair value of $11.4 million and a current face value of $210.5 million.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%

————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of fixed-rate prime and Alt-A non-agency securities, respectively, as of December 31, 2012.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$141,042	$134,523	5.96%	1.58%	$90,919	$85,595	6.43%	1.53%
> 5 to ≤ 7 years	211,813	201,410	6.47%	2.39%	266,090	240,472	7.24%	2.00%
>7 years	575,059	520,982	7.55%	1.15%	324,394	290,640	7.96%	1.55%
Total	$927,914	$856,915	7.05%	1.41%	$681,403	$616,707	7.47%	1.70%

Our Prime securities include investments in securitization trusts issued between 2003 and 2013, with underlying prime mortgage loan collateral. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. The loans backing securities with a combined fair value of $94.2 million issued prior to 2009 were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of September 30, 2013, Prime securities include $71.3 million in fair value of securities issued during 2013, with underlying mortgage loans that were originated in a period of fairly stringent underwriting. As of September 30, 2013, our Prime securities have both floating-rate and fixed-rate coupons ranging from 1.0% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.5% to 6.2%.

Our Alt-A securities include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized from 2010 to 2013. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2013, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.0% with weighted average coupons of underlying collateral ranging from 2.7% to 6.0%.

Our Option-ARM securities include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2013, our Option-ARM securities have coupons ranging from 0.4% to 1.0% and have underlying collateral with weighted average coupons between 2.7% and 3.6%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime securities include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated during 2003 and 2007 that were originally considered to be of lower credit quality. As of September 30, 2013, our Subprime securities have floating rate coupons ranging from 0.2% to 1.0% and have underlying collateral with weighted-average coupons ranging from 4.1% to 7.9%.

More than 90% of our non-agency securities are rated below investment grade or have not been rated by credit agencies as of September 30, 2013.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from non-agency securities sold	$41,026	$4,575	$160,405	$4,575
Less: non-agency securities sold, at cost	(35,142)	(3,623)	(144,795)	(3,623)
Net realized gains on sale of non-agency securities	$5,884	$952	$15,610	$952

Gross realized gains on sale of non-agency securities	$6,836	$952	$17,543	$952
Gross realized losses on sale of non-agency securities	(952)	—	(1,933)	—
Net realized gains on sale of non-agency securities	$5,884	$952	$15,610	$952

Pledged Assets
Non-agency securities with a fair value of $834.4 million and $545.7 million were pledged as collateral under repurchase agreements as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by non-agency securities were due on demand or mature overnight.
Note 6. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2013 and December 31, 2012, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,820,044	0.60%	17	$2,547,674	0.61%	19
> 1 to ≤ 2 months	2,324,368	0.46%	46	2,035,551	0.56%	46
> 2 to ≤ 3 months	1,686,793	0.42%	77	1,315,109	0.54%	76
> 3 to ≤ 6 months	1,083,261	0.53%	154	243,877	0.51%	143
> 6 to ≤ 9 months	35,131	0.46%	260	14,317	0.62%	269
> 9 to ≤ 12 months	153,029	0.49%	342	89,263	0.62%	319
> 12 months	250,000	0.62%	945	—	—%	—
Total	8,352,626	0.51%	90	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
Overnight	895,720	0.14%	1	—	—%	—
Total repurchase agreements	$9,248,346	0.48%	81	$6,245,791	0.57%	50
We had repurchase agreements with 30 and 29 financial institutions as of September 30, 2013 and December 31, 2012, respectively. In addition, less than 9% and 8% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 27% and 26% of our equity at risk as of September 30, 2013 and December 31, 2012, respectively.
We had agency securities with fair values of $8.1 billion and $6.2 billion and non-agency securities with fair values of $834.4 million and $545.7 million pledged as collateral against repurchase agreements, as of September 30, 2013 and December 31, 2012, respectively. Agency securities pledged do not include $138.4 million pledged under repurchase agreements related to securities sold but not yet settled as of September 30, 2013. As of September 30, 2013, borrowings of $7.8 billion and $595.9 million, with weighted average remaining days to maturity of 94 and 35, were secured by agency and non-agency securities, respectively.
Note 7. Derivatives and Other Securities
In connection with our risk management strategy, we economically hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including interest-only securities, synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3- Summary of Significant Accounting Policies.

The following table summarizes information about our outstanding derivatives and other securities for the nine months ended September 30, 2013 (in thousands):

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,900,000	(1,450,000)	$4,390,000
Interest rate swaptions	$1,150,000	2,150,000	(1,100,000)	$2,200,000
TBA securities	$(522,188)	7,109,859	(8,195,521)	$(1,607,850)
U.S. Treasuries	$—	3,865,000	(3,005,000)	$860,000
U.S. Treasury futures	$—	500,000	(650,000)	$(150,000)
Short sales of U.S. Treasuries	$(425,000)	3,200,000	(2,775,000)	$—

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Interest rate swaps	$80,608	$519
Interest rate swaptions	52,788	21,944
TBA securities	21,114	580
Derivative assets, at fair value	$154,510	$23,043

Interest rate swaps	$22,614	$60,188
U.S. Treasury futures	2,743	—
TBA securities	74,123	3,538
Derivative liabilities, at fair value	$99,480	$63,726

The following tables summarize the effect of our outstanding derivatives on our consolidated statements of operations during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,
	2013			2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(14,449)	$53,365	$(53,588)	$(6,855)	$(18,430)	$(8,996)
Interest rate swaptions	—	18,625	(32,498)	—	(1,454)	137
TBA securities	—	(42,505)	3,433	—	(2,903)	7,598
U.S. Treasuries	—	(12,716)	18,140	—	222	—
U.S. Treasury futures	—	6,650	(9,930)	—	—	—
Short sales of U.S. Treasuries	—	41,839	(30,695)	—	(6,567)	(1,857)
Total	$(14,449)	$65,258	$(105,138)	$(6,855)	$(29,132)	$(3,118)

	For the Nine Months Ended September 30,
	2013			2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(32,228)	$53,365	$123,930	$(11,711)	$(18,430)	$(62,586)	$—
Interest rate swaptions	—	15,193	11,398	—	(1,725)	(4,792)	—
TBA securities	—	(23,119)	(50,095)	—	(19,250)	6,848	—
U.S. Treasuries	—	(13,786)	7,489	—	(55)	—	—
U.S. Treasury futures	—	9,353	(2,743)	—	—	—	—
Short sales of U.S. Treasuries	—	45,669	2,939	—	(6,497)	(3,770)	—
Linked Transactions	—	—	—	—	—	—	3,384
Total	$(32,228)	$86,675	$92,918	$(11,711)	$(45,957)	$(64,300)	$3,384
Interest Rate Swap Agreements
As of September 30, 2013 and December 31, 2012, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of September 30, 2013 and December 31, 2012, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		September 30, 2013		December 31, 2012
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$2,550,000	$80,608	$50,000	$519
Interest rate swap liabilities	Derivative liabilities, at fair value	1,840,000	(22,614)	2,890,000	(60,188)
		$4,390,000	$57,994	$2,940,000	$(59,669)

September 30, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$650,000	$(5,581)	0.87%	0.26%	1.7
> 3 to ≤ 5 years	1,215,000	(6,879)	1.21%	0.26%	3.9
> 5 to ≤ 7 years	800,000	12,463	1.53%	0.27%	5.9
> 7 years	1,725,000	57,991	2.23%	0.26%	9.5
Total	$4,390,000	$57,994	1.62%	0.26%	6.2

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$550,000	$(6,639)	0.81%	0.31%	2.3
> 3 to ≤ 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
> 5 to ≤ 7 years	550,000	(16,256)	1.55%	0.34%	6.4
> 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	As of September 30, 2013, there were no interest rate swaps with deferred start dates.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.
Interest rate swaps with a notional amount of $50.0 million and asset fair value of $46.0 thousand, and interest rate swaps with a notional amount of $400.0 million and liability fair value of $(4.0) million as of September 30, 2013 were centrally cleared on a registered exchange.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$29,740	$27,193	0.5	$1,375,000	2.77%	8.3
>12 to ≤ 24 months	7,478	6,956	1.7	400,000	3.52%	6.3
> 24 months	9,435	18,639	2.8	425,000	3.23%	6.1
Total / weighted average	$46,653	$52,788	1.2	$2,200,000	2.99%	7.5

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,156	$2	0.2	$125,000	3.30%	10.0
> 3 to ≤ 12 months	635	3	0.3	50,000	2.68%	7.0
>12 to ≤ 24 months	4,117	1,820	1.5	250,000	2.67%	6.4
> 24 months	20,298	20,119	3.2	725,000	3.27%	8.1
Total / weighted average	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

TBA Securities
As of September 30, 2013 and December 31, 2012, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following table presents a summary of our long and short TBA positions as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$800,500	$16,566	$182,600	$580
Sale of TBA securities	(67,305)	4,548	—	—
Total TBA assets	733,195	21,114	182,600	580

TBA liabilities
Purchase of TBA securities	—	—	572,134	(992)
Sale of TBA securities	(2,341,045)	(74,123)	(1,276,922)	(2,546)
Total TBA liabilities	(2,341,045)	(74,123)	(704,788)	(3,538)
Total net TBA	$(1,607,850)	$(53,009)	$(522,188)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value and net carrying value of the TBA contract as of period-end.
Linked Transactions
Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency securities, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized gain (loss) and net interest income on Linked Transactions, net, a component of other gain (loss), net in our consolidated statements of operations.

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Coupon interest income	$—	$—	$—	$302
Discount accretion	—	—	—	590
Interest expense	—	—	—	(183)
Unrealized gain, net	—	—	—	2,675
Unrealized gain and net interest income on Linked Transactions, net	$—	$—	$—	$3,384
U.S. Treasury Securities and Futures
We had U.S. Treasury securities with a fair value of $855.8 million and a face amount of $860.0 million as of September 30, 2013, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $(2.7) million and a notional amount of $(150.0) million as of September 30, 2013, which is presented in derivative liabilities, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $421.1 million as of December 31, 2012. The borrowed securities were collateralized by cash payments of $418.9 million as of December 31, 2012 which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity, as of both September 30, 2013 and December 31, 2012, respectively.

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

Note 8. Offsetting Assets and Liabilities

Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
September 30, 2013
Interest rate swaps and swaptions (1)	$133,396	$—	$133,396	$(16,419)	$(103,844)	$13,133
Receivable under reverse repurchase agreements	—	—	—	—	—	—
Total	$133,396	$—	$133,396	$(16,419)	$(103,844)	$13,133

December 31, 2012
Interest rate swaps and swaptions (1)	$22,463	$—	$22,463	$(13,250)	$—	$9,213
Receivable under reverse repurchase agreements	418,888	—	418,888	(418,888)	—	—
Total	$441,351	$—	$441,351	$(432,138)	$—	$9,213

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Offset in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
September 30, 2013
Interest rate swaps (1)	$22,614	$—	$22,614	$(16,419)	$(6,195)	$—
Repurchase agreements	9,248,346	—	9,248,346	—	(9,248,346)	—
Total	$9,270,960	$—	$9,270,960	$(16,419)	$(9,254,541)	$—

December 31, 2012
Interest rate swaps (1)	$60,188	$—	$60,188	$(13,250)	$(46,938)	$—
Repurchase agreements	6,245,791	—	6,245,791	(418,888)	(5,826,903)	—
Total	$6,305,979	$—	$6,305,979	$(432,138)	$(5,873,841)	$—
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
We determine the fair value of our agency and non-agency securities, including securities held as collateral, based upon fair value estimates obtained from multiple third-party pricing services and dealers. In determining fair value, third-party pricing sources use various valuation approaches, including market and income approaches. Factors used by third-party sources in estimating the fair value of an instrument may include observable inputs such as recent trading activity, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. Third-party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, default and loss severity, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions.
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

The following tables present our financial instruments carried at fair value as of September 30, 2013 and December 31, 2012, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$8,397,883	$—	$8,397,883
Non-agency securities	—	778,637	149,277	927,914
U.S. Treasury securities	855,815	—	—	855,815
Derivative assets	—	154,510	—	154,510
Total financial assets	$855,815	$9,331,030	$149,277	$10,336,122

Liabilities
Derivative liabilities	$—	$99,480	$—	$99,480
Total financial liabilities	$—	$99,480	$—	$99,480

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$6,367,042	$—	$6,367,042
Non-agency securities	—	585,734	95,669	681,403
Derivative assets	—	23,043	—	23,043
Total financial assets	$—	$6,975,819	$95,669	$7,071,488

Liabilities
Derivative liabilities	$—	$63,726	$—	$63,726
Obligation to return securities borrowed under repurchase agreements	421,077	—	—	421,077
Total financial liabilities	$421,077	$63,726	$—	$484,803
The following tables present a summary of the changes in fair value for the nine months ended September 30, 2013 and 2012 of Level 3 assets carried at fair value as of September 30, 2013 and 2012 (in thousands):

For the Nine Months Ended September 30, 2013
Non-Agency Securities
Balance as of December 31, 2012	$95,669

Unrealized gain	10,073
Unrealized loss	(6,971)
Total unrealized gain, net	3,102

Purchases of securities	60,115
Sales of securities	(6,293)
Principal repayments on securities	(9,010)
Discount accretion	5,694
Balance as of September 30, 2013	$149,277

	For the Nine Months Ended September 30, 2012
	Non-Agency Securities	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	9,479	827	10,306
Unrealized loss	(723)	—	(723)
Total unrealized gain, net	8,756	827	9,583

Purchases of securities	56,124	—	56,124
Principal repayments on securities	(6,744)	(291)	(7,035)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings underlying Linked Transactions	—	5,445	5,445
Discount accretion	1,671	159	1,830
Accrued interest on Linked Transactions		7	7
Balance as of September 30, 2012	$73,669	$—	$73,669

There were no transfers between hierarchy levels during the nine months ended September 30, 2013 and 2012. Unrealized gains and losses on non-agency securities are included in the consolidated statements of operations in the line item unrealized gain (loss) on non-agency securities, net and unrealized gains and losses on Linked Transactions are included on the consolidated statements of operations in the line item unrealized gain and net interest income on Linked Transactions, net.
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
The significant unobservable inputs used by external pricing sources in the fair value measurement of our Level 3 non-agency securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates. As discussed above, we review the various third-party fair value estimates used to determine the fair value of our securities by performing procedures to validate their reasonableness. In reviewing the fair values of our Level 3 non-agency securities, we use internal models and our own estimates of cumulative defaults and loss severities on the loans underlying our Subprime securities to estimate the range of discount rates implied by third-party pricing. The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 non-agency security fair values totaling $149.3 million and $95.7 million as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013			December 31, 2012
Unobservable Level 3 Input	Minimum	Weighted Average	Maximum	Minimum	Weighted Average	Maximum
Cumulative default percentage	40%	52%	57%	62%	68%	70%
Loss severity	55%	63%	67%	44%	65%	71%
Discount rate	3.4%	5.7%	7.6%	4%	5%	7%
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

Note 10. Stockholders’ Equity
Equity Offerings
During the nine months ended September 30, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. During the three and nine months ended September 30, 2013, we made open market purchases of 3.2 million and 6.1 million shares of our common stock at an average net repurchase price of $19.58 per share and $20.44 per share, or $62.1 million and $124.1 million, respectively. As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $169.2 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of American Capital Mortgage Investment Corp.’s (“MTGE”, the “Company”, “we”, “us” and “our”) consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
We were incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our IPO. We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency mortgage investments, non-agency mortgage investments and other mortgage-related investments. Agency mortgage investments include residential mortgage pass-through certificates and CMOs structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or a U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include CMBS, commercial mortgage loans, mortgage-related derivatives, mortgage servicing rights and other mortgage-related investments.
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
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged portfolio of mortgage-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest rate, prepayment rate and credit risks;

•	preserve our net asset value within reasonable bands;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act, as amended.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. We may experience reduced income or losses based on these rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is the estimated percentage change in market value of our mortgage assets or hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets and our hedge portfolio changes when the interest rate and prepayment environment changes.
The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

•
Prepayment Risk. Because residential borrowers are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest that principal at potentially lower yields.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and interest rate swaptions. We also may purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities.
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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve ("Fed") announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at exceptionally low levels through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities ("MBS") generally at the pace of $40 billion per month in addition to the Fed's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Fed plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Fed's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Fed purchased an average of approximately $70 billion in agency securities per month during the first three quarters of 2013, representing nearly half of the average monthly gross issuance of fixed-rate agency MBS over this period.
The Fed's participation in the MBS market has affected asset prices and put downward pressure on net interest margins. The unpredictability and size of QE3 has further injected volatility into the pricing and availability of certain MBS assets. Following the Fed's announcement of QE3, mortgage spreads relative to U.S. Treasury securities and interest rate swaps narrowed sharply and prices across the agency MBS spectrum rose to near historical highs, with specified pre-payment protected MBS significantly outperforming generic MBS as investors were focused on pre-payment protection. By early 2013, mortgage spreads had retracted some of their decline, but remained well below their historical average with both specified and generic MBS prices remaining at or near historical highs. However, during the first quarter of 2013, investor perceptions around the future of monetary policy began to shift as concerns grew around the timing and impact of the Fed's eventual withdrawal from the mortgage market. These concerns, combined with generally stronger economic data, pushed interest rates higher and mortgage spreads returned to near pre-QE3 levels by the end of the second quarter. Price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during the period, as investor sentiment shifted from prepayment concerns to extension risk and "up rate" protection. The third quarter, although ending with prices and rates largely unchanged relative to the end of June 2013, experienced significant intra-quarter volatility in both interest rates and spreads as employment reports fell short of expectations and the Fed decided not to commence tapering during its September 2013 Federal Open Market Committee meeting, contrary to earlier predictions. With tapering expectations shifting to sometime between December 2013 and the second half of 2014, the near term outlook for the agency MBS market was increasingly uncertain by the end of the third quarter.
Given ongoing uncertainties related to the U.S. economic outlook, the timing of changes to QE3 and the actions of U.S. government policy makers, we expect the agency MBS market will continue to experience significant volatility. Consequently, throughout the first three quarters of 2013, we took actions to rebalance the composition of our asset portfolio toward lower duration assets, such as 15-year fixed-rate MBS, which are less sensitive to changes in interest rates and mortgage spreads and provide greater capacity to redeploy cash flows into higher yielding assets over the intermediate to longer term (two to five years) in a post QE3 higher rate environment. In addition, with the near term outlook uncertain, we continue to prioritize risk management over short-term returns. As of September 30, 2013, we lowered our "at risk" leverage ratio, inclusive of our net TBA position, to 5.7x our stockholders' equity and continued to maintain a large hedge portfolio relative to pre-QE3 levels. As of September 30, 2013, our hedges, consisting of interest rate swaps, swaptions and U.S. Treasury positions represented 88% of our repurchase agreements and net TBA position. This hedge ratio was moderately lower than our June 30, 2013 hedge ratio of 106%. We were comfortable operating with a slightly lower hedge ratio and slightly larger duration gap at the end of the third quarter due to the lower risk profile of our assets, the significant extension risk protection provided by our swaption portfolio and the relatively lower level of operating leverage.

Collectively, we believe our actions will provide us with greater book value protection in a rising rate environment. However, in the event that interest rates decline, as of September 30, 2013, we continued to hold 75% of our fixed-rate mortgage assets (or 94% inclusive of our net short TBA position) in pre-payment protected securities (i.e., securities backed by original loan balances of up to $150,000, referred to as "lower loan balance securities", and securities backed by 100% refinance loans with original loan-to-value ratios of at least 80% originated under HARP, referred to as "HARP securities"). Substantially all of our pre-payment protected securities as of September 30, 2013 were deliverable into TBA contracts and, therefore, had largely the same liquidity profile as generic agency securities. Further, our pre-payment protected securities had a weighted average pay-up across our fixed-rate assets, inclusive of our net TBA position, of approximately 0.14% as of September 30, 2013. Therefore, if pay-ups had declined to zero, it would have resulted in less than a 1% decline in our net asset value as of September 30, 2013. For further details of our portfolio composition as of September 30, 2013 refer to Financial Condition below.
Because our primary focus in the current market environment is to prioritize protecting our net asset value and longer term earnings potential over short term returns, we expect that the combination of portfolio rebalancing actions and maintaining a large hedge ratio will result in lower net spread income (net interest income, less periodic costs on interest rate swaps and operating expenses) over the short to intermediate-term.
The table below summarizes interest rates and prices for generic agency MBS as of the end of each respective quarter since September 30, 2012.

Interest Rate / Security (1)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
LIBOR:
1-Month	0.18%	0.19%	0.20%	0.21%	0.21%
3-Month	0.25%	0.27%	0.28%	0.31%	0.36%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.32%	0.36%	0.24%	0.25%	0.23%
5-Year U.S. Treasury	1.38%	1.39%	0.77%	0.72%	0.63%
10-Year U.S. Treasury	2.61%	2.49%	1.85%	1.76%	1.63%
Interest Rate Swap Rates:
2-Year Swap Rate	0.46%	0.51%	0.42%	0.39%	0.37%
5-Year Swap Rate	1.54%	1.57%	0.95%	0.86%	0.76%
10-Year Swap Rate	2.77%	2.70%	2.01%	1.84%	1.70%
30-Year Fixed Rate MBS Price:
3.5%	$101.83	$101.50	$105.58	$106.66	$107.25
4.0%	$104.86	$104.16	$106.61	$107.22	$107.75
4.5%	$106.80	$105.82	$107.73	$108.03	$108.25
15-Year Fixed Rate MBS Price:
2.5%	$100.61	$100.45	$103.75	$104.61	$105.13
3.0%	$103.53	$102.82	$105.17	$105.61	$106.00
3.5%	$105.58	$104.20	$106.03	$106.14	$106.41
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
30-Year Lower Loan Balance (3):
3.0%	$0.03	$—	$0.13	$0.69	$0.09
3.5%	$0.22	$0.22	$0.91	$1.64	$1.02
4.0%	$0.70	$0.91	$3.28	$4.19	$3.45
30-Year HARP (4):
3.0%	$—	$—	$0.07	$0.47	$0.06
3.5%	$0.03	$0.16	$0.70	$1.52	$1.00
4.0%	$0.21	$0.59	$2.85	$4.06	$3.25
 ________________________

(1)	Source: Bloomberg and dealer indications

(2)	"Pay-ups” represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools. Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

(3)	Lower loan balance pay-ups for pools with original loan balances from $85,000 to $110,000

(4)	HARP pay-ups for pools backed by 100% refinance loans with original loan-to-value ratios between 95% and 100%

The following table summarizes recent prepayment trends for our agency investment portfolio for the nine months ended September 30, 2013.

Agency Portfolio Actual CPR (1)
January	6%
February	6%
March	7%
April	6%
May	7%
June	9%
July	8%
August	6%
September	6%
_______________________

(1)	Weighted average actual one-month annualized Conditional Prepayment Rate ("CPR") released at the beginning of the month based on securities held as of the preceding month-end.

The market for legacy non-agency securities continued to perform well through May 2013, as positive developments in the U.S. housing market coupled with limited supply and strong demand provided a firm foundation. However, during June 2013 non-agency securities pricing fell significantly due to concerns over potential monetary policy changes and significant bond fund outflows. During the third quarter, the non-agency market was relatively stable, as limited supply and continued positive momentum in the housing market kept assets in demand despite the broader volatility in the interest rate market. Legacy non-agency securities continued to pay down but there was not a material supply of new non-agency securitizations. While there has indeed been an increase in new issuances this year, the overall amount was small and that market remains challenged particularly in the current environment where securitization economics are not competitive with whole loan execution.
Looking forward, however, there are a few developments that could lead to increased non-agency MBS issuance in the medium to long term. Regulatory clarity will help alleviate some issuer uncertainty, particularly around risk retention, leading to more non-agency MBS origination in general. New supply may also result from any potential reduction in FHFA loan limits in the near term, although changes to these limits are expected to be gradual. There has also been increased activity in the securitization of legacy loans, both nonperforming and re-performing, and this trend is expected to continue. Finally, the GSEs have each executed a risk sharing transaction and are expected to continue with these programs as well as other mechanisms to share risk with the private sector.
While these developments should help increase participation of the private sector in mortgage finance over the next year, we expect significant change to remain relatively slow.
Strategic Initiatives
During the third quarter, a wholly-owned subsidiary of MTGE signed definitive documentation to acquire Residential Credit Solutions, Inc. (“RCS”), a servicer of mortgage loans based in Fort Worth, Texas. RCS has also obtained approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage mortgage servicing rights. Subject to the satisfaction of the closing conditions set forth in the definitive documentation including regulatory approval, we anticipate consummating the transaction in the fourth quarter of 2013.
Summary of Critical Accounting Estimates

Our critical accounting estimates relate to the fair value of our investments and derivatives and recognition of interest income. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in our MD&A in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting policies are described in Note 3 to the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

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

FINANCIAL CONDITION
As of September 30, 2013, our investment portfolio with a fair value of $7.7 billion consisted of $8.4 billion of agency MBS, $(1.6) billion in net short TBA positions, and $927.9 million of non-agency securities. Our investment portfolio grew $0.7 billion from $7.0 billion as of December 31, 2012 following the completion of a follow-on public offering of 23.0 million shares of our common stock for net proceeds of $583.9 million.
The table below presents our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands, except per share amounts):

	September 30, 2013	December 31, 2012
Balance Sheet Data:
Total agency and non-agency securities	$9,325,797	$7,048,445
Total assets	$10,809,865	$7,696,140
Repurchase agreements	$9,248,346	$6,245,791
Total liabilities	$9,626,528	$6,770,578
Total stockholders’ equity	$1,183,337	$925,562
Net asset value per common share	$22.37	$25.74

The following tables summarize certain characteristics of our securities portfolio by issuer and investment category as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$6,883,141	$7,002,039	$6,702,758	3.36%	2.62%
Freddie Mac	1,480,484	1,515,627	1,443,823	3.45%	2.72%
Ginnie Mae	34,258	33,755	33,000	3.00%	2.63%
Agency total	8,397,883	8,551,421	8,179,581	3.37%	2.64%
Non-agency securities	927,914	856,915	1,472,299	1.41%	7.05%
Total	$9,325,797	$9,408,336	$9,651,880	3.07%	3.04%

	December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,325,187	$5,211,321	$4,939,592	3.40%	2.42%
Freddie Mac	1,041,855	1,018,449	965,074	3.57%	2.65%
Agency total	6,367,042	6,229,770	5,904,666	3.43%	2.46%
Non-agency securities	681,403	616,707	1,045,891	1.70%	7.47%
Total	$7,048,445	$6,846,477	$6,950,557	3.17%	2.91%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 7% and 9% as of September 30, 2013 and December 31, 2012, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency Securities
As detailed in the tables below, the weighted average agency security portfolio yield increased by 18 basis points, while weighted average projected CPR decreased by approximately 200 basis points from December 31, 2012 to September 30, 2013. These changes were consistent with the significant increase in mortgage interest rates, and our rebalancing of the agency securities portfolio. The following table summarizes certain characteristics of our agency securities portfolio by term and coupon as of September 30, 2013 (dollars in thousands):

	September 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$844,319	$862,742	$838,395	1.91%	7%
3.0%	849,587	847,965	821,573	2.30%	8%
3.5%	1,021,099	1,011,086	966,355	2.45%	9%
4.0%	278,079	278,489	260,340	2.30%	10%
4.5%	22,328	22,407	20,942	2.71%	11%
15-year total	3,015,412	3,022,689	2,907,605	2.24%	8%
20-year
3.0%	76,073	79,119	75,963	2.35%	6%
3.5%	67,462	67,188	65,142	2.94%	7%
4.0%	6,544	6,533	6,170	2.88%	8%
5.0%	2,949	3,046	2,722	2.43%	12%
20-year total	153,028	155,886	149,997	2.63%	7%
30-year
3.0%	591,687	604,455	605,296	3.01%	5%
3.5%	3,029,666	3,141,730	2,974,453	2.78%	6%
4.0%	1,020,259	1,042,677	972,889	3.01%	7%
4.5%	98,770	99,138	91,964	3.39%	7%
5.0%	40,358	40,473	37,089	3.46%	10%
30-year total	4,780,740	4,928,473	4,681,691	2.87%	6%
Total fixed rate securities	7,949,180	8,107,048	7,739,293	2.63%	7%
Adjustable rate securities	448,703	444,373	440,288	2.74%	13%
Total agency securities	$8,397,883	$8,551,421	$8,179,581	2.64%	7%

The percentage of our fixed-rate agency securities portfolio allocated to HARP and lower loan balance securities was 75% (not including our net short TBA position) as of September 30, 2013 (dollars in thousands):

	September 30, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$2,733,724	$2,805,085	$2,656,647	3.61%	2.84%	7%
Lower Loan Balance (2)	3,217,370	3,281,911	3,118,510	3.43%	2.58%	7%
Other	1,998,086	2,020,052	1,964,136	3.05%	2.44%	7%
Total fixed rate securities	7,949,180	8,107,048	7,739,293	3.40%	2.63%	7%
Adjustable rate securities	448,703	444,373	440,288	2.91%	2.74%	13%
Total agency securities	$8,397,883	$8,551,421	$8,179,581	3.37%	2.64%	7%
————————

(1)
HARP securities represent pools with loans refinanced under HARP that have original loan-to-value ratios greater than or equal to 80%. Our HARP securities had a weighted average LTV of 102% and 99% for 15-year and 30-year securities, respectively, as of September 30, 2013. Includes $553 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $99,803 and $90,690 for 15-year and 30-year securities, respectively, as of September 30, 2013.

The following table summarizes certain characteristics of our agency securities portfolio by term and coupon as of December 31, 2012 (dollars in thousands):

	December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
≤ 15-year
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

The following table summarizes our agency securities at fair value according to their estimated weighted average life classifications as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$402	$395	1.52%	3.50%	$—	$—	—%	—%
Greater than three years and less than or equal to five years	1,545,308	1,534,975	2.42%	3.48%	1,759,226	1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	5,982,873	6,123,688	2.65%	3.37%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	869,300	892,363	2.96%	3.17%	123,307	122,667	2.52%	3.12%
Total	$8,397,883	$8,551,421	2.64%	3.37%	$6,367,042	$6,229,770	2.46%	3.43%
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
In determining the estimated weighted average years to maturity and yields on our agency MBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 7% and 9% as of September 30, 2013 and December 31, 2012, respectively. Based on these prepayment assumptions, the weighted average expected life of our agency securities was 7.7 years and 7.0 years as of September 30, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 104.5% of par value as of September 30, 2013, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of September 30, 2013 and December 31, 2012, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(73,339)	$(78,415)	$(5,076)
3.0%	(591,395)	(596,953)	(611,585)	(14,632)
3.5%	220,000	230,146	232,271	2,125
Subtotal	(449,335)	(440,146)	(457,729)	(17,583)
30-Year
3.0%	(125,815)	(120,379)	(122,668)	(2,289)
3.5%	(1,613,200)	(1,591,367)	(1,638,946)	(47,579)
4.0%	505,500	517,718	529,353	11,635
4.5%	75,000	77,293	80,100	2,807
Subtotal	(1,158,515)	(1,116,735)	(1,152,161)	(35,426)
Portfolio total	$(1,607,850)	$(1,556,881)	$(1,609,890)	$(53,009)

	December 31, 2012
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$182,600	$190,437	$191,017	$580
3.0%	(68,300)	(72,035)	(72,131)	(96)
Subtotal	114,300	118,402	118,886	484
30-Year				—
3.0%	572,134	600,067	599,075	(992)
3.5%	(735,122)	(783,041)	(783,869)	(828)
4.0%	(473,500)	(505,246)	(506,868)	(1,622)
Subtotal	(636,488)	(688,220)	(691,662)	(3,442)
Portfolio total	$(522,188)	$(569,818)	$(572,776)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency securities.

(2)	Cost basis represents the forward price to be paid for the underlying agency securities.

(3)	Market value represents the current market value of the agency securities underlying the TBA contracts as of period-end.

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
The following tables summarize our non-agency securities portfolio as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$177,915	$13,429	$(4,678)	$169,164	$(225,818)	$394,982	1.97%	6.19%
Alt-A	499,961	41,506	(4,987)	463,442	(218,615)	682,057	1.65%	7.07%
Option-ARM	100,761	12,886	(2,442)	90,317	(41,834)	132,151	0.47%	7.49%
Subprime	149,277	18,490	(3,205)	133,992	(129,117)	263,109	0.42%	7.73%
Total	$927,914	$86,311	$(15,312)	$856,915	$(615,384)	$1,472,299	1.41%	7.05%
————————

(1)	Weighted average coupon rates are floating, except for $14.8 million and $24.4 million fair value of prime and Alt-A non-agency securities, respectively, as of September 30, 2013.

(2)	Prime non-agency securities include interest only investments with a fair value of $11.4 million and a current face value of $210.5 million as of September 30, 2013.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%
————————

(1)	Weighted average coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency securities, respectively, as of December 31, 2012.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$141,042	$134,523	5.96%	1.58%	$90,919	$85,595	6.43%	1.53%
> 5 to ≤ 7 years	211,813	201,410	6.47%	2.39%	266,090	240,472	7.24%	2.00%
>7 years	575,059	520,982	7.55%	1.15%	324,394	290,640	7.96%	1.55%
Total	$927,914	$856,915	7.05%	1.41%	$681,403	$616,707	7.47%	1.70%
Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of September 30, 2013 and December 31, 2012, our non-agency securities have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. Credit ratings are based on the par value of the non-agency securities. However, the non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of September 30, 2013 and December 31, 2012:

Credit Rating (1)	September 30, 2013	December 31, 2012
AAA	6%	—%
A	2%	—%
BBB	—%	3%
BB	4%	2%
B	5%	8%
Below B	57%	79%
Not Rated	26%	8%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTVs") of 75% and 72% as of September 30, 2013 and December 31, 2012, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTVs are calculated based on the original home values, we believe that current market-based LTVs would be significantly higher. Additionally, 20% and 22% of the mortgages underlying these securities as of September 30, 2013 and December 31, 2012, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 5% and 4% as of September 30, 2013 and December 31, 2012, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency investment categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$177,915	$48.63	63	71%	747	6%	12%
Alt-A	499,961	66.76	96	75%	711	21%	13%
Option-ARM	100,761	67.45	94	74%	709	25%	16%
Subprime	149,277	50.52	89	80%	622	32%	12%
Total	$927,914	$59.13	88	75%	703	20%	13%

December 31, 2012
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$113,351	$75.19	88	70%	733	12%	13%
Alt-A	403,522	62.18	87	72%	711	21%	13%
Option-ARM	68,861	59.59	86	74%	710	26%	10%
Subprime	95,669	39.36	76	75%	621	33%	9%
Total	$681,403	$59.11	85	72%	702	22%	12%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)
Prime non-agency securities include interest only investments with a fair value of $11.4 million, a current face value of $210.5 million and an average purchase price of $4.31 as of September 30, 2013.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of September 30, 2013 and December 31, 2012:

	% of Non-Agency Portfolio
	September 30, 2013	December 31, 2012
California	38%	37%
Florida	9%	11%
Virginia	5%	5%
New York	5%	4%
Maryland	4%	4%
Total	61%	61%

Repurchase Financing and Hedging
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,820,044	0.60%	17	$2,547,674	0.61%	19
> 1 to ≤ 2 months	2,324,368	0.46%	46	2,035,551	0.56%	46
> 2 to ≤ 3 months	1,686,793	0.42%	77	1,315,109	0.54%	76
> 3 to ≤ 6 months	1,083,261	0.53%	154	243,877	0.51%	143
> 6 to ≤ 9 months	35,131	0.46%	260	14,317	0.62%	269
> 9 to ≤ 12 months	153,029	0.49%	342	89,263	0.62%	319
> 12 months	250,000	0.62%	945	—	—%	—
Total	8,352,626	0.51%	90	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
Overnight	895,720	0.14%	1	—	—%	—
Total repurchase agreements	$9,248,346	0.48%	81	$6,245,791	0.57%	50
As of September 30, 2013 and December 31, 2012, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

September 30, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$650,000	$(5,581)	0.87%	0.26%	1.7
> 3 to ≤ 5 years	1,215,000	(6,879)	1.21%	0.26%	3.9
> 5 to ≤ 7 years	800,000	12,463	1.53%	0.27%	5.9
> 7 years	1,725,000	57,991	2.23%	0.26%	9.5
Total	$4,390,000	$57,994	1.62%	0.26%	6.2

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (2)			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$550,000	$(6,639)	0.81%	0.31%	2.3
> 3 to ≤ 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
> 5 to ≤ 7 years	550,000	(16,256)	1.55%	0.34%	6.4
> 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	As of September 30, 2013, there were no interest rate swaps with deferred start dates.

(2)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

The following tables present certain information about our interest rate swaption agreements as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$29,740	$27,193	0.5	1,375,000	2.77%	8.3
>12 to ≤ 24 months	7,478	6,956	1.7	400,000	3.52%	6.3
> 24 months	9,435	18,639	2.8	425,000	3.23%	6.1
Total / weighted average	$46,653	$52,788	1.2	$2,200,000	2.99%	7.5

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,156	$2	0.2	$125,000	3.30%	10.0
> 3 to ≤ 12 months	635	3	0.3	50,000	2.68%	7.0
>12 to ≤ 24 months	4,117	1,820	1.5	250,000	2.67%	6.4
> 24 months	20,298	20,119	3.2	725,000	3.27%	8.1
Total / weighted average	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$54,587	$37,311	$145,823	$82,938
Non-agency securities	15,847	6,949	39,871	12,518
Other	77	95	311	196
Interest expense	(10,949)	(7,329)	(28,098)	(13,779)
Net interest income	59,562	37,026	157,907	81,873

Other gains (losses):
Realized gain (loss) on agency securities, net	(71,179)	23,566	(83,484)	46,633
Realized gain on non-agency securities, net	5,884	952	15,610	952
Realized loss on periodic settlements of interest rate swaps, net	(14,449)	(6,855)	(32,228)	(11,711)
Realized gain (loss) gain on other derivatives and securities, net	65,258	(29,132)	86,675	(45,957)
Unrealized gain (loss) gain on agency securities, net	80,894	95,477	(290,810)	164,994
Unrealized gain (loss) on non-agency securities, net	(424)	33,118	6,303	34,506
Unrealized gain and net interest income on Linked Transactions, net	—	—	—	3,384
Unrealized gain (loss) on other derivatives and securities, net	(105,138)	(3,118)	92,918	(64,300)
Total other gains (losses), net	(39,154)	114,008	(205,016)	128,501

Expenses:
Management fees	4,725	2,945	14,248	6,633
General and administrative expenses	1,781	1,415	5,486	3,509
Total expenses	6,506	4,360	19,734	10,142

Income (loss) before excise tax	13,902	146,674	(66,843)	200,232
Excise tax	200	432	377	441
Net income (loss)	$13,702	$146,242	$(67,220)	$199,791

Weighted average number of common shares outstanding—basic and diluted	54,515	36,262	53,348	25,411

Net income (loss) per common share—basic and diluted	$0.25	$4.03	$(1.26)	$7.86

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency securities (1)	$8,424,136	2.59%	$54,587	$6,011,801	2.48%	$37,311
Non-agency securities	857,048	7.40%	15,847	399,704	6.95%	6,949
Total	$9,281,184	3.04%	$70,434	$6,411,505	2.76%	$44,260

	For the Nine Months Ended September 30,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income (2)
Agency securities (1)	$7,246,783	2.68%	$145,823	$4,157,117	2.66%	$82,938
Non-agency securities	746,741	7.12%	39,871	250,984	7.12%	13,409
Total	$7,993,524	3.10%	$185,694	$4,408,101	2.91%	$96,347
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the nine months ended September 30, 2012, interest income from non-agency securities includes $0.9 million of interest income on securities classified as Linked Transactions.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30, 2013 vs. September 30, 2012			For the Nine Months Ended September 30, 2013 vs. September 30, 2012
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase	Volume	Yield	Increase	Volume	Yield
Agency securities	$17,276	$15,567	$1,709	$62,885	$62,259	$626
Non-agency securities	8,898	8,430	468	26,462	26,468	(6)
Total	$26,174	$23,997	$2,177	$89,347	$88,727	$620
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income was significantly higher during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due primarily to higher average investment balances as a result of issuances of common stock during 2012 and the first quarter of 2013.
We amortize or accrete premiums and discounts associated with agency securities and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency securities was 7% and 9% as of September 30, 2013 and December 31, 2012, respectively. The actual

CPR realized for individual agency securities in our investment portfolio was approximately 6.7% and 6.7% for the three months ended September 30, 2013 and 2012, respectively, and 6.8% and 5.9% for the nine months ended September 30, 2013 and 2012, respectively.
Interest income from our agency securities is net of premium amortization expense of $12.8 million and $12.8 million for the three months ended September 30, 2013 and 2012, respectively, and $31.1 million and $23.8 million for the nine months ended September 30, 2013 and 2012, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $(0.8) million and $4.4 million of "catch up" premium amortization benefit (expense) during the three and nine months ended September 30, 2013, respectively. The amortized cost basis of our agency securities portfolio was 104.5% and 105.5% of par value, and the net unamortized premium balance of our aggregate agency securities portfolio was $371.8 million and $325.1 million, as of September 30, 2013 and December 31, 2012, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities, including those non-agency securities underlying Linked Transactions, includes discount accretion of $10.5 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively, and $25.4 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted average cost basis of the non-agency portfolio was 58% of par as of September 30, 2013. The total net discount remaining was $615.4 million, with $255.5 million designated as credit reserves as of September 30, 2013.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.7x and 6.7x our stockholders’ equity as of September 30, 2013 and December 31, 2012, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our balance sheet. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 (dollars in thousands):

	Repurchase Agreements			Average Interest Rate as of Period End (2)	Average Leverage During the Period (3)	Leverage as of Period End (4)	Adjusted Leverage as of Period End (5)
Quarter Ended	Average Daily Amount Outstanding (1)	Maximum Daily Amount Outstanding (2)	Ending Amount Outstanding (2)
September 30, 2013	$8,298,648	$9,256,112	$9,248,346	0.48%	6.8x	7.0x	5.7x
June 30, 2013	$7,172,551	$8,190,661	$7,978,748	0.49%	5.1x	6.3x	6.4x
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.52%	4.9x	4.3x	7.4x
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.51%	6.9x	6.6x	6.6x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities

(2)	Includes repurchase agreements collateralized by U.S. Treasury securities

(3)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements (including those within Linked Transactions) by our average month-end stockholders’ equity for the period.

(4)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency securities by our stockholders’ equity at period end.

(5)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end.

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2013, we had a net short TBA position with a notional value of $(1,607.9) million and an underlying cost basis of $(1,556.9) million. Our total at risk leverage including the effect of net TBA positions is shown as the adjusted leverage as of period end in the table above.
Interest Expense and Cost of Funds
Interest expense of $10.9 million and $7.3 million for the three months ended September 30, 2013 and 2012, respectively, and $28.1 million and $13.8 million for the nine months ended September 30, 2013 and 2012, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $14.4 million and $6.9 million for the three months ended September 30, 2013 and 2012, respectively, and $32.2 million and $11.7 million for the nine months ended September 30, 2013 and 2012, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations. In addition, we recorded $0.2 million of expense for repurchase agreements reported as Linked Transactions during the nine months ended September 30, 2012, which is included in unrealized gain and net interest income on Linked Transactions, net on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$8,298,648	0.52%	$10,949	$5,834,747	0.50%	$7,329
Interest rate swaps	$5,027,500	0.69%	14,449	$3,033,750	0.46%	6,855
Total adjusted cost of funds		1.21%	$25,398		0.96%	$14,184

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)(2)
Repurchase agreements	$7,078,584	0.53%	$28,098	$3,993,233	0.46%	$13,962
Interest rate swaps	$4,655,000	0.61%	32,228	$2,253,000	0.40%	11,711
Total adjusted cost of funds		1.14%	$60,326		0.86%	$25,673

————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)
For the nine months ended September 30, 2012, repurchase agreement interest expense includes $0.2 million of interest expense on repurchase agreements related to securities underlying Linked Transactions.

The increase in our adjusted cost of funds for the three months ended September 30, 2013 compared to 2012 was attributable primarily to increases in average interest rate swap notional and repurchase agreement balances, together with higher fixed-pay interest rate swap rates.
The increase in our adjusted cost of funds for the nine months ended September 30, 2013 compared to 2012 was primarily attributable to higher average interest rate swap notional and repurchase agreement balances, together with higher fixed-pay interest rate swap and repurchase agreement rates.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30, 2013 vs. September 30, 2012			For the Nine Months Ended September 30, 2013 vs. September 30, 2012
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase	Volume	Rate	Increase	Volume	Rate
Repurchase agreements	$3,620	$3,240	$380	$14,319	$11,952	$2,367
Interest rate swaps	7,594	4,358	3,236	20,517	13,759	6,758
Total adjusted cost of funds	$11,214	$7,598	$3,616	$34,836	$25,711	$9,125
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the period presented was largely focused on positioning our portfolio towards securities with attributes that our Manager believes reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains and losses on agency securities during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from agency securities sold	$2,076,462	$1,266,425	$5,356,680	$2,639,053
Increase (decrease) in receivable for agency securities sold	39,397	(328,216)	201,968	(165,241)
Less agency securities sold, at cost	(2,187,038)	(914,643)	(5,642,132)	(2,427,179)
Net realized gains (losses) on sale of agency securities	$(71,179)	$23,566	$(83,484)	$46,633

Gross realized gains on sale of agency securities	$241	$31,223	$18,965	$54,309
Gross realized losses on sale of agency securities	(71,420)	(7,657)	(102,449)	(7,676)
Net realized gains (losses) on sale of agency securities	$(71,179)	$23,566	$(83,484)	$46,633

The following table is a summary of our net realized gains and losses on non-agency securities during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from non-agency securities sold	$41,026	$4,575	$160,405	$4,575
Less: non-agency securities sold, at cost	(35,142)	(3,623)	(144,795)	(3,623)
Net realized gains on sale of non-agency securities	$5,884	$952	$15,610	$952

Gross realized gains on sale of non-agency securities	$6,836	$952	$17,543	$952
Gross realized losses on sale of non-agency securities	(952)	—	(1,933)	—
Net realized gains on sale of non-agency securities	$5,884	$952	$15,610	$952

Unrealized gain (loss) on agency and non-agency securities, net was attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the realization of gains and losses on sales of securities during the periods presented.
Gain (Loss) on Derivatives and Other Securities, Net
The following table is a summary of our realized and unrealized loss on derivatives and other securities, net, during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Realized loss on periodic settlements of interest rate swaps, net	$(14,449)	$(6,855)	$(32,228)	$(11,711)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$53,365	$(18,430)	$53,365	$(18,430)
Interest rate swaptions	18,625	(1,454)	15,193	(1,725)
TBA securities	(42,505)	(2,903)	(23,119)	(19,250)
U.S. Treasury securities sold short	41,839	(6,567)	45,669	(6,497)
U.S. Treasury securities	(12,716)	222	(13,786)	(55)
U.S. Treasury futures	6,650	—	9,353	—
Total realized gain (loss) on other derivatives and securities, net	$65,258	$(29,132)	$86,675	$(45,957)
Unrealized gain (loss) on other derivatives and securities:
TBA securities	$3,433	$7,598	$(50,095)	$6,848
Interest rate swaps	(53,588)	(8,996)	123,930	(62,586)
Interest rate swaptions	(32,498)	137	11,398	(4,792)
U.S. Treasury securities sold short	(30,695)	(1,857)	2,939	(3,770)
U.S. Treasury securities	18,140	—	7,489	—
U.S. Treasury futures	(9,930)	—	(2,743)	—
Total unrealized gain (loss) on other derivatives and securities, net	$(105,138)	$(3,118)	$92,918	$(64,300)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$—	$—	$—	$2,675
Interest income on non-agency securities within Linked Transactions	—	—	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	—	—	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$—	$—	$—	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.7 million and $2.9 million during the three months ended September 30, 2013 and 2012, respectively, and $14.2 million and $6.6 million during the nine months ended September 30, 2013 and 2012, respectively. The period-over-period increase was primarily a function of our follow-on equity raises, net of share repurchases and net realized losses on sales of agency securities and settlement, expiration or termination of our derivative instruments.
General and administrative expenses were $1.8 million and $1.4 million during the three months ended September 30, 2013 and 2012, respectively, and $5.5 million and $3.5 million during the nine months ended September 30, 2013 and 2012, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our operating expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.1% and 2.0% for the three months ended September 30, 2013 and 2012, respectively, and 2.1% and 2.3% for the nine months ended September 30, 2013 and 2012, respectively.

Dividends and Income Taxes

We had estimated taxable income of $46.5 million and $48.1 million (or $0.85 and $1.33 per share) for the three months ended September 30, 2013 and 2012, respectively, and $128.4 million and $91.3 million (or $2.41 and $3.59 per share) for the nine months ended September 30, 2013 and 2012, respectively. The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$13,702	$146,242	$(67,220)	$199,791
Book to tax differences:
Unrealized (gains) and losses, net
Agency securities	(80,894)	(95,477)	290,810	(164,994)
Non-agency securities	424	(33,118)	(6,303)	(34,506)
Non-agency securities underlying Linked Transactions	—	—	—	(2,676)
Derivatives and other securities	105,138	3,118	(92,918)	64,300
Premium amortization, net	44	4,104	(3,821)	7,045
Capital losses in excess of capital gains (1)	63,131	—	63,131	—
Realized gains (losses), net (1)	(55,220)	22,846	(55,629)	21,919
Other	164	373	335	416
Total book to tax difference	32,787	(98,154)	195,605	(108,496)
Estimated taxable income	$46,489	$48,088	$128,385	$91,295

Weighted average number of common shares outstanding - basic and diluted	54,515	36,262	53,348	25,411

Estimated taxable income per common share	$0.85	$1.33	$2.41	$3.59
——————

(1)
Capital losses in excess of capital gains represents calendar year 2013 year to date capital losses in excess of capital gains. Our estimated taxable income for the third quarter excludes $(1.16) per share of estimated net capital losses, which are not deductible from our ordinary taxable income but may be carried forward for up to five years and applied against future net capital gains, as well as $0.98 per share of gains on terminated swaps and $0.26 per share of gains on terminated or expired swaptions, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per share is primarily a function of lower net interest spreads and a decline in estimated taxable net gains on investments and hedging instruments.
We declared dividends of $0.70 and $0.90 per common share for the three months ended September 30, 2013 and 2012, respectively, and $2.40 and $2.70 per common share for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to federal or state corporate income tax for our 2012 tax year. We expect to distribute all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. As of September 30, 2013, we had an estimated $31.7 million (or $0.60 per common share) of undistributed taxable income, net of the dividend payable as of September 30, 2013 of $37.0 million.

Key Statistics

The table below presents key statistics during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Average agency securities, at cost	$8,424,136	$6,011,801	$7,246,783	$4,157,117
Average agency securities, at par	$8,060,321	$5,726,255	$6,882,738	$3,968,074

Average non-agency securities, at cost	$857,048	$399,704	$746,741	$250,984
Average non-agency securities, at par	$1,484,249	$664,628	$1,274,097	$412,127

Net short TBA position - as of period end, at fair value	$(1,609,890)	NM	$(1,609,890)	NM
Average TBA dollar roll position, at cost	$(689,331)	NM	$1,139,984	NM

Average total assets, at fair value	$10,619,499	$7,527,346	$9,407,623	$5,007,216
Average repurchase agreements	$8,298,648	$5,834,747	$7,078,584	$3,993,233
Average stockholders' equity	$1,212,720	$851,093	$1,239,384	$588,155

Average coupon	3.05%	3.32%	3.31%	3.40%
Average asset yield	3.04%	2.76%	3.10%	2.91%
Average adjusted cost of funds (1)	1.22%	0.96%	1.14%	0.86%
Average net interest rate spread	1.82%	1.80%	1.96%	2.05%
Average net interest rate spread, including estimated TBA dollar roll income (2)	1.63%	NM	2.09%	NM
Average actual CPR for agency securities held during the period	6.7%	6.7%	6.8%	5.9%
Average projected life CPR for agency securities as of period end	7.3%	12.7%	7.3%	12.7%

Leverage- average during the period (3)	6.8x	6.9x	5.7x	6.8x
Leverage- average during the period, including average TBA dollar roll position	6.3x	NM	6.6x	NM
Leverage- as of period end (4)	7.0x	6.6x	7.0x	6.6x
Leverage- as of period end, including net TBA position	5.7x	NM	5.7x	NM

Expenses % of average total assets	0.24%	0.23%	0.28%	0.27%
Expenses % of average stockholders' equity	2.13%	2.03%	2.13%	2.31%
Net book value per common share as of period end	$22.37	$25.21	$22.37	$25.21
Dividends declared per common share	$0.70	$0.90	$2.40	$2.70
Net return (loss) on average stockholders' equity	4.5%	68.2%	(7.3)%	45.5%
————————

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
NM = Not meaningful. Prior to the first quarter of 2013, our net TBA position consisted of short TBAs used for hedging purposes.

(1)	Weighted average adjusted cost of funds includes periodic settlements of interest rate swaps.

(2)
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

(3)
Leverage during the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements, for the period by our average month-ended stockholders' equity for the period.

(4)
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency and non-agency repurchase agreements and the net receivable/payable for unsettled agency and non-agency securities at period end by our stockholders' equity at period end.

Net Spread Income
GAAP interest income does not include interest earned on non-agency securities underlying our Linked Transactions, and GAAP interest expense does not include either interest related to repurchase agreements underlying our Linked Transactions, or periodic settlements associated with undesignated interest rate swaps. Interest income and expense related to Linked Transactions is reported within unrealized gain and net interest income on Linked Transactions, net and periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statements of operations. As we believe that these items are beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus the net interest income related to Linked Transactions, less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments and income taxes. Net spread income does not include any impact from other hedging activities, such as the use of swaptions, U.S Treasuries and TBA positions. Net spread and dollar roll income includes the estimated net carry income or loss (also known as dollar roll income/loss) associated with net purchases or sales of agency MBS on a forward-settlement basis through the TBA market.
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Agency securities	$54,587	$37,311	$145,823	$82,938
Non-agency securities and other	15,924	7,044	40,182	12,714
Interest expense	(10,949)	(7,329)	(28,098)	(13,779)
Net interest income	59,562	37,026	157,907	81,873
Net interest income on non-agency securities underlying Linked Transactions	—	—	—	708
Realized loss on periodic settlements of interest rate swaps, net	(14,449)	(6,855)	(32,228)	(11,711)
Adjusted net interest income	45,113	30,171	125,679	70,870
Operating expenses	(6,506)	(4,360)	(19,734)	(10,142)
Net spread income	38,607	25,811	105,945	60,728
Dollar roll income (loss)	(6,827)	—	24,421	—
Net spread and dollar roll income	$31,780	$25,811	$130,366	$60,728

Weighted average number of common shares outstanding - basic and diluted	54,515	36,262	53,348	25,411

Net spread income per common share – basic and diluted	$0.71	$0.71	$1.99	$2.39
Net spread and dollar roll income per common share – basic and diluted	$0.58	$0.71	$2.44	$2.39

The period-over-period decline in net spread income per common share is primarily a function of margin compression due to higher cost of funds. During the three and nine months ended September 30, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.

We believe that the above non-GAAP financial measures provide information useful to investors because net spread and dollar roll income is a financial metric used by management and investors and estimated taxable income is directly related to the amount of dividends we are required to distribute in order to maintain its REIT tax qualification status.
We also believe that providing investors with our net spread and dollar roll income, estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because net spread income and estimated taxable income are incomplete measures of our financial performance and involve differences from net income computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of net spread income and estimated taxable income may not be comparable to other similarly-titled measures of other companies.

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

Follow-on Common Stock Offerings
During the nine months ended September 30, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of the Company's outstanding shares of common stock and extended its authorization through December 31, 2014. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and nine months ended September 30, 2013, we made open market purchases of 3.2 million and 6.1 million shares of our common stock at an average net repurchase price of $19.58 and $20.44 per share, or $62.1 million and $124.1 million, respectively. As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $169.2 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2013.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 7.0x and 6.7x the amount of our stockholders’ equity as of September 30, 2013 and December 31, 2012, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We had repurchase agreements with 30 financial institutions as of September 30, 2013. In addition, less than 9% of our equity was at risk with any one counterparty, with the top five counterparties representing less than 27% of our equity at risk as of September 30, 2013.
As of September 30, 2013, borrowings of $7.8 billion and $595.9 million, with weighted average remaining days to maturity of 94 and 35, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2013. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2013.

	September 30, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	16	55%
Asia	5	17%
Europe	9	28%
Total	30	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2013, haircuts on our pledged collateral remained stable and as of September 30, 2013, our weighted average haircut on agency and non-agency securities held as collateral were 5% and 29%, respectively.
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
As of September 30, 2013, we have met all margin requirements and had unrestricted cash and cash equivalents of $204.1 million and unpledged securities of $209.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2013.
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
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2013 and the related activity for the period ended September 30, 2013.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of September 30, 2013, our total "at risk" leverage, net of unsettled securities, was 5.7x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of September 30, 2013, we had a net short TBA position with a cost basis and fair value of the securities underlying our net short TBA position each totaling $(1.6) billion.

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the collateral pledged securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our net long TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2013, approximately 93% of our agency MBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) the receipt of regulatory approval or other closing conditions for a transaction; (vii) further actions by the U.S. government to stabilize the economy; (viii) changes in our business or investment strategy; (ix) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (x) our ability to meet the requirements of a REIT (including income and asset requirements); and (xi) our ability to remain exempt from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption “Risk Factors” described in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended and, as such, speak only as of the date made.
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

Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when interest rates rise and decrease when rates fall. The "negative convexity" generally increases the interest rate exposure of our investment portfolio by more than what is measured by duration alone.

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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1) As of September 30, 2013
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
+100 basis points	(10.6)%	(1.2)%	(8.0)%
+50 basis points	(5.3)%	(0.6)%	(4.1)%
-50 basis points	6.9%	0.6%	3.7%
-100 basis points	5.3%	0.7%	4.7%
————————

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ from these estimates.

(2)
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of September 30, 2013. Includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR.

(3)     Includes the effect of derivatives.
(4)    Estimated change in portfolio value expressed as a percent of the total fair value of our investment portfolio as of September 30, 2013.

(5)	Estimated change in net asset value expressed as a percent of stockholders' equity as of September 30, 2013.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. The table assumes a spread duration of 6.1 years based on interest rates and MBS prices as of September 30, 2013. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Further, the estimated impact of spread changes included in the table below is in addition to our sensitivity to interest rate shocks included in the above interest rate shock table.

MBS Spread Sensitivity (1) As of September 30, 2013
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
-25 basis points	1.2%	8.0%
-10 basis points	0.5%	3.2%
+10 basis points	(0.5)%	(3.2)%
+25 basis points	(1.2)%	(8.0)%
————————

(1)
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ from these estimates.

(2)    Includes the effect of derivatives and other securities used for economic hedging purposes.
(3)    Estimated dollar change in portfolio market value expressed as a percent of the total fair value of our investment portfolio as of September 30, 2013.

(4)	Estimated dollar change in net asset value expressed as a percent of stockholders' equity as of September 30, 2013.
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, non-agency securities and cash. As of September 30, 2013, we had unrestricted cash and cash equivalents of $204.1 million and unpledged securities of $209.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the quarter ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2013, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in thousands, except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 2013	—	$—	—	N/A
August 2013	2,850	$19.53	2,850	N/A
September 2013	318	$20.08	318	N/A
——————

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in the notes to the consolidated financial statements accompanying our Quarterly Report on Form 10-Q.

(2)
In October 2012, our Board of Directors adopted a program that may provide for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of the Company's outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of the Company's outstanding shares of common stock and extended its authorization through December 31, 2014. As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $169.2 million.

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

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chair of the Board of Directors and Chief Executive Officer

Date:	November 12, 2013