Form 10-K
period 2013-12-31
American Capital Mortgage Investment Corp.
filed 2014-02-28
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☑

As of June 30, 2013, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $808.8 million based upon the closing price of the Registrant's common stock of $17.98 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2014 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

As of January 31, 2014, there were 51,355,993 shares of the Registrant's common stock outstanding.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
2013 ANNUAL REPORT ON FORM 10K

PART I
Item 1. Business
Our Company
American Capital Mortgage Investment Corp. ("MTGE", the "Company", "we", "us", and "our") was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering ("IPO"). We are externally managed by American Capital MTGE Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital"). Our common stock is traded on the NASDAQ Global Select Market under the symbol "MTGE."
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency residential mortgage-backed securities ("RMBS"), non-agency mortgage investments and other mortgage-related investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations ("CMOs") structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae"). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights ("MSR"), mortgage REIT equity securities, GSE credit risk transfer securities, commercial mortgage-backed securities ("CMBS"), commercial mortgage loans and mortgage-related derivatives.
We operate so as to qualify to be taxed as a ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our REIT taxable income to the extent that we distribute all of our annual REIT taxable income to our stockholders.
On November 27, 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged investment portfolio of mortgage-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest rate, prepayment rate and credit risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
Our Targeted Investments
We may invest in, finance and manage mortgage-related investments, which we define as agency RMBS, non-agency mortgage investments and other mortgage-related investments, including the principal assets set forth in each of the following asset classes:

Agency RMBS

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

The agency RMBS that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by mortgage bankers, commercial banks, savings and loan institutions and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.
Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency RMBS provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and scheduled and unscheduled principal payments (referred to as "prepayments") made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.
The investment characteristics of agency RMBS differ from those of traditional fixed-income securities. Major differences include the payment of interest and principal on the securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the size of the loan, the loan-to-value ratio of the mortgage, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
When interest rates are declining, the value of agency RMBS with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of agency RMBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as "extension risk".
Payments of principal and interest on agency RMBS, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.
Agency RMBS are collateralized by pools of fixed-rate mortgage loans ("FRMs"), adjustable-rate mortgage loans ("ARMs") and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.
Freddie Mac and Fannie Mae
We invest in agency RMBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency ("FHFA"), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission ("SEC"), and the U.S. Department of the Treasury ("U.S. Treasury"), and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed RMBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as "conforming loans") and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
Ginnie Mae
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the FHA or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae. At present, most Ginnie Mae certificates are backed by single-family mortgage loans.
Non-Agency Mortgage Investments

•
Non-agency RMBS. Non-agency RMBS are securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-agency RMBS are often referred to as private label RMBS. Non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. As such, non-agency RMBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency RMBS. We may purchase highly-rated instruments that benefit from credit enhancement or non investment grade instruments that absorb credit risk. We focus primarily on non-agency RMBS where the underlying mortgages are secured by residential properties within the United States. Non-agency RMBS are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans.

•
Prime mortgage loans. Prime mortgage loans are residential mortgage loans that generally conform to the underwriting guidelines of a U.S. Government agency or a GSE but that do not carry any credit guarantee from either a U.S. Government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except as to loan size.

•
Non-prime mortgage loans. Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. Government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. This category includes loans commonly referred to as alternative A-paper ("Alt-A") or as subprime. Alt-A mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans. They are typically characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios and include a higher percentage of investment properties. Subprime mortgage loans are considered to be of the lowest credit quality. These loans may also include option-ARM loans, which contain a feature providing the borrower the option, within certain constraints, to make lesser payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances.
Other Mortgage-Related Investments

•
Mortgage servicing rights. MSR represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, setting aside taxes and insurance premiums in escrow, and forwarding interest principal payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee generally measured as a specified number of basis points of the serviced loan principal balance. We may invest in MSR associated with loans that are related to either agency or non-agency RMBS.

•
Commercial mortgage-backed securities. CMBS are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting for servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, from debt investments with investment grade ratings from one or more nationally recognized rating agencies to unrated equity tranches. We intend to focus on CMBS where underlying collateral is secured by commercial properties located within the United States.

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

•
Other mortgage-related investments. Other mortgage-related investments may include mortgage REIT equity securities, GSE credit risk transfer securities, excess interest-only instruments and other investments that may arise as the mortgage market evolves.

Investment in Residential Credit Solutions, Inc.
On November 27, 2013, we acquired RCS, a fully-licensed mortgage servicer based in Fort Worth, Texas. RCS has approvals from Fannie Mae, Freddie Mac and Ginnie Mae and the requisite state licenses to hold and manage MSR as well as residential mortgage loans, or whole loans. As a result of the RCS acquisition, we are able to invest directly in MSR and whole loans and, therefore expand our ability to invest in our targeted investment classes. As of December 31, 2013, RCS managed a servicing portfolio of approximately 53,000 loans, representing almost $10 billion in unpaid principal balance. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. As of December 31, 2013, RCS had approximately 250 employees. We have elected to treat our investment in RCS as a taxable REIT subsidiary ("TRS"), and therefore RCS is subject to corporate income tax on its earnings.
Investment Methods
We purchase RMBS either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also enter into arrangements with originators and intermediaries to source collateral for RMBS.
We utilize to-be-announced forward contracts ("TBAs") in order to invest in agency RMBS or to hedge our investments. Pursuant to these TBAs, we agree to purchase, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a "dollar roll" transaction.
We may invest directly in non-agency residential mortgage loans (prime mortgage loans and non-prime mortgage loans) and MSR through direct purchases of loans and MSR from mortgage originators and through purchases of loans and MSR on the secondary market. We may also enter into purchase agreements for loans and MSR with a number of originators and intermediaries, including mortgage bankers, commercial banks, savings and loan associates, home builders, credit unions and other mortgage conduits. We intend to invest primarily in mortgage loans secured by, and MSR for, properties within the United States.
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

Our Active Portfolio Management Strategy

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preserving our net book value. Our active management strategy involves buying and selling investments, including agency and non-agency RMBS, MSR, prime and non-prime residential loans and other mortgage-related investments, based on our Manager's continual assessment of the relative value and risk and return of these investments and our ability to hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the mortgage-related investment market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
Investment Committee and Investment Guidelines
The investment committee established by our Manager consists of Malon Wilkus, John Erickson, Samuel Flax, Gary Kain and Thomas McHale, each of whom is an officer of our Manager. The role of the investment committee is to monitor the performance of our Manager with respect to our investment guidelines and investment strategy, to monitor our investment portfolio and to monitor our compliance requirements related to our intention to qualify as a REIT and to remain exempt from registration as an investment company under the Investment Company Act. The investment committee meets as frequently as it believes is required to maintain prudent oversight of our investment activities. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments, but receives notification in the event that we operate outside of our operating policies or investment guidelines.
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
We have master repurchase agreements with 31 financial institutions as of December 31, 2013. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
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
Based on the current financing market for RMBS, which is predominantly short-term repurchase financing, we operate our agency mortgage investment portfolio within a leverage range of six to twelve times the amount of our stockholders' equity and our non-agency mortgage investment portfolio within a leverage range of one to six times the amount of our stockholders' equity. Within each of these asset classes, the level and availability of financing are influenced by the specific security or loan being financed. Our other mortgage-related investments may include certain derivative products, which in many instances may be implicitly leveraged by their structure and, as such, the appropriate financing for such investments will be evaluated on a case-by-case basis. As the financing market evolves, we expect our leverage ranges to change, and they may well increase. Such changes will be discussed with the investment committee and our Board of Directors but do not require stockholder approval.

We may finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the "price drop". The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and credit risks to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, extension or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs.
Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is an estimate of the relative expected percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest that principal at potentially lower yields.

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

•
Credit Risk. We accept mortgage credit exposure at levels our Manager deems prudent within the context of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on the loans underlying our non-agency RMBS, as well as any future investments in CMBS and individual residential and commercial mortgages. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that our Manager believes are appropriate. Additionally, we vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.

Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency RMBS and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our agency RMBS and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U. S. Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency RMBS and our net book value could decline.

The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, extension, credit or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through a TRS. Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS is subject to tax on income and gains.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $93 billion of total assets under management and eight offices in the United States and Europe as of December 31, 2013.
The sister company of our Manager is the external manager of American Capital Agency Corp. (NASDAQ: AGNC), a publicly-traded REIT that invests in agency mortgage investments. In connection with the initial public offering of American Capital Agency Corp., American Capital committed not to sponsor an investment vehicle that invests predominantly in agency RMBS that represent undivided beneficial interests in a group or pool of one or more mortgages, or whole-pool agency RMBS, for so long as the current manager of American Capital Agency Corp. or another affiliate of American Capital serves as the manager of American Capital Agency Corp. Thus, our investment portfolio is expected to consist of assets that are not predominantly whole-pool agency RMBS for so long as we are managed by an affiliate of American Capital.
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel, other than the RCS employees discussed above, are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
Malon Wilkus is our Chair and Chief Executive Officer and the Chief Executive Officer of our Manager and its parent company, American Capital Mortgage Management, LLC. Mr. Wilkus is also the Chair and Chief Executive Officer of American Capital Agency Corp. and the Chief Executive Officer of its manager, American Capital AGNC Management, LLC. In addition, Mr. Wilkus is the Chair and Chief Executive Officer of American Capital Senior Floating, Ltd. (NASDAQ: ACSF), a publicly-traded non-diversified closed-end investment management company. Mr. Wilkus is the founder of American Capital, and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1986, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has also been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. Additionally, Mr. Wilkus is the Chief Executive Officer and President of American Capital Asset Management, LLC, which is the asset fund management portfolio company of American Capital. He has also served on the board of directors of over a dozen middle-market companies in various industries.

Gary Kain is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager, American Capital AGNC Management, LLC. Mr. Kain joined American Capital in January 2009 as a Senior Vice President and Managing Director and has served in various other roles with American Capital and its affiliates. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for its $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of

Mortgage Portfolio Strategy at Freddie Mac. From 1995 to 2001, he served as head trader in Freddie Mac’s Securities Sales & Trading Group, where he was responsible for managing all trading decisions including REMIC structuring and underwriting, hedging all mortgage positions, income generation, and risk management. Prior to that, he served as a senior trader, responsible for managing the adjustable-rate mortgage and REMIC sectors.

John R. Erickson is our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, and Executive Vice President and Treasurer of our Manager and American Capital Mortgage Management, LLC. Mr. Erickson is also the Executive Vice President and Chief Financial Officer and a member of the board of directors of American Capital Agency Corp. and the Executive Vice President and Treasurer of its manager, American Capital AGNC Management, LLC. In addition, he is the Executive Vice President and Chief Financial Officer of American Capital Senior Floating, Ltd. and the Executive Vice President and Treasurer of American Capital Asset Management, LLC. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. From 1991 to 1998, Mr. Erickson was the Chief Financial Officer of Storage USA, Inc., a REIT formerly traded on the New York Stock Exchange (NYSE: SUS).

Samuel A. Flax is our Executive Vice President and Secretary and a member of our Board of Directors, and Executive Vice President, Chief Compliance Officer and Secretary of our Manager and American Capital Mortgage Management, LLC. Mr. Flax is also Executive Vice President and Secretary and a member of the board of directors of American Capital Agency Corp. and the Executive Vice President, Chief Compliance Officer and Secretary of its manager, American Capital AGNC Management, LLC. In addition, he is the Executive Vice President, Chief Compliance Officer and Secretary of American Capital Senior Floating, Ltd. and American Capital Asset Management, LLC. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital, Ltd. since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised the company on corporate, securities and other legal matters and represented the company in many of its investment transactions.
Peter J. Federico is the Senior Vice President and Chief Risk Officer of our Manager and also serves as our Senior Vice President and Chief Risk Officer. Mr. Federico is also the Senior Vice President and Chief Risk Officer of AGNC and its manager. He is primarily responsible for overseeing risk management activities for us and other funds managed by American Capital Mortgage Management, LLC’s subsidiaries. Mr. Federico joined the parent company of our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company’s investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac’s $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management, since joining the company in 1988.
Christopher Kuehl is a Senior Vice President of our Manager and also serves as our Senior Vice President, Agency Portfolio Investments. Mr. Kuehl is also a Senior Vice President, Agency Portfolio Investments of AGNC and Senior Vice President of its manager, American Capital AGNC Management, LLC. Prior to joining the parent company of our Manager in August 2010, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac. In this capacity, Mr. Kuehl was responsible for directing Freddie Mac’s purchases, sales, and structuring activities and structuring activities for all mortgage-backed securities ("MBS") products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
Aaron Pas is a Senior Vice President of our Manager and also serves as Senior Vice President, Portfolio Management of American Capital Mortgage Management, LLC which he joined in March 2011. From 2003-2011, Mr. Pas worked at Freddie Mac, most recently as the Director of Non-Agency Portfolio Management, where he was primarily responsible for managing the firm’s non-agency residential securities portfolio.
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
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, excluding employment-related expenses of our Manager, American Capital and its other affiliates who provide services to us pursuant to the management agreement.
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat non-agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.
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
Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to Federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from investment in a domestic corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
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

•
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (i) the amounts that we actually distributed, (ii) the amounts we retained and upon which we paid income tax at the corporate level, and (iii) any excess distributions from prior periods.

•
We may be required to pay monetary penalties to the Internal Revenue Service, or IRS, in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "Requirements for Qualification-General."

•	A 100% tax may be imposed on transactions between us and a TRS (as described below), that do not reflect arm's-length terms.

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
Effect of Taxable Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a TRS. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such taxable corporation elect to treat such corporation as a TRS. The separate existence of a TRS or other taxable corporation is not ignored for Federal income tax purposes. Accordingly, such entities generally are subject to corporate income tax on their earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.
For determining compliance with the "Income Tests" and "Asset Tests" applicable to REITs described below, the gross income and assets of TRS and other taxable subsidiaries are excluded. Instead, actual dividends paid to the REIT from such taxable subsidiaries, if any, are included in the REIT's gross income tests and the value of the REIT's net investment in such entities is included in the gross asset tests. Because the gross income and assets of a TRS or other taxable subsidiary corporations are excluded in determining compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, could be treated in our hands as non-real estate related or prohibited transactions.

We jointly elected to treat two of our wholly-owned subsidiaries, American Capital Mortgage Investment TRS, LLC and Residential Credit Solutions, Inc. as TRS.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The application of the TRS rules has not resulted in a limitation on the interest expense deduction of our TRS. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We intend that all of our transactions with our TRS will be conducted on an arm's-length basis.
Qualified REIT Subsidiaries
A QRS is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a TRS. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the below REIT qualification tests. We currently have no QRSs.
Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency RMBS and certain other types of MBS), "rents from real property," dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments.

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

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is under-secured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.
We treat our investments in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE as interests in grantor trusts for Federal income tax purposes. We treat these investments as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, non-agency RMBS and CMBS. We treat our investments in CMOs, non-agency RMBS and CMBS as interests in real estate mortgage investment conduits ("REMICs") for Federal income tax purposes. In the case of CMOs, non-agency RMBS and CMBS treated as interests in a REMIC, such interests generally qualify as real estate assets and income derived from REMIC interests generally are treated as qualifying income for purposes of the 75% and 95% gross income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency and non-agency RMBS, CMBS, and other mortgage loans will be qualifying income for purposes of the REIT gross income tests. See below under "Asset Tests" for a discussion of the effect of such investments on our qualification as a REIT.
We purchase and sell agency RMBS through TBA contracts and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under "Taxation of REITs in General," even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
Asset Tests
At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets.

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of MBS and mortgage loans, as well as interests in real property and stock of other corporations that qualify as REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

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
Our investments in agency pass-through certificates are treated interests in grantor trusts for Federal income tax purposes and we are treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. Our investments in CMOs, non-agency RMBS and CMBS are generally treated as interests in REMICs for Federal income tax purposes. Such interests will generally qualify as real estate assets. However, if less than 95% of the assets of the REMIC are real estate assets, then only a proportionate part of our interest in the REMIC would qualify as a real estate asset.
We enter into sale and repurchase agreements under which we nominally sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the collateral that are the subject of any such agreement, notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own such collateral during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
As discussed above, we purchase and sell agency RMBS through TBAs and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets are not qualifying assets. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs.
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
We may purchase mortgage loans. Revenue Procedure 2011-16 discusses modifications of mortgage loans (or interests in mortgage loans) which are held by a REIT, if either (1) the modifications were occasioned by a default on the loan or (2) the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the "pre-modified loan") reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a "real estate asset" if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2011-16.
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
To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income within the period described above, we will be subject to tax at the applicable corporate tax rates on the retained portion if there is no net operating loss carryover from prior periods available to offset such retained portion. We may elect to retain, rather than distribute, our net long term capital gains and pay tax on such gains if required. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income.
To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Such losses, however, will generally not affect the character, in the hands of our stockholders, of any distributions that are actually made as ordinary or capital gain dividends.
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions over required distributions from prior periods.
It is possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for Federal income tax purposes. For example, MBS that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash.
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
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at applicable corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable as a qualified dividend eligible for the maximum Federal rate of 20% in the case of U.S. stockholders, provided that the shares have been held for more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
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
Employees
We are managed by our Manager pursuant to the management agreement between our Manager and us. Prior to our acquisition of RCS, we did not have any employees. In connection with the RCS transaction, we acquired all of RCS’ servicing operations. As of December 31, 2013, RCS had approximately 250 employees, all of whom are based in RCS’ headquarters in Fort Worth, Texas.

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
Risks Related to Our Investing, Portfolio Management and Financing Activities
Our Board of Directors has approved broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow broad investment guidelines that may be amended from time-to-time. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.
We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
Our Manager employs an active management strategy on our behalf to achieve our principal objective of preserving our net book value while generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the mortgage market, that can include agency and non-agency RMBS, CMBS, whole loans, MSR, mortgage-related derivatives and other mortgage-related investments, including marketable equity securities of other agency focused mortgage REITs and GSE credit risk transfer securities based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

Purchases and sales of agency RMBS by the Fed may adversely affect the price and return associated with agency RMBS.

On September 13, 2012, the Fed announced its third quantitative easing program, commonly known as QE3, and extended its guidance to keep the Federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large scale purchases of agency RMBS at the pace of $40 billion per month and U.S. Treasury securities of $45 billion per month in addition to the Fed's existing policy of reinvesting principal payments from its holdings of agency RMBS into new agency RMBS. On December 18, 2013, the Fed announced that it would begin reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, to $35 billion per month for agency RMBS and $40 billion per month for U.S. Treasury securities. The Fed also stated that more reductions to its asset purchases are expected "in measured steps" at future meetings, but that it is not on a preset course and the level of future asset purchases would depend on the economy living up to its expectations. The Fed also extended its guidance on short-term interest rates and stated that it will likely be appropriate to maintain the Federal funds rate at exceptional low levels well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.

We cannot predict the impact of this program, future reductions of such asset purchases, or any future actions by the Fed on the prices and liquidity of agency RMBS. During periods in which the Fed purchases significant volumes of agency RMBS, yields on agency RMBS will likely be lower, refinancing volumes will likely be higher, and market volatility will be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that as the Fed reduces its purchases of agency RMBS, or if they decide to sell some or all of their holdings of agency RMBS, it could adversely affect the pricing of our agency RMBS portfolio. As a result, returns on agency RMBS and our net book value may be adversely affected.
The non-agency mortgage loans in which we invest and that underlie the non-agency RMBS in which we invest may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.
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
RMBS evidence interests in, or are secured by, pools of residential mortgage loans. CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS in which we may invest may be subject to all of the risks of the respective underlying mortgage loans.

Our investments in a mortgage servicer and MSR may expose us to additional risks.

Our recent acquisition of RCS, a fully-licensed mortgage servicer with approvals from Fannie Mae, Freddie Mac and Ginnie Mae, and our plan to make investments in MSR may subject us to risks related to its assets and operations, including the following:

•
We have limited experience acquiring MSR and operating a servicer and, while ownership of MSR and the operation of a servicer includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate RCS and integrate it into our business operations;

•
The status of Fannie Mae, Freddie Mac and Ginnie Mae approvals is subject to compliance with each of their respective guidelines and other conditions they may impose and failure to meet such guidelines and conditions could result in the unilateral termination of the related approval;

•	The owners of the loans we service (including the GSEs) may, under certain circumstances, terminate our MSR and cause us to sell the MSR to a third party;

•
The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau and other Federal and state agencies. Our failure or alleged failure to follow applicable regulations could subject us to substantial costs and liabilities related to regulatory inquiries and investigations, court proceedings and litigation settlements. Continued growth in legal and regulatory requirements applicable to mortgage servicing companies could drive a dramatic increase in RCS’ compliance costs;

•	Changes in minimum servicing amounts for GSE loans could occur at any time and could negatively impact the value of the income derived from MSR;

•	GSE reform could have a significant impact on the current servicing economic model, which, in turn, could have a material adverse impact on our investments in MSR;

•
Investments in MSR are highly illiquid and subject to numerous transfer restrictions and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell MSR in the future should we desire to do so;

•	To the extent that we are unable to acquire MSR on favorable terms, we may not realize the expected benefit of our investment in the servicing platform; and

•
As the holder of MSR, we will be required to make servicing advances to meet contractual principal and interest remittance requirements, to pay property taxes and insurance premiums, pay legal expenses and fund other protective advances. These advances may be subject to delays in recovery or may not be recoverable under certain circumstances.

If we are not able to successfully manage these and other risks related to investing and managing MSR, it may adversely affect our investments in RCS, MSR and other assets held by RCS and, in turn, our business, results of operations and financial condition.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency RMBS. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

Our Manager has limited experience acquiring mortgage loans and MSR and has not previously completed a securitization transaction.

Our plans to acquire residential mortgage loans and MSR and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, our Manager has limited experience in acquiring mortgage loans and MSR in the secondary market and has not previously completed a securitization transaction. Through the use of existing resources within RCS, the addition of new personnel having significant experience and related skill sets, and the use of experienced outside advisors, we believe that our Manager has sufficient experience to conduct a potential securitization program. Nonetheless, these are new business activities for us, and there can be no assurance that we will be able to implement a securitization program successfully, or at all.

The failure of servicers to service effectively the mortgage loans underlying the non-agency RMBS in our investment portfolio or any mortgage loans we own would materially and adversely affect us.
Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Additionally, servicers can perform loan modifications, which could potentially be detrimental to the value of our securities. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of RMBS. If a servicer goes out of business, the transfer of servicing takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, previously advanced principal and interest is often recaptured rapidly by the new servicer, which may have an adverse effect on the credit support of RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).
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
Our investments may include subordinated tranches of non-agency RMBS or CMBS, which are subordinate in right of payment to more senior securities.
Our investments may include subordinated tranches of non-agency RMBS or CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.
Investments in non-investment grade non-agency RMBS or CMBS may be illiquid, may have a higher risk of default and may not produce current returns.
We may invest in non-agency RMBS or CMBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"). Non-investment grade RMBS and CMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with RMBS or CMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Our investment portfolio may be concentrated in terms of credit risk.

Although as a general policy we seek to acquire and hold a diverse portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board of Directors. Therefore, our investment portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders. Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses.

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
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks. For example, because of our significant leverage, we may incur substantial losses if our borrowing costs increase or if the value of our investments declines.

Failure to procure adequate repurchase agreement financing or to renew or replace existing repurchase agreement financing as it matures (to which risk we are specifically exposed due to the short-term nature of the repurchase agreement financing we employ) would adversely affect our financial condition and results of operations.
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
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
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
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Differences in the stated maturity of our fixed rate assets and borrowings, or in the timing of interest rate adjustments on our adjustable-rate assets and borrowings may adversely affect our profitability.
We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR or the U.S. Treasury rate. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.
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
Adjustable-rate mortgages that we may purchase or that may back securities that we purchase will typically be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage loan we may purchase or that may back securities that we may purchase. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps on mortgages could limit the interest rates on our investments in ARMs. This problem is magnified for hybrid ARMs and ARMs that are not fully indexed. Further, some hybrid ARMs and ARMs may be subject to periodic payment caps on the mortgages that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on certain ARMs than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.
Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in net income. As a result, a decline in fair values of our mortgage-related securities could reduce both our net income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
Subject to complying with REIT tax requirements, we employ techniques that limit, or "hedge," the adverse effects of changes in interest rates on our repurchase agreements and our net book value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures, credit default swaps or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to Federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension, liquidity, and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of derivatives used for hedging are adjusted from time to time in accordance with GAAP to reflect changes in fair value, with downward adjustments, or "mark-to-market losses," reducing our stockholders' equity.

Furthermore, our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. We could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.
Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread widens between the yield on our agency RMBS and benchmark interest rates, our net book value could decline if the value of our agency RMBS falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk". The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
Changes in prepayment rates may adversely affect our profitability and are difficult to predict.
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
We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may receive a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate, which will result in a lower than expected yield on securities and loans purchased at a discount to par.
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency RMBS collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from RMBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which we expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency RMBS. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.
Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which may make it more difficult for our Manager to analyze our investment portfolio.
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial condition and results of operations.
Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the government actions and such result may have broad adverse market implications.
In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the Fed to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency RMBS, other government issued or guaranteed securities, or other securities. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans and will impact the formation of new issuances of non-agency RMBS.
The Dodd-Frank Act has also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which now oversees many of the core laws which regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets. In addition, the Fed, the Federal Deposit Insurance Corporation and other regulatory entities are currently in the process of implementing new, and possibly more stringent, capital rules on large financial institutions. These new regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties and the availability or terms of RMBS, both of which may have an adverse effect on our financial condition and results of operations.

Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into master repurchase agreements with a number of financial institutions. We borrow under these master repurchase agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.

Our derivative agreements expose us to margin calls that could result in defaults or force us to sell assets under adverse market conditions.

Our derivative agreements typically require that we pledge collateral on such agreements to our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the clearing agency in the case of centrally cleared interest rate swaps, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.

Further, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.

The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.

Increasingly restrictive rules and regulations adopted by the U.S. Commodity Futures Trading Commission ("CFTC") and regulators of other countries impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.

Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the CFTC introduce a comprehensive regulatory regime for swaps (as defined in the Commodity Exchange Act, as amended). The new laws and regulations subject certain swaps to clearing and exchange trading requirements, and subject us to new burdens, including but not limited to, margin requirements, reporting, recordkeeping and business conduct rules. The final rules under Title VII, including those rules that have already been adopted for both cleared and uncleared swap transactions, will impose increased margin requirements and require additional operational and compliance costs that will likely affect our business and results of operations.

As we also enter into derivative agreements with non-U.S. counterparties, which are subject to increasingly restrictive local regulations similar to the Dodd-Frank Act, we are required to follow some of these local regulations or help the non-U.S. counterparties comply with these local regulations. For example, the EU’s Regulation on OTC derivatives, central counterparties and trade repositories (the "EMIR Regulation") became effective on August 16, 2012 and was implemented during the course of 2013 through a number of implementation measures. The EMIR Regulation has not yet been fully implemented. The EMIR Regulation is intended, among other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives meeting specific thresholds be cleared through a central counterparty. In addition, OTC derivatives that are not centrally cleared will be subject to margin requirements. It is possible that the EMIR Regulation will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral. These increased trading costs and collateral costs may have an adverse impact on our business and results of operations.

As the CFTC and regulators of other countries continue to promulgate new rules and regulations on derivatives, our derivative agreements and ability to engage in derivative transactions with certain counterparties may be adversely affected, which could negatively affect our financial condition and results of operations.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll."  The agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop."  The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income."  Consequently, dollar roll transactions and such forward purchases of agency RMBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to agency RMBS for settlement in the current month.  Additionally, the pace at which the Fed reduces or stops altogether its purchases of agency RMBS under QE3 could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

If lenders pursuant to our repurchase transactions default on their obligations to resell the underlying collateral back to us at the end of the transaction term, or if the value of the collateral has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.

When we engage in a repurchase transaction, we initially transfer securities or loans to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 to 120 days, but which may have terms from one day to up to three years or more. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the "haircut." As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
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
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash uninvested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly. Additionally, our counterparties can unilaterally choose to cease entering into any further repurchase transactions with us.
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
Our use of derivative agreements may expose us to counterparty risk.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses. Consequently, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
For example, if a swap counterparty under an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.
Continued adverse developments in the broader residential mortgage market may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2014 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.

The risks associated with our business may be severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on RMBS and CMBS in which we intend to invest in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could increase the rate that the GSEs buy out the delinquent loans from pools underlying the agency RMBS in which we invest, resulting in an increased rate of prepayments that could adversely affect our net interest income from the investments in our portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

An increase in interest rates may cause a decrease in the volume of newly issued, or an increase in investor demand for, mortgages, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, while a decrease in interest rates may cause an increase in the volume of newly issued, or a decrease in investor demand for, mortgages, which could negatively affect the valuations for our investments and may adversely affect our liquidity.

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

We operate in a highly competitive market for investment opportunities and our competitors may be able to compete more effectively for investment opportunities than we can. This competition may limit our ability to acquire desirable investments in our target assets and could affect the pricing of these investments.

A number of entities compete with us to make investments. We compete with other REITs and public and private funds, including those that may be managed by affiliates of American Capital, such as American Capital Agency Corp., commercial and investment banks, commercial finance and insurance companies and other financial institutions. Our competitors may have greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds than we do or access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance and maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, competition for investments in mortgage-related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

Our investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs and may adversely affect our financial condition and results of operations.

The mortgage REITs in which we invest primarily invest in agency RMBS on a levered basis and utilize short-term repurchase agreements as their primary source of funding and, therefore, are exposed to similar risk factors as those described herein. In addition, our investments in other mortgage REITs subject us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and additional management fees, which could adversely affect our financial condition and results of operations.

We may change our targeted investments, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

The values of our investments may not be readily determinable or ultimately realizable. We measure the fair value of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Our Manager's determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

The Federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the Fed announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency RMBS. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an agency security and could have broad adverse implications for the market and our business, operations and financial condition.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our mortgage-related investments, including agency mortgage investments, as collateral for our financings. Any decline in the value of agency mortgage investments, or perceived market uncertainty about their value, could make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing transactions for such investments. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from agency mortgage investments, thereby tightening the spread between the interest we earn on our agency mortgage investments and the cost of financing those assets. A reduction in the supply of agency mortgage investments could also negatively affect the pricing of agency mortgage investments by reducing the spread between the interest we earn on our investment portfolio of agency mortgage investments and our cost of financing that portfolio.

Future legislation could change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate these entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie

Mae or Freddie Mac. If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency RMBS.
As a result, such laws or changes could increase the risk of loss on our investments in agency mortgage investments guaranteed by Fannie Mae and/or Freddie Mac and could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, RMBS.

The U.S. Government, through the Fed, the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of Federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which for loans sold or guaranteed by the GSEs on or prior to May 31, 2009, allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments, with no current loan-to-value ratio upper limit and without requiring new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. Especially with non-agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, RMBS that we may purchase.

Purchases and sales of agency RMBS by the Fed may adversely affect the price or return associated with agency RMBS.

On September 13, 2012, the Fed announced its third quantitative easing program, commonly known as QE3, and extended its guidance to keep the Federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large scale purchases of agency RMBS at the pace of $40 billion per month and U.S. Treasury securities of $45 billion per month in addition to the Fed's existing policy of reinvesting principal payments from its holdings of agency RMBS into new agency RMBS. On December 18, 2013, the Fed announced that it would begin reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, to $35 billion per month for agency RMBS and $40 billion per month for U.S. Treasury securities. The Fed also stated that more reductions to its asset purchases are expected "in measured steps" at future meetings, but that it is not on a preset course and the level of future asset purchases would depend on the economy living up to its expectations. The Fed also extended its guidance on short-term interest rates and stated that it will likely be appropriate to maintain the Federal funds rate at exceptional low levels well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.

We cannot predict the impact of this program, future tapering of such asset purchases, or any future actions by the Fed on the prices and liquidity of agency RMBS. During periods in which the Fed purchases significant volumes of agency RMBS, yields on agency RMBS will likely be lower, refinancing volumes will likely be higher, and market volatility will be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that as the Fed reduces its purchases of agency RMBS, or if they decide to sell some or all of their holdings of agency RMBS, it could adversely affect the pricing of our agency RMBS portfolio. As a result, returns on agency RMBS and our net book value may be adversely affected.

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

Additionally, recent legislation and regulations, could limit certain market participants' abilities to make markets in certain securities, including non-agency RMBS. These rules have the potential to significantly reduce the liquidity within these markets, making it more difficult for us to sell such investments and may significantly impact the price volatility of the asset class.

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

We invest in securities and may invest in loans that are exposed to credit risk. A significant component of the fair value of these instruments is attributable to the difference between the value of a financial instrument of a similar maturity with no credit risk, such as a U.S. Treasury Note, and our investments, or the credit spread. Credit spreads are subject to market factors and have been volatile in recent years. In addition, hedging fair value changes associated with credit spreads can be inefficient. Since the fair value of our investments impacts both our statements of operations and stockholders' equity, credit spread changes may adversely affect our profitability.

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
Because we have no employees other than those at RCS, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and as the President and a member of its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Agency Corp., a publicly-traded REIT that invests in agency mortgage investments and may compete with us for purchases of agency mortgage-related investments. American Capital Mortgage Management, LLC is a subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital. There are no restrictions on American Capital that would prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments.
Although our Manager and its affiliates have policies in place that seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocation of certain types of securities that meet our investment objectives and those of other managed funds or affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers of our Manager and its affiliates face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in mortgage-related investments. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and American Capital.
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
Because we have no employees or separate facilities other than those at RCS, we are completely dependent on our Manager and its affiliates to conduct our investment operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations.
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
Neither we nor our Manager have any employees or separate facilities other than those at RCS. Our day-to-day investment operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, the majority member of the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.

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
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.50% of our Equity and therefore is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Our Manager's entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.
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
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for Federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to Federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under Federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency RMBS at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.
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
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat whole pool agency RMBS as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency RMBS. However, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat whole pool non-agency RMBS as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently intend to treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.
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
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.
We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager or American Capital;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•
changes in regulatory policies, tax laws and financial accounting and reporting standards, particularly with respect to REITs, or applicable exemptions from the Investment Company Act of 1940, as amended;

•	actual or anticipated changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our net asset value per share;

•	loss of major repurchase agreement providers; and

•	general market and economic conditions.
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

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our charter, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock.

Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our charter, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit.

The ownership limits imposed by the tax law are based upon direct or indirect ownership by "individuals," but only during the last half of a tax year. The ownership limits contained in our charter apply to the ownership at any time by any "person," which term includes entities. Any attempt to own or transfer shares of our common stock or capital stock in violation of these restrictions may result in the shares being transferred to a charitable trust or may be void. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

We do not own any property. Our executive and administrative office is located in Bethesda, Maryland in office space shared with American Capital. RCS operates from leased office space in Fort Worth, Texas.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2013, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices
Our common stock is listed on The NASDAQ Global Select Market under the symbol "MTGE." As of January 31, 2014, we had 63 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the fiscal years ended December 31, 2013 and 2012.

	Sales Price
Period	High	Low
2013
Fourth Quarter	$21.06	$17.27
Third Quarter	$21.30	$16.01
Second Quarter	$26.62	$17.38
First Quarter	$26.71	$23.81

2012
Fourth Quarter	$25.90	$22.44
Third Quarter	$26.56	$23.67
Second Quarter	$23.95	$21.67
First Quarter	$24.09	$18.73
Dividends Declared
The following table summarizes quarterly dividends declared for the years ended December 31, 2013 and 2012 and their related tax characterization (in thousands except per share data):

					Tax Characterization of Dividends
Declaration Date	Record Date	Dividend Per Share	Total Amount	Payment Date	Ordinary Income Per Share	Long-Term Capital Gains Per Share
December 18, 2013	December 31, 2013	$0.65	$33,381	January 28, 2014	$0.65	$—
September 19, 2013	September 30, 2013	0.70	37,031	October 28, 2013	0.70	—
June 18, 2013	June 28, 2013	0.80	44,857	July 26, 2013	0.80	—
March 7, 2013	March 20, 2013	0.90	53,075	April 26, 2013	0.90	—
December 14, 2012	December 27, 2012	0.90	32,368	January 28, 2013	0.90	—
September 11, 2012	September 21, 2012	0.90	32,636	October 26, 2012	0.90	—
June 11, 2012	June 21, 2012	0.90	32,636	July 27, 2012	0.90	—
March 5, 2012	March 15, 2012	0.90	9,011	April 27, 2012	0.90	—
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
The following table provides information as of December 31, 2013 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	13,000	$—	80,500
Equity compensation plans not approved by security holders	—	—	—
Total	13,000	$—	80,500
__________
(1) Represents unvested shares of restricted stock awarded to our independent directors.
Stock Repurchase Program
     In October 2012, our Board of Directors adopted a program that provided for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
The following table presents information with respect to purchases of our common stock made for the three months ended December 31, 2013, by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 1-29, 2013	1,514	$19.44	1,514	N/A
December 1-2, 2013	33	18.55	33	N/A
Fourth quarter 2013 total	1,547	$19.42	1,547	N/A
——————

(1)
All shares were purchased by us pursuant to the stock repurchase and dividend program described above. As of December 31, 2013, we had an additional $139.1 million available under current board authorization for repurchases of our common stock through December 31, 2014.

Performance Graph

The following graph compares a stockholder's cumulative total return, assuming $100 invested at August 3, 2011 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; and (iv) an index of selected issuers in our residential mortgage-related REIT Peer Group, composed of Chimera Investment Corporation, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Pennymac Mortgage Investment Trust, Redwood Trust, Inc. and Two Harbors Investment Corp.

Date	American Capital Mortgage Investment Corp	S&P 500	FTSE NAREIT Mortgage REITs	Peer Group
8/3/2011	$100.00	$100.00	$100.00	$100.00
9/30/2011	$84.48	$87.92	$96.22	$87.32
12/31/2011	$99.32	$98.31	$100.03	$88.43
3/31/2012	$119.50	$110.68	$109.11	$103.07
6/30/2012	$135.95	$107.64	$118.42	$106.37
9/30/2012	$148.39	$114.47	$128.15	$122.16
12/31/2012	$144.36	$114.04	$119.92	$124.79
3/31/2013	$163.85	$126.14	$141.32	$151.19
6/30/2013	$119.20	$129.81	$119.69	$131.11
9/30/2013	$135.68	$136.62	$117.40	$130.95
12/31/2013	$124.26	$150.98	$117.57	$132.86

Item 6. Selected Financial Data.
The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

	December 31,
	2013	2012	2011
Balance sheet data:
Investment portfolio, at fair value	$5,916,866	$7,048,445	$1,779,323
Total assets	$8,397,865	$7,696,140	$2,170,322
Repurchase agreements	$7,158,192	$6,245,791	$1,706,281
Total liabilities	$7,295,145	$6,770,578	$1,961,521
Total stockholders' equity	$1,102,720	$925,562	$208,801
Net asset value per common share	$21.47	$25.74	$20.87

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Statement of operations data:
Interest income	$255,699	$145,420	$16,414
Interest expense	(38,754)	(22,067)	(1,737)
Net interest income	216,945	123,353	14,677
Other gains (losses)	(267,326)	142,665	7,767
Expenses	(33,410)	(14,656)	(2,743)
Excise tax	(679)	(1,182)	(32)
Net income	$(84,470)	$250,180	$19,669

Net income per common share - basic and diluted	$(1.59)	$8.90	$1.97
Weighted average number of common shares outstanding - basic and diluted	53,015	28,100	10,006
Dividends declared per common share	$3.05	$3.60	$1.00

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Average agency RMBS, at cost	$7,352,882	$4,580,366	$1,372,057
Average agency RMBS, at par	$6,996,922	$4,363,888	$1,295,991

Average non-agency RMBS, at cost	$788,260	$341,167	$54,067
Average non-agency RMBS, at par	$1,334,104	$566,446	$92,839

Net short TBA portfolio - as of period end, at fair value	$(774,840)	NM	NM
Net TBA portfolio - as of period end, at cost	$(775,859)	NM	NM
Average TBA dollar roll position, at cost	$559,724	NM	NM

Average total assets, at fair value	$9,706,830	$5,587,865	$1,592,671
Average agency and non-agency repurchase agreements	$7,222,101	$4,490,364	$1,300,138
Average stockholders' equity (1)	$1,208,812	$660,695	$201,854

Average coupon	3.11%	3.34%	3.91%
Average asset yield	3.14%	2.97%	3.07%
Average adjusted cost of funds (2)	1.10%	0.91%	0.71%
Average net interest rate spread	2.03%	2.06%	2.36%
Average net interest rate spread, including estimated TBA dollar roll income (3)	2.13%	NM	NM
Average coupon as of period end	2.94%	3.17%	3.87%
Average asset yield as of period end	3.18%	2.91%	3.06%
Average cost of funds as of period end	0.88%	1.03%	0.68%
Average net interest rate spread as of period end	2.30%	1.88%	2.38%
Average actual CPR for agency RMBS held during the period	6.5%	6.1%	4.9%
Average projected life CPR for agency RMBS as of period end	7.3%	9.0%	11.5%

Leverage- average during the period (4)	6.0x	6.8x	6.4x
Leverage- average during the period, including average TBA dollar roll position	6.3x	NM	NM
Leverage- as of period end (5)	5.9x	6.7x	8.0x
Leverage- as of period end, including net TBA position	5.1x	NM	NM

Expenses % of average total assets (6)	0.3%	0.3%	0.4%
Expenses % of average stockholders' equity (1)(6)	2.1%	2.2%	3.4%
Net book value per common share as of period end	$21.47	$25.74	$20.87
Dividends declared per common share	$3.05	$3.60	$1.00
Net return (loss) on average stockholders' equity	(7.0)%	37.9%	24.5%
————————

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

NM = Not meaningful. Prior to the first quarter of 2013, our net TBA position consisted of short TBAs used for hedging purposes.

(1)	Average stockholders' equity excludes our investments in RCS and REIT equity securities.

(2)	Weighted average adjusted cost of funds includes periodic settlements of interest rate swaps.

(3)
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

(4)
Leverage during the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements, for the period by our average month-ended stockholders' equity for the period less investments in RCS and REIT equity securities.

(5)
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency and non-agency repurchase agreements and the net receivable/payable for unsettled agency and non-agency RMBS at period end by our stockholders' equity at period end less investments in RCS and REIT equity securities.

(6)	Expenses exclude $7.5 million in other operating expense related to our investment in RCS, comprised of servicing expenses and acquisition related costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2013. Our MD&A is presented in seven sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
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
Trends and Recent Market Impacts

Fiscal year 2013 was a challenging and difficult year for all fixed income markets and the agency RMBS market was one of the hardest hit sectors. As a result, our net book value per share fell.

Throughout much of 2013, RMBS investors struggled with uncertainty surrounding when the Fed would alter its open-ended, third quantitative easing, asset purchase program, commonly known as QE3, as stronger than expected employment reports early in the year triggered a significant rise in interest rates. Agency RMBS prices came under pressure and underperformed other fixed income instruments as investors significantly pared back their agency RMBS holdings in anticipation of a sooner-than-expected Fed tapering of QE3. As a result, agency RMBS spreads widened relative to U.S. Treasury and swap rates. This spread widening was the primary driver of our 17% decline in net book value per share over the course of 2013.

In December 2013, the Fed announced that it would begin reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, split equally between agency RMBS and U.S. Treasury securities. The Fed stated that additional reductions to its asset purchases are expected "in measured steps" at future meetings, but that it is not on a preset course and that the level of future asset purchases will depend on the pace of economic activity. The Fed stated that it would maintain its policy of reinvestment of principal payments on its holdings of agency RMBS into new purchases of agency RMBS. The Fed also extended its guidance on short-term interest rates and stated that it will likely maintain the current exceptionally low target range of 0.0% to 0.25% for the Federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since December 31, 2012.

Interest Rate / Security (1)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
LIBOR:
1-Month	0.17%	0.18%	0.19%	0.20%	0.21%
3-Month	0.25%	0.25%	0.27%	0.28%	0.31%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.38%	0.32%	0.36%	0.24%	0.25%
5-Year U.S. Treasury	1.74%	1.38%	1.39%	0.77%	0.72%
10-Year U.S. Treasury	3.03%	2.61%	2.49%	1.85%	1.76%
Interest Rate Swap Rates:
2-Year Swap Rate	0.49%	0.46%	0.51%	0.42%	0.39%
5-Year Swap Rate	1.79%	1.54%	1.57%	0.95%	0.86%
10-Year Swap Rate	3.09%	2.77%	2.70%	2.01%	1.84%
30-Year Fixed Rate Agency Price:
3.5%	$99.48	$101.83	$101.50	$105.58	$106.66
4.0%	$103.11	$104.86	$104.16	$106.61	$107.22
4.5%	$106.06	$106.80	$105.82	$107.73	$108.03
15-Year Fixed Rate Agency Price:
2.5%	$99.00	$100.61	$100.45	$103.75	$104.61
3.0%	$102.05	$103.53	$102.82	$105.17	$105.61
3.5%	$104.58	$105.58	$104.20	$106.03	$106.14
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

The table below summarizes pay-ups on specified pools over the corresponding generic agency RMBS as of the end of each respective quarter for a select sample of specified securities. Price information provided in the table below is for illustrative purposes only and is not meant to be reflective of our specific portfolio holdings. Actual pay-ups are dependent on specific securities held in our portfolio and prices can vary depending on the source.

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
30-Year Lower Loan Balance (3):
3.0%	$0.02	$0.03	$—	$0.13	$0.69
3.5%	$0.09	$0.22	$0.22	$0.91	$1.64
4.0%	$0.23	$0.70	$0.91	$3.28	$4.19
30-Year HARP (4):
3.0%	$—	$—	$—	$0.07	$0.47
3.5%	$—	$0.03	$0.16	$0.70	$1.52
4.0%	$0.06	$0.21	$0.59	$2.85	$4.06
 ________________________

(1)	Source: Bloomberg and dealer indications

(2)
"Pay-ups" represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools. Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

(3)	Lower loan balance pay-ups for pools with original loan balances from $85,000 to $110,000

(4)	HARP pay-ups for pools backed by 100% refinance loans with original loan-to-value ratios between 95% and 100%

The market for legacy non-agency RMBS performed well through May 2013, as positive developments in the U.S. housing market coupled with limited supply and strong demand provided a firm foundation. In June 2013, however, non-agency security prices fell due to concerns over potential monetary policy changes and significant bond fund outflows. The non-agency market normalized in the third and fourth quarters in response to the broader market stabilization and positive housing momentum. Throughout 2013, the dearth of new non-agency securitizations, due to superior whole loan execution, was a positive technical factor for the non-agency securities market.

Looking ahead, there are several potential developments that could lead to greater non-agency RMBS supply over the medium to long term. Regulatory clarity, particularly around risk retention, and reductions in the FHFA loan limits will likely lead to greater non-agency RMBS originations. The recent pickup in activity in the securitization of legacy loans, both nonperforming and re-performing, will also likely continue given favorable market conditions. Finally, the GSEs have each initiated risk sharing programs that are expected to grow over the next several years. While these developments should help increase participation of the private sector in mortgage finance over the next year, we expect significant changes to be gradual.
Given the challenging market conditions and significant volatility throughout 2013, we prioritized risk management and book value preservation over near term earnings. To this end, our Manager took steps to reduce leverage, increase our hedge positions and alter the composition of our asset portfolio. Together, we believe these actions meaningfully reduced our exposure to rising interest rates and widening agency RMBS spreads.

These portfolio rebalancing actions, however, drove a decline in our net spread income per common share. The decrease in our net book value per share coupled with our more defensive portfolio positioning, caused us to reduce our dividend. In 2013, we declared $3.05 per share in dividends, down from $3.60 per share in 2012. Combining the dividends we paid and the decline in our net book value per common share we experienced during 2013, our economic return for the year was a negative 4.7%. However, we believe our portfolio is well positioned for the current steeper yield curve and wider spread environment, and has the flexibility to respond to attractive investment opportunities as they arise.

Our stock price came under significant pressure during the year, at times trading at a substantial discount to our estimated book value. In response, during June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. During 2013, we made open market purchases of approximately 7.6 million shares of our common stock. The shares were purchased at an average price of $20.23 per share, totaling $154.1 million, including expenses. Since commencing our stock repurchase program in the fourth quarter of 2012, we have purchased approximately 7.9 million shares of our common stock, or approximately 13% of our outstanding shares of common stock from their peak in March 2013, for total consideration of approximately $160.9 million, including expenses. As of December 31, 2013, $139.1 million remained available under current Board authorization for repurchases of our common stock.
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

Fair Value of Investments in Mortgage-Backed Securities
We estimate the fair value of our RMBS based on inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the U.S. Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 8 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Interest Income
Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums and discounts associated with the purchase of agency RMBS and non-agency RMBS of high credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method. We estimate long-term prepayment speeds using a third-party service and market data.

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

At the time we purchase non-agency RMBS and loans that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our cash flow estimates for these investments are based on our Manager's judgment and observations of current information and events. These estimates include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. Furthermore, other market participants could use materially different assumptions with respect to default rates, severities, loss timing, or prepayments. Our assumptions are subject to future events that may impact our estimates and interest income, and as a result, actual results may differ significantly from these estimates.

Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. Our risk management objective is to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps.

We recognize all derivatives as either assets or liabilities on our consolidated balance sheets, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are reported in the investing section.

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
FINANCIAL CONDITION
As of December 31, 2013, our investment portfolio with a fair value of $5.9 billion consisted of $5.6 billion of agency RMBS, $(0.8) billion in net short TBA positions, $1.0 billion of non-agency RMBS and $38.8 million of REIT equity securities. Our investment portfolio decreased $1.1 billion from $7.0 billion as of December 31, 2012 due primarily to a repositioning of the portfolio, reduced leverage and a general decline in agency RMBS market values.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2013, our net TBA position had a net carrying value of $1.0 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	December 31, 2013	December 31, 2012
Balance Sheet Data:
Total agency and non-agency RMBS	$6,652,899	$7,048,445
Total assets	$8,397,865	$7,696,140
Repurchase agreements	$7,158,192	$6,245,791
Total liabilities	$7,295,145	$6,770,578
Total stockholders’ equity	$1,102,720	$925,562
Net asset value per common share	$21.47	$25.74

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,511,037	$4,657,254	$4,461,621	3.33%	2.53%
Freddie Mac	1,096,582	1,129,445	1,079,180	3.44%	2.67%
Ginnie Mae	34,063	33,495	32,792	3.00%	2.12%
Agency RMBS total	5,641,682	5,820,194	5,573,593	3.35%	2.56%
Non-agency RMBS	1,011,217	927,131	1,526,918	1.46%	7.07%
Total RMBS	$6,652,899	$6,747,325	$7,100,511	2.94%	3.18%

	December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$5,325,187	$5,211,321	$4,939,592	3.40%	2.42%
Freddie Mac	1,041,855	1,018,449	965,074	3.57%	2.65%
Agency RMBS total	6,367,042	6,229,770	5,904,666	3.43%	2.46%
Non-agency RMBS	681,403	616,707	1,045,891	1.70%	7.47%
Total RMBS	$7,048,445	$6,846,477	$6,950,557	3.17%	2.91%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 7% and 9% as of December 31, 2013 and 2012, respectively, based on forward rates. For non-agency RMBS, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased by 10 basis points, while weighted average projected CPR decreased by approximately 2 percentage points from December 31, 2012 to December 31, 2013. These changes were consistent with the significant increase in mortgage interest, and our rebalancing of the agency RMBS portfolio. The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2013 (dollars in thousands):

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$773,891	$802,613	$779,508	1.90%	6%
3.0%	817,409	826,548	800,668	2.30%	7%
3.5%	592,621	592,266	565,929	2.45%	8%
4.0%	264,041	265,976	248,051	2.25%	9%
4.5%	21,335	21,223	19,832	2.73%	10%
15-year total	2,469,297	2,508,626	2,413,988	2.21%	8%
20-year
3.0%	74,408	78,085	75,017	2.37%	5%
3.5%	71,283	71,860	69,666	2.96%	7%
4.0%	6,162	6,233	5,878	2.91%	7%
5.0%	2,529	2,632	2,331	2.34%	11%
20-year total	154,382	158,810	152,892	2.66%	6%
30-year
3.5%	1,599,468	1,698,812	1,607,871	2.80%	6%
4.0%	827,131	863,507	803,489	3.01%	6%
4.5%	98,998	100,299	93,019	3.41%	7%
5.0%	1,607	1,611	1,476	3.30%	12%
30-year total	2,527,204	2,664,229	2,505,855	2.89%	6%
Pass through agency RMBS	5,150,883	5,331,665	5,072,735	2.56%	7%
Agency CMO	26,809	26,914	43,614	3.13%	6%
Total fixed-rate agency RMBS	5,177,692	5,358,579	5,116,349	2.57%	7%
Adjustable rate agency RMBS	463,990	461,615	457,244	2.46%	15%
Total agency RMBS	$5,641,682	$5,820,194	$5,573,593	2.56%	7%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 84% (not including our net short TBA position) as of December 31, 2013 as detailed in the following table (dollars in thousands):

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,523,971	$1,590,364	$1,504,635	3.63%	2.85%	6%
Lower Loan Balance (2)	2,797,879	2,886,100	2,745,545	3.42%	2.57%	7%
Other	829,033	855,200	822,555	2.83%	2.03%	7%
Pass through agency RMBS	5,150,883	5,331,664	5,072,735	3.39%	2.56%	7%
Agency CMO	26,809	26,915	43,614	3.05%	3.13%	6%
Total fixed-rate agency RMBS	5,177,692	5,358,579	5,116,349	3.38%	2.57%	7%
Adjustable rate agency RMBS	463,990	461,615	457,244	2.92%	2.46%	15%
Total agency RMBS	$5,641,682	$5,820,194	$5,573,593	3.35%	2.56%	7%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 107% and 115% for 15-year and 30-year securities, respectively, as of December 31, 2013. Includes $492.1 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $101,106 and $87,238 for 15-year and 30-year securities, respectively, as of December 31, 2013.

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2012 (dollars in thousands):

	December 31, 2012
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
≤ 15-year
2.5%	$1,172,193	$1,165,844	$1,119,368	1.59%	10%
3.0%	341,883	333,689	320,239	2.04%	10%
3.5%	348,478	338,364	324,261	2.36%	13%
4.0%	324,555	319,339	299,077	2.14%	14%
4.5%	21,860	21,404	20,004	2.63%	13%
15-year total	2,208,969	2,178,640	2,082,949	1.87%	11%
20-year
3.0%	64,642	64,667	61,355	2.20%	7%
3.5%	85,218	82,404	79,112	2.63%	11%
4.0%	8,840	8,619	8,230	2.68%	17%
5.0%	3,530	3,648	3,282	2.30%	15%
20-year total	162,230	159,338	151,979	2.40%	10%
30-year
3.0%	279,669	279,470	265,647	2.36%	6%
3.5%	2,113,307	2,063,030	1,956,547	2.74%	8%
4.0%	1,429,633	1,381,735	1,291,383	2.90%	9%
4.5%	122,856	118,314	110,574	3.29%	10%
5.0%	50,378	49,243	45,587	3.27%	14%
30-year total	3,995,843	3,891,792	3,669,738	2.79%	8%
Total Agency RMBS	$6,367,042	$6,229,770	$5,904,666	2.46%	9%
The percentage of our agency RMBS portfolio allocated to HARP and lower loan balance securities was 83% as of December 31, 2012 as detailed in the following table (dollars in thousands):

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

The following table summarizes our agency RMBS at fair value according to their estimated weighted average life classifications as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$9,089	$9,095	2.38%	3.49%	$—	$—	—%	—%
Greater than three years and less than or equal to five years	2,142,111	2,159,311	2.29%	3.20%	1,759,226	1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	3,485,241	3,646,188	2.72%	3.43%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	5,241	5,600	2.96%	3.50%	123,307	122,667	2.52%	3.12%
Total	$5,641,682	$5,820,194	2.56%	3.35%	$6,367,042	$6,229,770	2.46%	3.43%
Actual maturities of agency RMBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of securities can range up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying mortgage loans.
In determining the estimated weighted average years to maturity and yields on our agency RMBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 7% and 9% as of December 31, 2013 and 2012, respectively. However, the weighted average expected life of our agency RMBS decreased to 6.1 years as of December 31, 2013, from 7.0 years as of December 31, 2012, primarily as a result of rebalancing our portfolio towards 15-year agency RMBS and away from 30-year agency RMBS. We amortize or accrete premiums and discounts associated with purchases of our agency RMBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency RMBS portfolio was 104.4% of par value as of December 31, 2013, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of December 31, 2013 and 2012, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(76,756)	$(77,160)	$(405)
3.0%	(336,848)	(343,163)	(343,069)	95
3.5%	(140,000)	(147,296)	(146,269)	1,027
Subtotal	(554,788)	(567,215)	(566,498)	717
30-Year
3.0%	(15,268)	(14,659)	(14,522)	136
3.5%	(271,380)	(271,088)	(269,762)	1,326
4.0%	(142,980)	(146,107)	(147,426)	(1,319)
4.5%	210,600	223,210	223,368	159
Subtotal	(219,028)	(208,644)	(208,342)	302
Portfolio total	$(773,816)	$(775,859)	$(774,840)	$1,019

	December 31, 2012
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$182,600	$190,437	$191,017	$580
3.0%	(68,300)	(72,035)	(72,131)	(96)
Subtotal	114,300	118,402	118,886	484
30-Year
3.0%	572,134	600,067	599,075	(992)
3.5%	(735,122)	(783,041)	(783,869)	(828)
4.0%	(473,500)	(505,246)	(506,868)	(1,622)
Subtotal	(636,488)	(688,220)	(691,662)	(3,442)
Portfolio total	$(522,188)	$(569,818)	$(572,776)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Non-Agency Investments
Non-agency RMBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency RMBS portfolio as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million, and $51.9 million fair value of fixed-rate prime, Alt-A, and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%
————————

(1)	Coupon rates are floating, except for $11.3 million and $18.6 million fair value of prime and Alt-A non-agency RMBS, respectively, as of December 31, 2012.

The following table summarizes our non-agency RMBS by their estimated weighted average life classifications as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$203,935	$194,800	5.59%	2.19%	$90,919	$85,595	6.43%	1.53%
> 5 to ≤ 7 years	211,013	195,913	6.84%	2.38%	266,090	240,472	7.24%	2.00%
>7 years	596,269	536,418	7.70%	1.08%	324,394	290,640	7.96%	1.55%
Total	$1,011,217	$927,131	7.07%	1.46%	$681,403	$616,707	7.47%	1.70%

Our non-agency RMBS are subject to risk of loss with regard to principal and interest payments. As of December 31, 2013 and 2012, our non-agency RMBS were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency RMBS. However, the non-agency RMBS in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency RMBS as of December 31, 2013 and 2012:

Credit Rating (1)	December 31, 2013	December 31, 2012
AAA	5%	—%
A	2%	—%
BBB	—%	3%
BB	3%	2%
B	7%	8%
Below B	56%	79%
Not Rated	27%	8%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTVs") of 75% and 72% as of December 31, 2013 and 2012, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTVs are calculated based on the original home values, we believe that current market-based LTVs would be significantly higher. Additionally, 22% of the mortgages underlying these securities as of both December 31, 2013 and 2012 are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency RMBS had weighted average credit enhancements of 8% and 4% as of December 31, 2013 and 2012, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2013 and 2012 (fair value dollars in thousands):

December 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$195,524	$87.07	70	71%	745	7%	9%
Alt-A	467,531	66.42	99	75%	711	20%	10%
Option-ARM	119,054	68.72	97	74%	708	23%	10%
Subprime	229,108	60.41	93	80%	627	38%	12%
Total	$1,011,217	$68.94	92	75%	699	22%	10%

December 31, 2012
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$113,351	$75.19	88	70%	733	12%	13%
Alt-A	403,522	62.18	87	72%	711	21%	13%
Option-ARM	68,861	59.59	86	74%	710	26%	10%
Subprime	95,669	39.36	76	75%	621	33%	9%
Total	$681,403	$59.11	85	72%	702	22%	12%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency RMBS that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency RMBS. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)
Prime non-agency RMBS include interest only investments with a fair value of $11.0 million, a current face value of $206.4 million. The prime non-agency RMBS average purchase price presented in the table excludes interest only investments with a weighted average purchase price of $4.31 as of December 31, 2013.

The mortgage loans underlying our non-agency RMBS are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of December 31, 2013 and 2012:

	% of Non-Agency Portfolio
	December 31, 2013	December 31, 2012
California	38%	37%
Florida	9%	11%
Virginia	4%	5%
New York	5%	4%
Maryland	4%	4%
Total	60%	61%

Repurchase Financing and Hedging
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$3,047,986	0.60%	14	$2,547,674	0.61%	19
> 1 to ≤ 2 months	816,960	0.55%	45	2,035,551	0.56%	46
> 2 to ≤ 3 months	1,506,888	0.52%	77	1,315,109	0.54%	76
> 3 to ≤ 6 months	621,124	0.54%	135	243,877	0.51%	143
> 6 to ≤ 9 months	147,729	0.49%	249	14,317	0.62%	269
> 9 to ≤ 12 months	191,991	0.50%	321	89,263	0.62%	319
> 12 months	250,000	0.59%	853	—	—%	—
Total	6,582,678	0.56%	90	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
Short-term	575,514	0.07%	2	—	—%	—
Total repurchase agreements	$7,158,192	0.52%	83	$6,245,791	0.57%	50
As of December 31, 2013 and 2012, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate (2)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (3)			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$550,000	$(6,639)	0.81%	0.31%	2.3
> 3 to ≤ 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
> 5 to ≤ 7 years	550,000	(16,256)	1.55%	0.34%	6.4
> 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

(2)	Weighted average receive rate excludes impact of $1.2 billion of forward starting interest rate swaps.

(3)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.

The following tables present certain information about our interest rate swaption agreements as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,156	$2	0.2	$125,000	3.30%	10.0
> 3 to ≤ 12 months	635	3	0.3	50,000	2.68%	7.0
>12 to ≤ 24 months	4,117	1,820	1.5	250,000	2.67%	6.4
> 24 months	20,298	20,119	3.2	725,000	3.27%	8.1
Total / weighted average	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Interest income:
Agency securities	$199,964	$122,082	$15,832
Non-agency securities	55,368	23,029	533
Other	367	309	49
Interest expense	(38,754)	(22,067)	(1,737)
Net interest income	216,945	123,353	14,677

Other gains (losses):
Realized gain (loss) on agency securities, net	(170,252)	73,610	3,437
Realized gain on non-agency securities, net	16,856	1,780	—
Realized loss on periodic settlements of interest rate swaps, net	(41,006)	(18,458)	(1,743)
Realized gain (loss) on other derivatives and securities, net	112,573	(46,748)	(3,856)
Unrealized gain (loss) on agency securities, net	(315,784)	123,456	13,817
Unrealized gain (loss) on non-agency securities, net	19,391	64,310	(433)
Unrealized gain (loss) and net interest income on Linked Transactions, net	—	3,384	(1,050)
Unrealized gain (loss) on other derivatives and securities, net	107,546	(58,669)	(2,405)
Servicing and other operating income	3,350	—	—
Total other gains (losses), net	(267,326)	142,665	7,767

Expenses:
Management fees	18,680	9,638	1,188
General and administrative expenses	7,241	5,018	1,555
Servicing and other operating expenses	7,489	—	—
Total expenses	33,410	14,656	2,743

Income (loss) before excise tax	(83,791)	251,362	19,701
Excise tax	679	1,182	32
Net income (loss)	$(84,470)	$250,180	$19,669

Weighted average number of common shares outstanding—basic and diluted	53,015	28,100	10,006

Net income (loss) per common share—basic and diluted	$(1.59)	$8.90	$1.97

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012
Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency RMBS during the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income (2)
Agency RMBS (1)	$7,352,882	2.72%	$199,964	$4,580,366	2.67%	$122,082
Non-agency RMBS	788,260	7.02%	55,368	341,167	7.01%	23,921
Total	$8,141,142	3.14%	$255,332	$4,921,533	2.97%	$146,003
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the year ended December 31, 2012, interest income from non-agency RMBS includes $0.9 million of interest income on securities classified as Linked Transactions.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013 vs. December 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Yield
Agency RMBS	$77,882	$75,329	$2,553
Non-agency RMBS	31,447	31,418	29
Total	$109,329	$106,747	$2,582
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income was significantly higher during the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to higher average investment balances as a result of issuances of common stock during 2012 and the first quarter of 2013.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency RMBS of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 7% and 9% as of December 31, 2013 and 2012, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 6.5% and 6.1% for the years ended December 31, 2013 and 2012, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $38.9 million and $32.9 million for the years ended December 31, 2013 and 2012, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $8.5 million "catch up" premium amortization benefit during the year ended December 31, 2013. The amortized cost basis of our agency RMBS portfolio was 104.4% and 105.5% of par value, and the net unamortized premium balance of our aggregate agency RMBS portfolio was $246.6 million and $325.1 million, as of December 31, 2013 and 2012, respectively.

At the time we purchase non-agency RMBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency RMBS, including those non-agency RMBS underlying Linked Transactions, includes discount accretion of $35.5 million and $14.2 million during the years ended December 31, 2013 and 2012, respectively. The weighted average cost basis of the non-agency portfolio was 60.7% and 59.0% of par as of December 31, 2013 and 2012, respectively. The total net discount remaining was $599.8 million and $429.2 million, with $235.0 million and $300.4 million designated as credit reserves as of December 31, 2013 and 2012, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.1x and 6.7x our stockholders’ equity less investments in RCS and REIT equity securities as of December 31, 2013 and 2012, respectively. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our balance sheet. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the the years ended December 31, 2013 and 2012 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
September 30, 2013	$8,298,648	$8,689,551	$8,352,628	0.51%	6.8x	7.0x	5.7x
June 30, 2013	$7,083,080	$7,697,739	$7,632,711	0.52%	5.1x	6.3x	6.4x
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.52%	4.9x	4.3x	7.4x
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.51%	6.9x	6.6x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.42%	7.5x	8.2x	8.0x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements (including those within Linked Transactions) by our average month-end stockholders’ equity for the period less investments in RCS and REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency RMBS by our stockholders’ equity at period end less investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency RMBS by our total stockholders’ equity at period end less investments in RCS and REIT equity securities.

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2013, we had a net short TBA position with a notional value of $(773.8) million and an underlying cost basis of $(775.9) million. Our total at risk leverage including the effect of net TBA positions is shown as the adjusted leverage as of period end in the table above.
Interest Expense and Cost of Funds
Interest expense of $38.8 million and $22.1 million for the years ended December 31, 2013 and 2012, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $41.0 million and $18.5 million for the years ended December 31, 2013 and 2012, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations. In addition, we recorded $0.2 million of expense for repurchase agreements reported as Linked Transactions during the year ended December 31, 2012, which is included in unrealized gain (loss) and net interest income on Linked Transactions, net on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)(2)
Repurchase agreements	$7,222,101	0.54%	$38,754	$4,490,364	0.50%	$22,250
Interest rate swaps	$4,403,462	0.56%	41,006	$2,426,923	0.41%	18,458
Total adjusted cost of funds		1.10%	$79,760		0.91%	$40,708
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the year ended December 31, 2012, repurchase agreement interest expense includes $0.2 million of interest expense on repurchase agreements related to securities underlying Linked Transactions.
The increase in our adjusted cost of funds for the year ended December 31, 2013 compared to the year ended December 31, 2012 was attributable primarily to increases in average interest rate swap notional and repurchase agreement balances, together with higher fixed-pay interest rate swap rates.
The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013 vs. December 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Rate
Repurchase agreements	$16,504	$14,381	$2,123
Interest rate swaps	22,548	15,756	6,792
Total adjusted cost of funds	$39,052	$30,137	$8,915
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the year ended December 31, 2013 were largely driven by a reduction in agency portfolio leverage during the second half of 2013 and the rebalancing of our portfolio towards 15-year agency RMBS and away from 30-year agency RMBS. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.

The following table is a summary of our net realized gains and losses on agency RMBS during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Proceeds from agency RMBS sold	$7,817,303	$4,163,571
Increase (decrease) in receivable for agency RMBS sold	608,646	(271,849)
Less agency RMBS sold, at cost	(8,596,201)	(3,818,112)
Net realized gain (loss) on sale of agency RMBS	$(170,252)	$73,610

Gross realized gains on sale of agency RMBS	$22,424	$73,668
Gross realized losses on sale of agency RMBS	(192,676)	(58)
Net realized gain (loss) on sale of agency RMBS	$(170,252)	$73,610
The following table is a summary of our net realized gains and losses on non-agency RMBS during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Proceeds from non-agency RMBS sold	$197,259	$32,341
Less: non-agency RMBS sold, at cost	(180,403)	(30,561)
Net realized gain on sale of non-agency RMBS	$16,856	$1,780

Gross realized gain on sale of non-agency RMBS	$18,790	$1,780
Gross realized loss on sale of non-agency RMBS	(1,934)	—
Net realized gain on sale of non-agency RMBS	$16,856	$1,780

Unrealized net losses of $(315.8) million on agency RMBS and unrealized net gains of $19.4 million on non-agency RMBS for the year ended December 31, 2013 were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized of gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Realized loss on periodic settlements of interest rate swaps, net	$(41,006)	$(18,458)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$101,297	$(22,560)
Interest rate swaptions	18,558	(1,725)
TBA securities	(47,063)	(14,057)
U.S. Treasury securities	(12,952)	(200)
U.S. Treasury securities sold short	45,434	(8,206)
U.S. Treasury futures	6,322	—
Dividend income from REIT equity investments	977	—
Total realized gain (loss) on other derivatives and securities, net	$112,573	$(46,748)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	97,769	(48,930)
Interest rate swaptions	11,550	(5,263)
TBA securities	3,933	(1,648)
U.S. Treasury securities	(11,862)	—
U.S. Treasury securities sold short	3,259	(2,828)
U.S. Treasury futures	3,399	—
REIT equity investments	(502)	—
Total unrealized gain (loss) on other derivatives and securities, net	$107,546	$(58,669)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$—	$2,675
Interest income on non-agency RMBS within Linked Transactions	—	892
Interest expense on repurchase agreements underlying Linked Transactions	—	(183)
Total unrealized gain and net interest income on Linked Transactions, net	$—	$3,384

For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $18.7 million and $9.6 million during the years ended December 31, 2013 and 2012, respectively. The period-over-period increase was primarily a function of our follow-on equity raises, net of share repurchases and net realized losses on sales of agency RMBS and settlement, expiration or termination of our derivative instruments.
General and administrative expenses were $7.2 million and $5.0 million during the years ended December 31, 2013 and 2012, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.1% and 2.2% for the years ended December 31, 2013 and 2012, respectively.

Servicing and other operating expenses totaled $7.5 million during the year ended December 31, 2013, including $3.1 million in non-recurring transaction costs associated with the acquisition of RCS.
Dividends and Income Taxes

We had estimated taxable income of $172.1 million and $146.4 million (or $3.25 and $5.21 per share) for the years ended December 31, 2013 and 2012, respectively.

As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with assets and liabilities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2013 and 2012 (dollars in thousands).

	For the Year Ended December 31,
	2013	2012
Net income (loss)	$(84,470)	$250,180
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	315,784	(123,456)
Non-agency RMBS	(19,391)	(64,310)
Non-agency RMBS underlying Linked Transactions	—	(2,675)
Derivatives and other securities	(107,546)	58,669
Premium amortization, net	(9,647)	7,342
Capital losses in excess of capital gains (1)	195,160	—
Realized gains (losses), net (1)	(122,612)	19,515
Other	4,775	1,165
Total book to tax difference	256,523	(103,750)
Estimated taxable income	$172,053	$146,430

Weighted average number of common shares outstanding - basic and diluted	53,015	28,100

Estimated taxable income per common share	$3.25	$5.21
——————

(1)
Our estimated taxable income for the year ended December 31, 2013 excludes $(3.68) per share of estimated net capital losses in excess of capital gains, which are not deductible from our ordinary taxable income but may be carried forward for up to five years and applied against future net capital gains, as well as $1.89 per share of gains on terminated swaps and $0.32 per share of gains on terminated or expired swaptions, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per share is primarily a function of a decline in estimated taxable net gains on investments and hedging instruments and, to a lesser extent, lower net spread income.
We declared dividends of $3.05 and $3.60 per common share for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to Federal or state corporate income tax for our 2012 tax year. As of December 31, 2013, we had an estimated $39.8 million (or $0.77 per common share) of undistributed taxable income, net of the dividend payable as of December 31, 2013 of $33.4 million. We expect to distribute all of our remaining 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the years ended December 31, 2013 and 2012, we incurred an excise tax of $0.7 million and $1.2 million, respectively.

We acquired 100% of RCS, a taxable subchapter C corporation, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2013, RCS had Federal net operating loss ("NOL") carryforwards of approximately $(50.0) million which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2013 were approximately $21.0 million, with respect to which, RCS has provided a full valuation allowance.
Net Spread Income
GAAP interest income does not include interest earned on non-agency RMBS underlying our Linked Transactions, and GAAP interest expense does not include either interest related to repurchase agreements underlying our Linked Transactions, or periodic settlements associated with undesignated interest rate swaps. Interest income and expense related to Linked Transactions is reported within unrealized gain (loss) and net interest income on Linked Transactions, net and periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statements of operations. As we believe that these items are beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus the net interest income related to Linked Transactions, less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments and income taxes. Net spread income does not include any impact from other hedging activities, such as the use of swaptions, U.S Treasuries and TBA positions. Net spread and dollar roll income includes the estimated net carry income or loss (also known as dollar roll income/loss) associated with net purchases or sales of agency RMBS on a forward-settlement basis through the TBA market.

The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the years ended December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2013	2012
Interest income:
Agency RMBS	$199,964	$122,082
Non-agency RMBS and other	55,735	23,338
Interest expense	(38,754)	(22,067)
Net interest income	216,945	123,353
Net interest income on non-agency RMBS underlying Linked Transactions	—	708
Dividend income from investments in REIT equity securities (1)	977	—
Realized loss on periodic settlements of interest rate swaps, net	(41,006)	(18,458)
Adjusted net interest income	176,916	105,603
Operating expenses (2)	(25,921)	(14,656)
Net spread income	150,995	90,947
Dollar roll income (loss)	15,388	—
Net spread and dollar roll income	$166,383	$90,947

Weighted average number of common shares outstanding - basic and diluted	53,015	28,100

Net spread income per common share – basic and diluted	$2.85	$3.24
Net spread and dollar roll income per common share – basic and diluted	$3.14	$3.24
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.
(2)    Excludes servicing and other operating expenses related to our investment in RCS.

The period-over-period decline in net spread income per common share is primarily a function of margin compression due to higher cost of funds. During the year ended December 31, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.

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

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011
Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency RMBS during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011:

	For the Year Ended December 31, 2012			For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	Average Amortized Cost	Weighted Average Yield	Interest Income (2)	Average Amortized Cost	Weighted Average Yield	Interest Income (2)
Agency RMBS (1)	$4,580,366	2.67%	$122,082	$1,372,057	2.90%	$15,832
Non-agency RMBS	341,167	7.01%	23,921	54,067	7.19%	1,543
Total	$4,921,533	2.97%	$146,003	$1,426,124	3.07%	$17,375
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)
For the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, interest income from non-agency RMBS includes $0.9 million and $1.0 million of interest income on securities classified as Linked Transactions.

The following is a summary of the estimated impact of changes in the principal elements of interest income during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (in thousands):

	For the Year Ended December 31, 2012 vs. the Period from (August 9, 2011 (date operations commenced) through December 31, 2011
		Due to Change in Average (1)
	Increase	Volume	Yield
Agency RMBS	$106,250	$110,129	$(3,879)
Non-agency RMBS	22,378	22,483	(105)
Total	$128,628	$132,612	$(3,984)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income was significantly higher during the year ended December 31, 2012 compared to the period from the commencement of operations on August 9, 2011 through December 31, 2011 due primarily to higher average investment balances as a result of our initial public offering in August 2011 and issuances of common stock during 2012.
Our projected CPR estimate for our agency RMBS was 9% and 11% as of December 31, 2012 and 2011, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 6.1% and 4.9% for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $32.9 million and $5.0 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $(1.7) million of "catch up" premium amortization benefit (expense) during the year ended December 31, 2012. The amortized cost basis of our agency RMBS portfolio was 105.5% and 105.4% of par value, and the net unamortized premium balance of our aggregate agency RMBS portfolio was $325.1 million and $89.2 million, as of December 31, 2012 and 2011, respectively.
Interest income from our non-agency RMBS, including those non-agency RMBS underlying Linked Transactions, includes discount accretion of $14.2 million and $0.8 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. The weighted average cost basis of the non-agency portfolio, including non-agency RMBS underlying Linked Transactions, was 59.0% and 57.5% of par as of December 31, 2012 and 2011, respectively. The total net discount remaining was $429.2 million and $57.8 million as of December 31, 2012 and 2011, respectively, with $300.4 million designated as credit reserves as of December 31, 2012.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position was 6.7x and 8.0x our stockholders’ equity as of December 31, 2013 and 2012, respectively. Our actual leverage varies from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our balance sheet. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011:

	Repurchase Agreements			Average Interest Rate as of Period End	Average Leverage During the Period (1)	Leverage as of Period End (2)	Adjusted Leverage as of Period End (3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.57%	6.4x	6.7x	6.7x
September 30, 2012	$5,834,747	$6,117,783	$6,117,783	0.51%	6.9x	6.6x	6.6x
June 30, 2012	$4,211,603	$5,487,628	$5,399,160	0.47%	6.5x	6.7x	6.8x
March 31, 2012	$1,894,945	$3,602,964	$3,602,964	0.41%	6.8x	7.4x	7.6x
December 31, 2011	$1,516,506	$1,743,886	$1,742,835	0.42%	7.5x	8.2x	8.0x
September 30, 2011	$942,335	$1,460,914	$1,460,914	0.32%	4.7x	7.3x	7.8x
————————

(1)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements (including those within Linked Transactions) by our average month-end stockholders’ equity.

(2)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency RMBS by our stockholders’ equity at period end.

(3)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency RMBS by our total stockholders’ equity at period.

Interest Expense and Cost of Funds
Interest expense of $22.1 million and $1.7 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $18.5 million and $1.7 million for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations. In addition, we recorded $0.2 million of expense for repurchase agreements reported as Linked Transactions during both the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, which is included in unrealized gain (loss) and net interest income on Linked Transactions, net on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012			For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)(2)
Repurchase agreements	$4,490,364	0.50%	$22,250	$1,300,318	0.40%	$1,939
Interest rate swaps	$2,426,923	0.41%	18,458	$820,000	0.31%	1,743
Total adjusted cost of funds		0.91%	$40,708		0.71%	$3,682
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)
For both the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, repurchase agreement interest expense include $0.2 million of interest expense on repurchase agreements related to securities underlying Linked Transactions.

The increase in our adjusted cost of funds for the year ended December 31, 2012 compared to the period from the commencement of operations on August 9, 2011 through December 31, 2011 was attributable primarily to increases in average interest rate swap notional and repurchase agreement balances, together with higher fixed-pay interest rate swap rates.
The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (in thousands):

	For the Year Ended December 31, 2012 vs. the period from August 9, 2011 (date operations commenced) through December 31, 2011
		Due to Change in Average (1)
	Increase	Volume	Rate
Repurchase agreements	$20,311	$18,505	$1,806
Interest rate swaps	16,715	14,267	2,448
Total adjusted cost of funds	$37,026	$32,772	$4,254
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented below was largely focused on positioning our portfolio towards securities with attributes that our Manager believed would reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, Federal government programs, general economic conditions and other factors.

The following table is a summary of our net realized gains and losses on agency RMBS during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from agency RMBS sold	$4,163,571	$712,191
Increase (decrease) in receivable for agency RMBS sold	(271,849)	271,849
Less agency RMBS sold, at cost	(3,818,112)	(980,603)
Net realized gain (loss) on sale of agency RMBS	$73,610	$3,437

Gross realized gains on sale of agency RMBS	$73,668	$4,262
Gross realized losses on sale of agency RMBS	(58)	(825)
Net realized gain (loss) on sale of agency RMBS	$73,610	$3,437
The following table is a summary of our net realized gains and losses on non-agency RMBS during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Proceeds from non-agency RMBS sold	$32,341	$—
Less: non-agency RMBS sold, at cost	(30,561)	—
Net realized gain on sale of non-agency RMBS	$1,780	$—

Gross realized gain on sale of non-agency RMBS	$1,780	$—
Gross realized loss on sale of non-agency RMBS	—	—
Net realized gain on sale of non-agency RMBS	$1,780	$—

Unrealized net gains on agency and non-agency RMBS during 2012 were attributable to significant price improvement throughout the year in both the agency and non-agency RMBS markets, partially offset by the impact of realized net gains on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Realized loss on periodic settlements of interest rate swaps, net	$(18,458)	$(1,743)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(22,560)	$—
Interest rate swaptions	(1,725)	—
TBA securities	(14,057)	(333)
U.S. Treasury securities sold short	(8,206)	(3,261)
U.S. Treasury securities	(200)	(262)
Total realized gain (loss) on other derivatives and securities, net	$(46,748)	$(3,856)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	(48,930)	(1,031)
Interest rate swaptions	(5,263)	(56)
TBA securities	$(1,648)	$(1,266)
U.S. Treasury securities sold short	(2,828)	(52)
Total unrealized gain (loss) on other derivatives and securities, net	$(58,669)	$(2,405)
Unrealized gain and net interest income on Linked Transactions, net
Unrealized gain on Linked Transactions	$2,675	$(1,858)
Interest income on non-agency RMBS within Linked Transactions	892	1,010
Interest expense on repurchase agreements underlying Linked Transactions	(183)	(202)
Total unrealized gain and net interest income on Linked Transactions, net	$3,384	$(1,050)

For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We incurred management fees of $9.6 million and $1.2 million during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. The period-over-period increase was primarily a function of our follow-on equity raises.
General and administrative expenses were $5.0 million and $1.6 million during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our operating expenses as a percentage of our average stockholders’ equity on an annualized basis was 2.2% and 3.4% for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively.

Dividends and Income Taxes

We had estimated taxable income of $146.4 million and $12.4 million (or $5.21 and $1.24 per share) for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands).

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Net income	$250,180	$19,669
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(123,456)	(13,817)
Non-agency RMBS	(64,310)	433
Non-agency RMBS underlying Linked Transactions	(2,675)	1,858
Derivatives and other securities	58,669	2,405
Premium amortization, net	7,342	1,340
Realized gains (losses), net	19,515	486
Other	1,165	54
Total book to tax difference	(103,750)	(7,241)
Estimated taxable income	$146,430	$12,428

Weighted average number of common shares outstanding - basic and diluted	28,100	10,006

Estimated taxable income per common share	$5.21	$1.24
The increase in our estimated taxable income per share is primarily a function of higher estimated taxable net gains on investments and higher net spread income.
We declared dividends of $3.60 and $1.00 per common share for the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, respectively.
We distributed all of our 2012 and 2011 taxable income so that we were not subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year.

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31, 2012	For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
Interest income:
Agency RMBS	$122,082	$15,832
Non-agency RMBS and other	23,338	582
Interest expense	(22,067)	(1,737)
Net interest income	123,353	14,677
Net interest income on non-agency RMBS underlying Linked Transactions	708	808
Realized loss on periodic settlements of interest rate swaps, net	(18,458)	(1,743)
Adjusted net interest income	105,603	13,742
Operating expenses	(14,656)	(2,743)
Net spread income	90,947	10,999
Net spread and dollar roll income	$90,947	$10,999

Weighted average number of common shares outstanding - basic and diluted	28,100	10,006

Net spread income per common share – basic and diluted	$3.24	$1.10
Net spread and dollar roll income per common share – basic and diluted	$3.24	$1.10

The period-over-period increase in net spread income per common share is primarily a function of deployment of capital from our initial public offering in 2011 and subsequent follow on offerings in 2012. During the year ended December 31, 2012 and for the period from the commencement of operations on August 9, 2011 through December 31, 2011, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheets is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to Federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to Federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during 2013, we repurchased approximately $154.1 million of our stock under our stock repurchase program as our stock was trading at a meaningful discount to our estimated net asset value per common share.

Follow-on Common Stock Offerings
During the years ended December 31, 2013 and 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
Total	$25.40	23,000	$583,915

March 2012	$21.55	13,600	$292,780
May 2012	22.74	12,650	287,151
Total	$22.09	26,250	$579,931
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount, if applicable, and other offering costs.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provides for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During 2013, we repurchased approximately 7.6 million shares of our common stock at an average repurchase price of $20.23 per share, including expenses, totaling $154.1 million. During 2012, we repurchased 0.3 million shares of our common stock at an average repurchase price of $22.76 per share, including expenses, totaling $6.8 million. As of December 31, 2013, we had an additional $139.1 million available under current Board authorization for repurchases of our common stock through December 31, 2014.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2013.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency RMBS pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency RMBS, our leverage ratio was 5.9x and 6.7x the amount of our stockholders’ equity less our investments in RCS and REIT equity securities as of December 31, 2013 and December 31, 2012, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.

To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 31 financial institutions as of December 31, 2013, located throughout North America, Europe and Asia. In addition, less than 7% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 25% of our equity at risk as of December 31, 2013.
As of December 31, 2013, borrowings of $5.9 billion and $647.1 million, with weighted average remaining days to maturity of 96 and 33, were secured by agency and non-agency RMBS, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2013. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2013.

	December 31, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	16	62%
Asia	5	18%
Europe	10	20%
Total	31	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2013, haircuts on our pledged collateral remained stable and as of December 31, 2013, our weighted average haircut on agency and non-agency RMBS held as collateral were approximately 5% and 29%, respectively.
Under our repurchase agreements, we may be required to pledge additional assets to repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our securities securing our repurchase agreements and prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances and under certain of our repurchase agreements, our lenders have the sole discretion to determine the value of the securities securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of December 31, 2013, we had met all margin requirements and had unrestricted cash and cash equivalents of $206.4 million and unpledged securities of approximately $201.2 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2013.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to help manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps and swaptions, supplemented with the use of TBA positions and other instruments.
Refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2013 and the related activity for the year ended December 31, 2013.

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

Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties.

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 2% and 1% of our stockholders’ equity, as of December 31, 2013 and 2012, respectively.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Annual Report on Form 10-K. Inclusive of our net TBA position as of December 31, 2013, our total "at risk" leverage, net of unsettled securities, was 5.1x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of December 31, 2013, we had a net short TBA position with a cost basis and fair value of the securities underlying our net short TBA position each totaling $(0.8) billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S.

Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2013, approximately 90% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements as of December 31, 2013 (in thousands):

	Year of Maturity (1)
	2014	2016
Repurchase agreements	$6,908,192	$250,000
Accrued interest on repurchase agreements	5,442	3,458
Total	$6,913,635	$253,458
——————

(1)	The Company has no repurchase agreements maturing in 2015.

Additionally, RCS has entered into an office lease agreement through December 31, 2019. The lease is classified as an operating lease and is structured to require the monthly payment of minimum rent in advance, subject to periodic increases during the term of the lease. Our total obligation under the lease is $0.4 million as of December 31, 2013.
FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption "Risk Factors" described in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended and, as such, speak only as of the date made.
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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps. We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities, and synthetic total return swaps. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in forward yield curves.

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
Further, since we do not control the other agency mortgage REITs that we invest in, we have limited transparency into their underlying investment and hedge portfolios. Therefore, our Manager must make certain assumptions to estimate the duration and convexity of the underlying portfolios and their sensitivity to changes in interest rates. Such estimates do not include the potential impact of other factors which may affect the fair value of our investments in other REITs, such as stock market volatility. Accordingly, actual results could differ from our estimates.

The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve, and including the impact of both duration and convexity.

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2013 and 2012. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency or non-agency RMBS as a part of our overall management of our investment portfolio.

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
As of December 31, 2013
+100 basis points	(18.2)%	(1.3)%	(7.2)%
+50 basis points	(9.1)%	(0.7)%	(3.8)%
-50 basis points	10.1%	0.9%	4.9%
-100 basis points	10.3%	1.6%	8.6%
As of December 31, 2012
+100 basis points	(18.1)%	(0.9)%	(7.0)%
+50 basis points	(8.0)%	(0.2)%	(1.8)%
-50 basis points	5.7%	(0.5)%	(3.7)%
-100 basis points	(5.6)%	(1.5)%	(11.5)%
————————

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

(2)
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and U.S. Treasury securities or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR and does not include dividend income from investments in other mortgage REITs.

(3)     Includes the effect of derivatives and other securities used for hedging purposes.
(4)    Estimated change in portfolio value expressed as a percent of the total fair value of our investment portfolio as of December 31, 2013.

(5)	Estimated change in net asset value expressed as a percent of stockholders' equity as of December 31, 2013.

The change in our interest rate sensitivity as of December 31, 2013 compared to December 31, 2012 was a function of a steeper yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
Prepayment Risk

Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.

We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. Premiums or discounts associated with the purchase of agency RMBS and non-agency RMBS of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk

When the market spread between the yield on our RMBS and benchmark interest rates widens, our net book value could decline if the value of our RMBS falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as "spread risk" or "basis risk". The spread risk associated with our agency and non-agency RMBS and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate shock table. The table below assumes a spread duration of 5.5 years and 4.7 years based on interest rates and RMBS prices as of December 31, 2013 and 2012, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest.

RMBS Spread Sensitivity (1) as of December 31, 2013
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
As of December 31, 2013
-25 basis points	1.2%	6.2%
-10 basis points	0.5%	2.5%
+10 basis points	(0.5)%	(2.5)%
+25 basis points	(1.2)%	(6.2)%
As of December 31, 2012
-25 basis points	1.1%	7.6%
-10 basis points	0.4%	3.0%
+10 basis points	(0.4)%	(3.0)%
+25 basis points	(1.1)%	(7.6)%
————————

(1)
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, and assumes there are no changes in interest rates and a static portfolio. Actual results could differ materially from these estimates.

(2)    Includes the effect of derivatives and other instruments used for hedging purposes.
(3)    Estimated dollar change in portfolio market value expressed as a percent of the total fair value of our investment portfolio as of such date.

(4)	Estimated dollar change in net asset value expressed as a percent of stockholders' equity as of such date.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency RMBS and cash. As of December 31, 2013, we had unrestricted cash and cash equivalents of $206.4 million and unpledged securities of approximately $201.2 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we may utilize TBA dollar roll transactions as a means of acquiring and financing purchases of agency RMBS. Under certain economic conditions we may be unable to roll our TBA dollar roll transactions prior to the settlement date and we may have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.

Extension Risk
The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager’s assumptions regarding the rates at which borrowers will prepay or default on the underlying mortgage loans. In general, we use interest rate swaps to help manage our funding cost on our investments in the event that interest rates rise. These swaps allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework (1992 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited American Capital Mortgage Investment Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). American Capital Mortgage Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital Mortgage Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011 of American Capital Mortgage Investment Corp., and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Capital Mortgage Investment Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Mortgage Investment Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Mortgage Investment Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 28, 2014

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets:
Agency securities, at fair value (including pledged securities of $5,618,735 and $6,276,993, respectively)	$5,641,682	$6,367,042
Non-agency securities, at fair value (including pledged securities of $899,176 and $545,665, respectively)	1,011,217	681,403
REIT equity securities, at fair value	38,807	—
Treasury securities, at fair value (including pledged securities of $571,145 and $0, respectively)	637,342	—
Cash and cash equivalents	206,398	157,314
Restricted cash and cash equivalents	21,005	28,493
Interest receivable	20,620	18,265
Derivative assets, at fair value	108,221	23,043
Receivable for securities sold	608,646	—
Receivable under reverse repurchase agreements	22,736	418,888
Other assets	81,191	1,692
Total assets	$8,397,865	$7,696,140
Liabilities:
Repurchase agreements	$7,158,192	$6,245,791
Derivative liabilities, at fair value	11,327	63,726
Dividend payable	33,381	32,368
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	22,530	421,077
Accounts payable and other accrued liabilities	69,715	7,616
Total liabilities	7,295,145	6,770,578
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 51,356 and 35,964 shares issued and outstanding, respectively	514	360
Additional paid-in capital	1,201,826	772,008
Retained earnings (deficit)	(99,620)	153,194
Total stockholders’ equity	1,102,720	925,562
Total liabilities and stockholders’ equity	$8,397,865	$7,696,140
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Interest income:
Agency securities	$199,964	$122,082	$15,832
Non-agency securities	55,368	23,029	533
Other	367	309	49
Interest expense	(38,754)	(22,067)	(1,737)
Net interest income	216,945	123,353	14,677

Other gains (losses):
Realized gain (loss) on agency securities, net	(170,252)	73,610	3,437
Realized gain on non-agency securities, net	16,856	1,780	—
Realized loss on periodic settlements of interest rate swaps, net	(41,006)	(18,458)	(1,743)
Realized gain (loss) on other derivatives and securities, net	112,573	(46,748)	(3,856)
Unrealized gain (loss) on agency securities, net	(315,784)	123,456	13,817
Unrealized gain (loss) on non-agency securities, net	19,391	64,310	(433)
Unrealized gain (loss) and net interest income on Linked Transactions, net	—	3,384	(1,050)
Unrealized gain (loss) on other derivatives and securities, net	107,546	(58,669)	(2,405)
Servicing and other operating income	3,350	—	—
Total other gains (losses), net	(267,326)	142,665	7,767

Expenses:
Management fees	18,680	9,638	1,188
General and administrative expenses	7,241	5,018	1,555
Servicing and other operating expenses	7,489	—	—
Total expenses	33,410	14,656	2,743

Income (loss) before excise tax	(83,791)	251,362	19,701
Excise tax	679	1,182	32
Net income (loss)	$(84,470)	$250,180	$19,669

Net income (loss) per common share—basic and diluted	$(1.59)	$8.90	$1.97

Weighted average number of common shares outstanding—basic and diluted	53,015	28,100	10,006
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, August 9, 2011 (date operations commenced)	—	$—	—	$—	$1	$—	$1
Net income	—	—	—	—	—	19,669	19,669
Issuance of common stock	—	—	10,000	100	199,021	—	199,121
Issuance of restricted stock	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	16	—	16
Common dividends declared	—	—	—	—	—	(10,006)	(10,006)
Balance, December 31, 2011	—	—	10,006	100	199,038	9,663	208,801
Net income	—	—	—	—	—	250,180	250,180
Issuance of common stock	—	—	26,250	263	579,668	—	579,931
Issuance of restricted stock	—	—	6	—	—	—	—
Repurchase of common stock	—	—	(298)	(3)	(6,774)	—	(6,777)
Stock-based compensation	—	—	—	—	76	—	76
Common dividends declared	—	—	—	—	—	(106,649)	(106,649)
Balance, December 31, 2012	—	—	35,964	360	772,008	153,194	925,562
Net loss	—	—	—	—	—	(84,470)	(84,470)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Issuance of restricted stock	—	—	8	—	—	—	—
Repurchase of common stock	—	—	(7,616)	(76)	(154,002)	—	(154,078)
Stock-based compensation	—	—	—	—	135	—	135
Common dividends declared	—	—	—	—	—	(168,344)	(168,344)
Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,470)	$250,180	$19,669
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	38,915	32,898	5,012
Accretion of net discount on non-agency securities	(35,496)	(14,209)	(799)
Unrealized loss (gain) on securities and derivatives, net	188,847	(131,774)	(9,121)
Realized loss (gain) on agency securities, net	170,252	(73,610)	(3,437)
Realized gain on non-agency securities, net	(16,856)	(1,780)	—
Realized loss (gain) on other derivatives and securities, net	(70,590)	65,206	3,856
Stock-based compensation	135	76	16
Increase in interest receivable	(2,355)	(12,699)	(5,566)
Decrease (increase) in other assets	1,840	(1,103)	(589)
Increase in accounts payable and other accrued liabilities	33,954	5,246	2,370
Net cash flows from operating activities	224,176	118,431	11,411
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of agency securities	(8,914,575)	(8,937,456)	(2,562,190)
Purchases of non-agency securities	(561,932)	(600,470)	(28,525)
Proceeds from sale of agency securities	7,817,303	4,163,571	712,191
Proceeds from sale of non-agency securities	197,259	32,341	—
Principal collections on agency securities	689,035	393,909	39,339
Principal collections on non-agency securities	106,602	50,058	2,778
Net proceeds (payments) on reverse repurchase agreements	396,152	(368,325)	(50,562)
Purchases of U.S. Treasury securities	(8,479,099)	(3,305,123)	(614,581)
Proceeds from sale of U.S. Treasury securities	7,471,222	3,667,490	661,424
Proceeds from terminations of interest rate swaptions	48,405	—	—
Payment of premiums for interest rate swaptions	(46,362)	(28,103)	(884)
Other investing cash flows, net	(74,009)	(80,261)	(52,928)
Net cash flows used in investing activities	(1,349,999)	(5,012,369)	(1,893,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(167,331)	(82,286)	(2,001)
Proceeds from common stock offerings, net of offering costs	583,915	579,931	199,122
Net payments for repurchase of common shares	(154,078)	(6,777)	—
Proceeds from repurchase agreements	103,914,609	32,504,640	4,563,803
Repayments on repurchase agreements	(103,002,208)	(28,004,342)	(2,857,523)
Other financing cash flows, net	—	2,658	36,554
Net cash flows from financing activities	1,174,907	4,993,824	1,939,955
Net increase in cash and cash equivalents	49,084	99,886	57,428
Cash and cash equivalents at beginning of the period	157,314	57,428	—
Cash and cash equivalents at end of period	$206,398	$157,314	$57,428
Supplemental non-cash investing and financing activities:
Interest paid	$37,892	$19,581	$1,105
Taxes paid	$1,277	$42	$—
Non-agency securities recorded upon de-linking of Linked Transactions	$—	$58,061	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$39,212	$—
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
American Capital Mortgage Investment Corp. (referred to throughout this report as the "Company", "we", "us" and "our") was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering ("IPO"). We are externally managed by American Capital MTGE Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital"). Our common stock is traded on the NASDAQ Global Select Market under the symbol "MTGE."
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency residential mortgage-backed securities ("RMBS"), non-agency mortgage investments and other mortgage-related investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations ("CMOs") structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise ("GSE"), such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as Government National Mortgage Association ("Ginnie Mae"). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights ("MSR"), GSE credit risk transfer securities, commercial mortgage-backed securities ("CMBS"), commercial mortgage loans and mortgage-related derivatives.
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
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
On November 27, 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. See Note 9 - Other Assets for additional information.
Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Our consolidated financial statements include the accounts of our wholly-owned taxable REIT subsidiaries, American Capital Mortgage Investment TRS, LLC and RCS. Significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect the acquisition of the RCS, which was accounted for as a business combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

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
Interest Income
Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums or discounts associated with the purchase of agency RMBS and non-agency RMBS of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method.
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
At the time we purchase non-agency RMBS and loans that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Mortgage Servicing Rights, at Fair Value
The Company’s MSR represent the right to service mortgage loans in return for a servicing fee. The Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.

MSR are reported at fair value within the other assets line item on the consolidated balance sheets. Changes in the fair value of MSR as well as servicing fee income are reported within servicing and other income on the consolidated statements of operations. The related servicing expenses are recorded in servicing and other operating expenses on the consolidated statements of operations. See Note 9 - Other Assets for further discussion on MSR.
The accounting model used to evaluate whether a transfer of MSR qualifies as a sale is based on a risks and rewards approach, as MSR are not financial assets. In certain cases where we transfer the economics of MSR while retaining the actual servicing function for adequate compensation, we retain the risk associated with servicing and, as a result, the transfer does not qualify for sale accounting. As such, we retain the MSR, together with an offsetting financing liability on our consolidated balance sheets. We have elected the option to account any MSR financing liabilities at estimated fair value, with changes in fair value reflected in income during the period in which they occur. See Note 10 - Accounts Payable and Other Accrued Liabilities for the presentations of our mortgage servicing liability.
REIT Equity Securities, at Fair Value
REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominately in agency RMBS. We designate our investments in REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets with changes in fair value recorded in unrealized gain (loss) on other derivatives and securities, net on the accompanying consolidated statements of operations. Dividend income from REIT equity securities is recorded in realized gain (loss) on other derivatives and securities, net.
Repurchase Agreements
We finance the acquisition of agency RMBS and certain non-agency RMBS for our investment portfolio through repurchase transactions under master repurchase agreements. We account for repurchase transactions, other than those treated as Linked Transactions (see Derivatives below), as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term nature.

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements

We from time to time borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are reset daily.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 11 for disclosure on the terms of the management agreement.
Derivatives
We maintain a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward ("TBA") contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as synthetic total return swaps.
We also enter into TBA contracts as a means of investing in and financing agency RMBS (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to agency RMBS (thereby reducing our "at risk" leverage). Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a "dollar roll." The agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income (loss)." Consequently, forward purchases of agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.
We recognize all derivative instruments as either assets or liabilities on the balance sheets, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 15 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter ("OTC") market and may be centrally cleared through a registered commodities exchange ("centrally cleared swaps").

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price.
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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of agency RMBS and we may from time to time utilize TBA dollar roll transactions to finance agency RMBS purchases.
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
We estimate the fair value of TBA securities based on similar methods used to value our agency RMBS.

Linked Transactions
If we finance the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria. We will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a "Linked Transaction") at fair value on our consolidated balance sheets in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain and net interest income on Linked Transactions, net on our consolidated statements of operations. If we subsequently finance the securities in a Linked Transaction with a different counterparty, we will regard it as an acquisition of a security and the repurchase financing as a collateralized financing transaction.
Forward commitments to purchase or sell specified securities
We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Such forward commitments usually require physical settlement. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified agency RMBS and settlement extends beyond established market conventions. Realized gains and losses associated with forward commitments are recognized in the line item realized gain (loss) on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.
We estimate the fair value of forward commitments to purchase or sell specified RMBS based on methods used to value our RMBS, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in realized gain (loss) on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.

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

We and two of our domestic subsidiaries, American Capital Mortgage Investment TRS, LLC and Residential Credit Solutions, Inc., have made joint elections to treat the subsidiaries as taxable REIT subsidiaries. As such, American Capital Mortgage Investment TRS, LLC and Residential Credit Solutions, Inc. are subject to Federal, state and, if applicable, local income tax.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes ("ASC 740"). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Comparative Period Statement of Cash Flows
The Company removed non-cash components from two line items within the investing section of the previously reported consolidated statement of cash flows for the year ended December 31, 2012, with the effect of decreasing cash used for "purchases of agency securities" and an offsetting decrease in cash flows from "principal collection of agency securities."  These revisions do not affect the amounts previously reported as net cash provided by or used in operating activities, investing activities or financing activities, or the net change in cash and cash equivalents for any period and have no effect on the consolidated balance sheets or statements of operations or net asset value for any period. While the Company has concluded the revisions are not material to the previously reported financial statements, the Company has elected to revise its previously issued statement of cash flows for the year ended December 31, 2012 in this and future reports.

Note 3. Agency Securities
The following tables summarize our investments in agency RMBS as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency RMBS:
Par value	$4,461,621	$1,079,180	$32,792	$5,573,593
Unamortized premium	195,633	50,265	703	246,601
Amortized cost	4,657,254	1,129,445	33,495	5,820,194
Gross unrealized gains	4,230	1,570	568	6,368
Gross unrealized losses	(150,447)	(34,433)	—	(184,880)
Agency RMBS, at fair value	$4,511,037	$1,096,582	$34,063	$5,641,682

Weighted average coupon as of December 31, 2013	3.33%	3.44%	3.00%	3.35%
Weighted average yield as of December 31, 2013	2.53%	2.67%	2.12%	2.56%
Weighted average yield for the year ended December 31, 2013	2.69%	2.87%	2.22%	2.72%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$5,358,579	$3,678	$(184,565)	$5,177,692
Adjustable rate	461,615	2,690	(315)	463,990
Total	$5,820,194	$6,368	$(184,880)	$5,641,682

	December 31, 2012
	Fannie Mae	Freddie Mac	Total
Fixed-rate agency RMBS:
Par value	$4,939,592	$965,074	$5,904,666
Unamortized premium	271,729	53,375	325,104
Amortized cost	5,211,321	1,018,449	6,229,770
Gross unrealized gains	114,750	23,543	138,293
Gross unrealized losses	(884)	(137)	(1,021)
Fixed-rate agency RMBS, at fair value	$5,325,187	$1,041,855	$6,367,042

Weighted average coupon as of December 31, 2012	3.40%	3.57%	3.43%
Weighted average yield as of December 31, 2012	2.42%	2.65%	2.46%
Weighted average yield for the year ended December 31, 2012	2.65%	2.72%	2.67%

As of December 31, 2012, all of our agency RMBS were fixed-rate securities.

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency RMBS as of December 31, 2013 and 2012 according to their estimated weighted average life classification (dollars in thousands):

	December 31, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$9,089	$9,095	2.38%	3.49%	$—	$—	—%	—%
Greater than three years and less than or equal to five years	2,142,111	2,159,311	2.29%	3.20%	1,759,226	1,731,178	1.94%	3.09%
Greater than five years and less than or equal to 10 years	3,485,241	3,646,188	2.72%	3.43%	4,484,509	4,375,925	2.66%	3.57%
Greater than 10 years	5,241	5,600	2.96%	3.50%	123,307	122,667	2.52%	3.12%
Total	$5,641,682	$5,820,194	2.56%	3.35%	$6,367,042	$6,229,770	2.46%	3.43%
As of December 31, 2013 and 2012, none of our agency RMBS had an estimated weighted average life of less than 2.1 years and 3.4 years, respectively. As of December 31, 2013 and 2012, the estimated weighted average life of our agency security portfolio was 6.1 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of December 31, 2013 and 2012, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 7% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011 (dollars in thousands):

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Proceeds from agency RMBS sold	$7,817,303	$4,163,571	$712,191
Increase (decrease) in receivable for agency RMBS sold	608,646	(271,849)	271,849
Less agency RMBS sold, at cost	(8,596,201)	(3,818,112)	(980,603)
Net realized gain (loss) on sale of agency RMBS	$(170,252)	$73,610	$3,437

Gross realized gains on sale of agency RMBS	$22,424	$73,668	$4,262
Gross realized losses on sale of agency RMBS	(192,676)	(58)	(825)
Net realized gain (loss) on sale of agency RMBS	$(170,252)	$73,610	$3,437
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
Agency RMBS Pledged (1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,492,566	$1,092,106	$34,063	$5,618,735
Accrued interest on pledged agency RMBS	12,287	3,078	82	15,447
Under Derivative Agreements
Fair value	—	—	—	—
Accrued interest on pledged agency RMBS	—	—	—	—
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$4,504,853	$1,095,184	$34,145	$5,634,182
——————

(1)	Agency RMBS pledged do not include pledged amounts of $583.2 million under repurchase agreements related to agency RMBS sold but not yet settled as of December 31, 2013.

	December 31, 2012
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$5,919,044	$283,882	$6,202,926
Accrued interest on pledged agency RMBS	15,662	774	16,436
Under Derivative Agreements
Fair value	68,072	5,995	74,067
Accrued interest on pledged agency RMBS	183	18	201
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$6,002,961	$290,669	$6,293,630

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS
30 days or less	$2,591,560	$2,672,502	$7,182	$2,318,609	$2,266,686	$6,401
31 - 59 days	1,105,167	1,151,447	3,096	1,968,955	1,924,329	5,145
60 - 90 days	1,261,354	1,299,749	3,455	1,511,192	1,481,403	3,837
Greater than 90 days	660,654	673,560	1,714	404,170	396,497	1,053
Total	$5,618,735	$5,797,258	$15,447	$6,202,926	$6,068,915	$16,436

As of December 31, 2013 and 2012, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.
Note 4. Non-Agency Securities
The following tables summarize our non-agency RMBS as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

December 31, 2012
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$113,351	$10,338	$—	$103,013	$(33,406)	$136,419	3.13%	7.15%
Alt-A	403,522	30,325	(911)	374,108	(226,224)	600,332	2.02%	7.36%
Option-ARM	68,861	12,761	—	56,100	(38,617)	94,717	0.60%	8.08%
Subprime	95,669	12,183	—	83,486	(130,937)	214,423	0.38%	7.92%
Total	$681,403	$65,607	$(911)	$616,707	$(429,184)	$1,045,891	1.70%	7.47%

————————

(1)	Coupon rates are floating, except for $11.3 million and $18.6 million fair value of fixed-rate prime and Alt-A non-agency RMBS, respectively, as of December 31, 2012.

The following table summarizes our non-agency RMBS at fair value, by their estimated weighted average life classifications as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$203,935	$194,800	5.59%	2.19%	$90,919	$85,595	6.43%	1.53%
> 5 to ≤ 7 years	211,013	195,913	6.84%	2.38%	266,090	240,472	7.24%	2.00%
>7 years	596,269	536,418	7.70%	1.08%	324,394	290,640	7.96%	1.55%
Total	$1,011,217	$927,131	7.07%	1.46%	$681,403	$616,707	7.47%	1.70%

Our Prime non-agency RMBS include investments in securitization trusts issued between 2003 and 2013, with underlying prime mortgage loan collateral. Prime mortgage loans are residential mortgage loans that are considered to have the most stringent underwriting standards within the non-agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. The loans backing securities with a combined fair value of $125.7 million issued prior to 2010 were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of December 31, 2013, Prime securities include $69.8 million in fair value of securities issued during 2013, with underlying mortgage loans that were originated in a period of fairly stringent underwriting. In some cases these instruments are backed by Prime Jumbo loans and in other instances are GSE debt securities that contain structured credit risk issued by the GSE’s. As of December 31, 2013, our Prime securities have both floating-rate and fixed-rate coupons ranging from 1.0% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 6.2%.

Our Alt-A non-agency RMBS include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized from 2010 to 2013. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2013, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.0% with weighted average coupons of underlying collateral ranging from 2.6% to 6.0%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2013, our Option-ARM securities have coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 3.6%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2013 include floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated from 2003 to 2007 that were originally considered to be of lower credit quality. As of December 31, 2013, our Subprime securities issued prior to 2013 have floating rate coupons ranging from 0.2% to 4.9% and have underlying collateral with weighted-average coupons ranging from 4.0% to 7.9%. Additionally, we have classified certain non-performing loans that were securitized in 2013 as subprime securities. These 2013 securitizations are backed by loans originated from 1984 to 2011 and as of December 31, 2013, have a fair value of $33.5 million. As of December 31, 2013, our Subprime securities issued in 2013 have floating rate coupons ranging from 3.6% to 4.3% and have underlying collateral with weighted-average coupons ranging from 5.2% to 7.4%.

More than 93% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of December 31, 2013.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency RMBS during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Proceeds from non-agency RMBS sold	$197,259	$32,341
Less: non-agency RMBS sold, at cost	(180,403)	(30,561)
Net realized gain on sale of non-agency RMBS	$16,856	$1,780

Gross realized gain on sale of non-agency RMBS	$18,790	$1,780
Gross realized loss on sale of non-agency RMBS	(1,934)	—
Net realized gain on sale of non-agency RMBS	$16,856	$1,780

Pledged Assets
Non-agency RMBS with a fair value of $899.2 million and $545.7 million were pledged as collateral under repurchase agreements as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, none of our repurchase agreement borrowings backed by non-agency RMBS were due on demand or mature overnight. The following table summarizes our non-agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS
30 days or less	$547,087	$502,063	$857	$315,332	$291,378	$741
31 - 59 days	70,478	68,622	57	141,508	122,103	231
60 - 90 days	64,873	58,091	55	88,825	79,782	167
Greater than 90 days	216,738	196,644	242	—	—	—
Total	$899,176	$825,420	$1,211	$545,665	$493,263	$1,139
Note 5. Repurchase Agreements
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013 and 2012, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$3,047,986	0.60%	14	$2,547,674	0.61%	19
> 1 to ≤ 2 months	816,960	0.55%	45	2,035,551	0.56%	46
> 2 to ≤ 3 months	1,506,888	0.52%	77	1,315,109	0.54%	76
> 3 to ≤ 6 months	621,124	0.54%	135	243,877	0.51%	143
> 6 to ≤ 9 months	147,729	0.49%	249	14,317	0.62%	269
> 9 to ≤ 12 months	191,991	0.50%	321	89,263	0.62%	319
> 12 months	250,000	0.59%	853	—	—%	—
Total	6,582,678	0.56%	90	6,245,791	0.57%	50

U.S. Treasury repurchase agreements
Short-term	575,514	0.07%	2	—	—%	—
Total repurchase agreements	$7,158,192	0.52%	83	$6,245,791	0.57%	50
We had repurchase agreements with 31 and 29 financial institutions as of December 31, 2013 and 2012, respectively. In addition, less than 7% and 8% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 25% and 26% of our equity at risk as of December 31, 2013 and 2012, respectively.
We had agency RMBS with fair values of $5.6 billion and $6.2 billion and non-agency RMBS with fair values of $899.2 million and $545.7 million pledged as collateral against repurchase agreements, as of December 31, 2013 and 2012, respectively. Agency RMBS pledged do not include $583.2 million pledged under repurchase agreements related to securities sold but not yet settled as of December 31, 2013. As of December 31, 2013, borrowings of $5.9 billion and $647.1 million, with weighted average remaining days to maturity of 96 and 33, were secured by agency and non-agency RMBS, respectively.
Note 6. Derivatives and Other Securities
In connection with our risk management strategy, we economically hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 2- Summary of Significant Accounting Policies.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Interest rate swaps	$51,957	$519
Interest rate swaptions	50,009	21,944
U.S. Treasury futures	3,399	—
TBA securities	2,856	580
Derivative assets, at fair value	$108,221	$23,043

Interest rate swaps	$9,490	$60,188
TBA securities	1,837	3,538
Derivative liabilities, at fair value	$11,327	$63,726

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2013			2012
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain and Net Interest Income on Linked Transactions, net
Interest rate swaps	$(41,006)	$101,297	$97,769	$(18,458)	$(22,560)	$(48,930)	$—
Interest rate swaptions	—	18,558	11,550	—	(1,725)	(5,207)	—
TBA securities	—	(47,063)	3,933	—	(14,057)	(1,648)	—
U.S. Treasuries	—	(12,952)	(11,862)	—	(200)	—	—
U.S. Treasury futures	—	6,322	3,399	—	—	—	—
Short sales of U.S. Treasuries	—	45,434	3,259	—	(8,206)	(2,884)	—
REIT equity investments	—	977	(502)	—	—	—	—
Linked Transactions	—	—	—	—	—	—	3,384
Total	$(41,006)	$112,573	$107,546	$(18,458)	$(46,748)	$(58,669)	$3,384

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011 (in thousands):

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2013 Notional Amount
Interest rate swaps	$2,940,000	4,225,000	(3,925,000)	$3,240,000
Interest rate swaptions	$1,150,000	2,150,000	(1,200,000)	$2,100,000
TBA securities	$(522,188)	3,295,280	(3,546,908)	$(773,816)
U.S. Treasuries	$—	3,709,500	(3,053,500)	$656,000
U.S. Treasury futures	$—	650,000	(800,000)	$(150,000)
Short sales of U.S. Treasuries	$(425,000)	4,983,500	(4,581,500)	$(23,000)

	December 31, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2012 Notional Amount
Interest rate swaps	$875,000	2,890,000	(825,000)	$2,940,000
Interest rate swaptions	$50,000	1,325,000	(225,000)	$1,150,000
TBA securities	$(101,000)	7,233,405	(7,654,593)	$(522,188)
U.S. Treasuries	$—	130,000	(130,000)	$—
Short sales of U.S. Treasuries	$(50,000)	3,216,000	(3,591,000)	$(425,000)
Linked Transactions (1)	$88,671	10,920	(99,591)	$—

	August 9, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2011 Notional Amount
Interest rate swaps	$—	875,000	—	$875,000
Interest rate swaptions	$—	50,000	—	$50,000
TBA securities	$—	234,000	(335,000)	$(101,000)
U.S. Treasuries	$—	190,000	(190,000)	$—
Short sales of U.S. Treasuries	$—	540,000	(590,000)	$(50,000)
Linked Transactions (1)	$—	90,385	(1,714)	$88,671
————————

(1)	The notional amount of Linked Transactions is represented by the current face amount of the underlying securities.
Interest Rate Swap Agreements
As of December 31, 2013 and 2012, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of December 31, 2013 and 2012, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		December 31,
		2013		2012
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$2,275,000	$51,957	$50,000	$519
Interest rate swap liabilities	Derivative liabilities, at fair value	965,000	(9,490)	2,890,000	(60,188)
		$3,240,000	$42,467	$2,940,000	$(59,669)

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate	Receive Rate (2)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4

December 31, 2012
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (3)			Fixed Pay Rate	Receive Rate (2)	Maturity (Years)
≤ 3 years	$550,000	$(6,639)	0.81%	0.31%	2.3
> 3 to ≤ 5 years	1,215,000	(24,297)	1.17%	0.32%	4.5
> 5 to ≤ 7 years	550,000	(16,256)	1.55%	0.34%	6.4
> 7 years	625,000	(12,477)	1.89%	0.34%	9.5
Total	$2,940,000	$(59,669)	1.33%	0.32%	5.5
————————

(1)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

(2)	Weighted average receive rate excludes impact of $1.2 billion of forward starting interest rate swaps.

(3)	Includes swaps with an aggregate notional of $50.0 million with deferred start dates within four months from December 31, 2012.
Interest rate swaps with a notional amount of $1.3 billion and asset fair value of $21.4 million as of December 31, 2013 were centrally cleared on a registered exchange.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

December 31, 2012
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,156	$2	0.2	$125,000	3.30%	10.0
> 3 to ≤ 12 months	635	3	0.3	50,000	2.68%	7.0
>12 to ≤ 24 months	4,117	1,820	1.5	250,000	2.67%	6.4
> 24 months	20,298	20,119	3.2	725,000	3.27%	8.1
Total / weighted average	$27,206	$21,944	2.4	$1,150,000	3.12%	7.9

TBA Securities
As of December 31, 2013 and 2012, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	December 31,
	2013		2012
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$210,600	$158	$182,600	$580
Sale of TBA securities	(463,496)	2,698	—	—
Total TBA assets	(252,896)	2,856	182,600	580

TBA liabilities
Purchase of TBA securities	—	—	572,134	(992)
Sale of TBA securities	(520,920)	(1,837)	(1,276,922)	(2,546)
Total TBA liabilities	(520,920)	(1,837)	(704,788)	(3,538)
Total net TBA	$(773,816)	$1,019	$(522,188)	$(2,958)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.
Linked Transactions
Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments on our consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying non-agency RMBS, net of repurchase agreement borrowings and accrued interest receivable and payable on such instruments.  The change in the fair value of our Linked Transactions is reported as unrealized gain (loss) and net interest income on Linked Transactions, net, a component of other gain (loss), net in our consolidated statements of operations.

The following table presents the composition of unrealized gain (loss) and net interest income on Linked Transactions, net during the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011 (in thousands):

	For the Year Ended December 31,		For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2013	2012
Coupon interest income	$—	$302	$457
Discount accretion	—	590	553
Interest expense	—	(183)	(202)
Unrealized gain, net	—	2,675	(1,858)
Unrealized gain (loss) and net interest income on Linked Transactions, net	$—	$3,384	$(1,050)
U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $637.3 million and a face amount of $656.0 million as of December 31, 2013, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $3.4 million and a notional amount of $(150.0) million as of December 31, 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets.

We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $22.5 million and $421.1 million as of December 31, 2013 and 2012, respectively. The borrowed securities were collateralized by cash payments of $22.7 million and $418.9 million as of December 31, 2013 and 2012, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
REIT Equity Securities, at Fair Value
As of December 31, 2013, we held shares of common stock of several publicly-traded mortgage REITs with a cost basis of $39.3 million and a total fair value of $38.8 million. Any changes in fair value of these investments are presented in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. For the year ended December 31, 2013, these investments had a net unrealized loss of $(0.5) million and $1.0 million in dividend income, which is included in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
Each of our ISDA Master Agreements and central clearing exchange agreements contains provisions pursuant to which we are required to fully collateralize our obligations under our interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our ISDA Master Agreements. We are also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values, which approximates fair value.
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of December 31, 2013, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 2% and 1% of our stockholders’ equity, as of December 31, 2013 and 2012, respectively.

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

Note 7. Offsetting Assets and Liabilities

Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.

The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
December 31, 2013
Interest rate swaps and swaptions (1)	$101,966	$—	$101,966	$(9,490)	$(45,084)	$47,392
Receivable under reverse repurchase agreements	22,736	—	22,736	(22,736)	—	—
Total	$124,702	$—	$124,702	$(32,226)	$(45,084)	$47,392

December 31, 2012
Interest rate swaps and swaptions (1)	$22,463	$—	$22,463	$(13,250)	$—	$9,213
Receivable under reverse repurchase agreements	418,888	—	418,888	(418,888)	—	—
Total	$441,351	$—	$441,351	$(432,138)	$—	$9,213

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
December 31, 2013
Interest rate swaps (1)	$9,490	$—	$9,490	$(9,490)	$—	$—
Repurchase agreements	7,158,192	—	7,158,192	(22,736)	(7,135,456)	—
Total	$7,167,682	$—	$7,167,682	$(32,226)	$(7,135,456)	$—

December 31, 2012
Interest rate swaps (1)	$60,188	$—	$60,188	$(13,250)	$(46,938)	$—
Repurchase agreements	6,245,791	—	6,245,791	(418,888)	(5,826,903)	—
Total	$6,305,979	$—	$6,305,979	$(432,138)	$(5,873,841)	$—
————————

(1)
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

(2)
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero on a counterparty by counterparty basis, as applicable. Refer to Notes 3 and 4 for additional information regarding assets pledged as collateral.

Note 8. Fair Value Measurements
We have elected the option to account for all of our financial assets, including RMBS, at fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation most appropriately represents our financial results and position. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the assumptions market participants would use when pricing an asset or liability.
We determine the fair value of our agency and non-agency RMBS, including securities held as collateral, based upon fair value estimates obtained from multiple third-party pricing services and dealers. In determining fair value, third-party pricing sources use various valuation approaches, including market and income approaches. Factors used by third-party sources in estimating the fair value of an instrument may include observable inputs such as recent trading activity, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. Third-party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, default and loss severity, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions.
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

We determine the fair value of our MSR based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). Our MSR are a component of other assets on the consolidated balance sheets.
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

The following tables present our financial instruments carried at fair value as of December 31, 2013 and 2012, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$5,641,682	$—	$5,641,682
Non-agency RMBS	—	1,011,217	—	1,011,217
REIT equity securities	38,807	—	—	38,807
U.S. Treasury securities	637,342	—	—	637,342
Derivative assets	—	108,221	—	108,221
Mortgage servicing rights	—	—	15,608	15,608
Total	$676,149	$6,761,120	$15,608	$7,452,877

Liabilities
Derivative liabilities	$—	$11,327	$—	$11,327
Obligation to return securities borrowed under repurchase agreements	22,530	—	—	22,530
Mortgage servicing liability	—	—	15,608	15,608
Total	$22,530	$11,327	$15,608	$49,465

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$6,367,042	$—	$6,367,042
Non-agency RMBS	—	585,734	95,669	681,403
Derivative assets	—	23,043	—	23,043
Total	$—	$6,975,819	$95,669	$7,071,488

Liabilities
Derivative liabilities	$—	$63,726	$—	$63,726
Obligation to return securities borrowed under repurchase agreements	421,077	—	—	421,077
Total	$421,077	$63,726	$—	$484,803

The following tables present a summary of the changes in fair value for Level 3 assets carried at fair value as of December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013
	MSR	Non-Agency RMBS	Total
Balance as of December 31, 2012	$—	$95,669	$95,669

Unrealized gain	—	10,073	10,073
Unrealized loss	(117)	(6,971)	(7,088)
Total unrealized gain (loss), net	(117)	3,102	2,985

Purchases	15,725	60,115	75,840
Sales of securities	—	(6,293)	(6,293)
Principal repayments on securities	—	(9,010)	(9,010)
Discount accretion	—	5,694	5,694
Transfer out of Level 3	—	(149,277)	(149,277)
Balance as of December 31, 2013	$15,608	$—	$15,608

Unrealized loss related to Level 3 assets held as of December 31, 2013	$(117)	$—	$—

	For the Year Ended December 31, 2012
	Non-Agency RMBS	Linked Transactions	Total
Balance as of December 31, 2011	$5,969	$1,746	$7,715

Unrealized gain	13,975	827	14,802
Unrealized loss	(723)	—	(723)
Total unrealized gain, net	13,252	827	14,079

Purchases of securities	75,102	—	75,102
Principal repayments on securities	(9,641)	(291)	(9,932)
Securities recorded upon de-linking of Linked Transactions	7,893	(7,893)	—
Net change in borrowings underlying Linked Transactions	—	5,445	5,445
Discount accretion	3,094	159	3,253
Accrued interest on Linked Transactions	—	7	7
Balance as of December 31, 2012	$95,669	$—	$95,669

Unrealized gain related to Level 3 assets held as of December 31, 2012	$13,252	$827	$14,079
During the year ended December 31, 2013, we transferred $149.3 million of subprime non-agency RMBS from Level 3 to Level 2. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market information. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.
Our agency and non-agency RMBS are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency RMBS are classified as Level 2 in the fair value hierarchy. We estimate the fair value of our REIT equity securities on a market approach using Level 1 inputs based on quoted market prices.

The Company used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The significant unobservable inputs used in estimating the fair value measurement of our Level 3 MSR asset and liability include assumptions for underlying loan constant prepayment rates and delinquency rates, as well as discount rates. We review the various third-party fair value estimates used to determine the fair value of our MSR and perform procedures to validate their reasonableness. In reviewing the estimated fair values of our Level 3 MSR, we use internal models and our own estimates of prepayment and delinquency rates on the loans underlying our MSR. The following table presents the range of our estimates of loan constant prepayment rates and delinquency rates, together with the discount rate used by a third-party pricing provider in estimating the fair value of our Level 3 MSR with fair values totaling $15.6 million as of December 31, 2013, respectively:

	December 31, 2013
Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Constant prepayment rate	6%	15%	35%
Delinquency rate	—%	8%	29%
Discount rate	16%	16%	16%
A significant increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. Additionally, a change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates. However, given the interrelationship between delinquency and prepayment rate estimates and the discount rate, overall MSR market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.
For information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 2. Our interest rate swaps and other derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of our obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. Both U.S. Treasury securities and our obligation to return borrowed U.S. Treasury securities are classified as Level 1 in the fair value hierarchy.
Note 9. Other Assets
The following table summarizes our other assets as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013 (1)	2012
Property and equipment, at cost	$4,024	$—
Accumulated depreciation	(164)	—
Net property and equipment	3,860	—
Servicing advances	33,358	—
Mortgage servicing rights, at fair value	15,608	—
Prepaid expenses	6,978	512
Intangible assets	17,000	—
Other	4,387	1,180
Total other assets	$81,191	$1,692
——————

(1)
Certain amounts within other assets relate to our acquisition of RCS and were recorded at fair value as of the transaction date on a provisional basis, subject to change as the Company finalizes its valuation. The fair values of the assets acquired on November 27, 2013 closely approximate the carrying values as December 31, 3013.

Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as other reasonable out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Mortgage Servicing Rights
Our $15.6 million balance of MSR as of December 31, 2013 is related to RCS's acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function for adequate compensation. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and MSR financing liabilities. We have elected the option to account for both the MSR assets and MSR liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR for the year ended December 31, 2013 (dollars in thousands):

For the Year Ended December 31, 2013
Balance at beginning of period	$—
Additions	15,725
Changes in fair value due to
Changes in fair value assumptions	—
Other changes in fair value	(117)
Balance at end of period	$15,608
The following table presents the components of servicing and other operating income and expenses for the year ended December 31, 2013 (dollars in thousands):

For the Year Ended December 31, 2013
Servicing fee income	$2,603
Ancillary and incentive income	735
Other income	12
Servicing and other operating income	$3,350

Acquisition related costs	$3,055
Employee costs	2,845
Other servicing costs	1,589
Servicing and other operating expenses	$7,489

Note 10. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013 (2)	2012
Cash collateral held on derivatives	$32,463	$—
Due to manager	1,885	1,162
Payable for equity securities purchased	4,581	—
Accrued interest	4,401	5,009
Mortgage servicing liability, at fair value (1)	15,608	—
Excise tax payable	574	1,172
Other accounts payable and accrued expenses	10,203	273
Total accounts payable and other accrued liabilities	$69,715	$7,616
——————

(1)
Mortgage servicing liability represents our obligations associated with excess MSR transferred to to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR liabilities at estimated fair value with changes in fair value reported in net income.

(2)
Certain amounts within accounts payable and other accrued liabilities relate to our acquisition of RCS and were recorded at fair value as of the transaction date on a provisional basis, subject to change as the Company finalizes its valuation. The fair values of the liabilities assumed on November 27, 2013 closely approximate the carrying values as December 31, 3013.

Note 11. Management Agreement and Related Parties

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

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $18.7 million, $9.6 million and $1.2 million for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011, respectively, of which $1.4 million and $1.0 million are included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2013 and 2012, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager, American Capital and its other affiliates who provide services to us pursuant to the management agreement. We recorded expense reimbursements to our Manager of $1.8 million, $1.3 million and $0.3 million for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011, respectively, of which $0.1 million and $0.2 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2013 and 2012, respectively, consisting mostly of information technology systems.

As of December 31, 2013, American Capital does not hold any shares of our common stock.

The sister company of our Manager is the external manager of American Capital Agency Corp., a publicly-traded REIT that invests in agency mortgage investments. All of our officers and the members of our mortgage investment team and other support personnel are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees other than those at RCS, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.

Note 12. Income Taxes

The following table summarizes dividends declared the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011and their related tax characterization.

		Tax Characterization of Dividends
Year	Dividends Declared Per Share	Ordinary Income Per Share	Long-Term Capital Gains Per Share
2013	$3.05	$3.05	$—
2012	$3.60	$3.60	$—
2011	$1.00	$1.00	$—

As of December 31, 2013, we had undistributed taxable income of $39.8 million that we expect to declare by the extended due date of our 2013 Federal income tax return and pay in 2014. For the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011, we did not distribute the required minimum amount of taxable income pursuant to Federal excise tax requirements, as described in Note 2. As such, we accrued an excise tax on the accompanying consolidated statements of operations of $0.7 million, $1.2 million and $32 thousand for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011, respectively. However, we do not expect to incur any additional income tax liability on our 2013 taxable income.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2013 and 2012. Our tax returns for tax years 2011 through 2012 are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

We acquired 100% of RCS, a taxable subchapter C corporation, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2013, RCS had Federal net operating loss ("NOL") carryforwards of approximately $(50.0) million which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2013 were approximately $21.0 million, with respect to which, RCS has provided a full valuation allowance.

Note 13. Stockholders’ Equity
Equity Offerings
During the years ended December 31, 2013 and 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
Total	$25.40	23,000	$583,915

March 2012	$21.55	13,600	$292,780
May 2012	22.74	12,650	287,151
Total	$22.09	26,250	$579,931
——————

(1)	Price received per share is net of underwriters' discount, if applicable.

(2)	Net Proceeds are net of any underwriters' discount and other offering costs.

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

During the year ended December 31, 2013, we repurchased approximately 7.6 million shares of our common stock at an average repurchase price of $20.23 per share, including expenses, totaling $154.1 million. During the year ended December 31, 2012, we repurchased 0.3 million shares of our common stock at an average repurchase price of $22.76 per share, including expenses, totaling $6.8 million. As of December 31, 2013, we had an additional $139.1 million available under current Board authorization for repurchases of our common stock through December 31, 2014.

Long-Term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock to our independent directors. Following the completion of our IPO, we granted 1,500 shares of restricted common stock to each of our four independent directors for a total of 6,000 shares of restricted common stock with a grant date fair value of $20.00 per share. These shares will vest equally over a three-year period, subject to their continued service on our board of directors. For the years ended December 31, 2013 and 2012, we granted 1,500 shares of restricted stock to each independent director, or a total of 7,500 and 6,000 shares, with a weighted average grant date fair value of $25.23 and $19.67 per share, respectively. As of December 31, 2013, we had 80,500 shares of common stock reserved for future issuance under our long-term incentive plan. As of December 31, 2013 and 2012, we had unrecognized compensation expense of $0.2 million and $0.1 million related to unvested shares of restricted stock, respectively. We recorded compensation expense of $0.1 million, $0.1 million and $16 thousand related to restricted stock awards for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2013.

Note 14. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$69,694	$70,511	$63,927	$51,567
Interest expense	(10,656)	(10,949)	(9,113)	(8,036)
Net interest income	59,038	59,562	54,814	43,531
Total other losses, net	(62,310)	(39,154)	(102,160)	(63,702)
Total expenses	13,676	6,506	7,007	6,221
Income (loss) before excise tax	(16,948)	13,902	(54,353)	(26,392)
Excise tax	302	200	—	177
Net income (loss)	$(17,250)	$13,702	$(54,353)	$(26,569)

Net income (loss) per common share—basic and diluted	$(0.33)	$0.25	$(0.94)	$(0.56)

Weighted average number of common shares outstanding—basic and diluted	52,028	54,515	57,982	47,469

Dividends declared per common share	$0.65	$0.70	$0.80	$0.90

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Interest income	$49,768	$44,355	$34,695	$16,602
Interest expense	(8,288)	(7,329)	(4,786)	(1,664)
Net interest income	41,480	37,026	29,909	14,938
Total other gains, net	14,164	114,008	5,985	8,508
Total expenses	4,514	4,360	3,665	2,117
Income before excise tax	51,130	146,674	32,229	21,329
Excise tax	741	432	—	9
Net income	$50,389	$146,242	$32,229	$21,320

Net income per common share—basic and diluted	$1.40	$4.03	$1.15	$1.82

Weighted average number of common shares outstanding—basic and diluted	36,105	36,262	28,129	11,724

Dividends declared per common share	$0.90	$0.90	$0.90	$0.90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in "Item 8.-Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CODE OF ETHICS AND CONDUCT."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading "PROPOSAL 3: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2013 and 2012
b. Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011
c. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011
d. Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from commencement of operations on August 9, 2011 through December 31, 2011
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

12.1	Calculation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

*14
American Capital Mortgage Investment Corp. Code of Ethics and Conduct, adopted July 26, 2011, incorporated herein by reference to Exhibit 14 of Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-35620), filed February 21, 2012.

21
Subsidiaries of the Company and jurisdiction of incorporation:
1) American Capital Mortgage Investment TRS, LLC, a Delaware limited liability company
2) American Capital Mortgage 2013 LLC, a Delaware limited liability company
3) Residential Credit Solutions Inc., a Delaware corporation

23	Consent of Ernst and Young LLP

24	Powers of Attorney of directors and officers.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	February 28, 2014
Malon Wilkus

/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 28, 2014
John R. Erickson

*	Director	February 28, 2014
Robert M. Couch

*	Director	February 28, 2014
Morris A. Davis

*	Director	February 28, 2014
Randy E. Dobbs

*	Director	February 28, 2014
Samuel A. Flax

*	Director	February 28, 2014
Larry K. Harvey

*	Director	February 28, 2014
Prue B. Larocca

*	Director	February 28, 2014
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact