Form 10-Q
period 2014-03-31
American Capital Mortgage Investment Corp.
filed 2014-05-09
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2014 was 51,142,063.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $4,755,408 and $5,618,735, respectively)	$4,953,038	$5,641,682
Non-agency securities, at fair value (including pledged securities of $923,424 and $899,176, respectively)	1,036,180	1,011,217
REIT equity securities, at fair value	41,344	38,807
Treasury securities, at fair value (including pledged securities of $120,031 and $571,145, respectively)	121,623	637,342
Cash and cash equivalents	190,599	206,398
Restricted cash and cash equivalents	58,487	21,005
Interest receivable	16,045	20,620
Derivative assets, at fair value	41,129	108,221
Receivable for securities sold	4,743	608,646
Receivable under reverse repurchase agreements	766,021	22,736
Other assets	94,724	81,191
Total assets	$7,323,933	$8,397,865
Liabilities:
Repurchase agreements	$5,303,712	$7,158,192
Payable for agency and non-agency securities purchased	57,078	—
Derivative liabilities, at fair value	14,110	11,327
Dividend payable	33,242	33,381
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	760,676	22,530
Accounts payable and other accrued liabilities	41,050	69,715
Total liabilities	6,209,868	7,295,145
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 51,142 and 51,356 shares issued and outstanding, respectively	511	514
Additional paid-in capital	1,197,656	1,201,826
Retained deficit	(84,102)	(99,620)
Total stockholders’ equity	1,114,065	1,102,720
Total liabilities and stockholders’ equity	$7,323,933	$8,397,865
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Agency securities	$34,272	$40,183
Non-agency securities	15,968	11,293
Other	56	91
Interest expense	(8,145)	(8,036)
Net interest income	42,151	43,531

Servicing:
Servicing income	9,241	—
Servicing expense	(13,999)	—
Net servicing loss	(4,758)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(13,133)	8,674
Realized gain on non-agency securities, net	1,409	1,419
Realized loss on periodic settlements of interest rate swaps, net	(4,947)	(7,734)
Realized loss on other derivatives and securities, net	(22,028)	(2,448)
Unrealized gain (loss) on agency securities, net	67,557	(78,840)
Unrealized gain on non-agency securities, net	7,830	30,478
Unrealized loss on other derivatives and securities, net	(19,094)	(15,251)
Total other gains (losses), net	17,594	(63,702)

Expenses:
Management fees	4,248	4,444
General and administrative expenses	1,830	1,777
Total expenses	6,078	6,221

Income (loss) before excise tax	48,909	(26,392)
Excise tax	149	177
Net income (loss)	$48,760	$(26,569)

Net income (loss) per common share—basic and diluted	$0.95	$(0.56)

Weighted average number of common shares outstanding—basic and diluted	51,272	47,469

Dividend declared per common share	$0.65	$0.90
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(26,569)	(26,569)
Issuance of common stock	—	—	23,000	230	583,650	—	583,880
Issuance of restricted stock	—	—	8	—	—	—	—
Stock-based compensation	—	—	—	—	29	—	29
Common dividends declared	—	—	—	—	—	(53,075)	(53,075)
Balance, March 31, 2013	—	$—	58,972	590	1,355,687	73,550	1,429,827

Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	48,760	48,760
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	35	—	35
Common dividends declared	—	—	—	—	—	(33,242)	(33,242)
Balance, March 31, 2014	—	$—	51,142	$511	$1,197,656	$(84,102)	$1,114,065
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$48,760	$(26,569)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	10,794	8,923
Accretion of net discount on non-agency securities	(10,587)	(7,071)
Unrealized loss (gain) on securities and derivatives, net	(56,293)	63,612
Realized loss (gain) on agency securities, net	13,133	(8,674)
Realized gain on non-agency securities, net	(1,409)	(1,419)
Realized loss on other derivatives and securities, net	28,082	10,182
Stock-based compensation	35	29
Decrease (increase) in interest receivable	4,575	(944)
Decrease (increase) in other assets	7,055	1,212
Increase (decrease) in accounts payable and other accrued liabilities	(3,412)	2,860
Net cash flows from (used in) operating activities	40,733	42,141
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(87,901)	(2,291,656)
Purchases of non-agency securities	(58,983)	(39,476)
Purchases of MSR	(20,588)	—
Proceeds from sale of agency securities	1,331,900	1,873,234
Proceeds from sale of non-agency securities	44,663	11,425
Principal collections on agency securities	134,133	145,161
Principal collections on non-agency securities	24,306	21,070
Net payments on reverse repurchase agreements	(743,285)	(1,144,446)
Purchases of U.S. Treasury securities	(195,771)	(1,097,151)
Proceeds from sale of U.S. Treasury securities	1,464,370	2,221,442
Proceeds from terminations of interest rate swaptions	17,391	—
Payment of premiums for interest rate swaptions	—	(16,082)
Increase in restricted cash	(37,482)	(3,665)
Other investing cash flows, net	(37,216)	(11,126)
Net cash flows from (used in) investing activities	1,835,537	(331,270)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(33,381)	(32,368)
Proceeds from common stock offerings, net of offering costs	—	583,880
Net payments for repurchase of common shares	(4,208)	—
Proceeds from repurchase agreements	9,691,971	11,039,027
Repayments on repurchase agreements	(11,546,451)	(11,147,475)
Net cash flows from (used in) financing activities	(1,892,069)	443,064
Net increase (decrease) in cash and cash equivalents	(15,799)	153,935
Cash and cash equivalents at beginning of the period	206,398	157,317
Cash and cash equivalents at end of period	$190,599	$311,252
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

Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Mortgage Investment TRS, LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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
On November 27, 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. See Note 10 - Other Assets for additional information.

Note 3. Summary of Significant Accounting Policies

Fair Value of Financial Assets

We have elected the option to account for all of our financial assets, including all mortgage-related investments, at estimated fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of hedging instruments. See Note 9- Fair Value Measurements.

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

Mortgage Servicing Rights, at Fair Value

Our MSR represent the right to service mortgage loans in return for a servicing fee. MSR are reported at fair value within the other assets line item on the consolidated balance sheets. Changes in the fair value of MSR as well as servicing fee income are reported within servicing income on the consolidated statements of operations. The related servicing expenses are recorded in servicing expenses on the consolidated statements of operations. See Note 10 - Other Assets for further discussion on MSR.

The accounting model used to evaluate whether a transfer of MSR qualifies as a sale is based on a risks and rewards approach, as MSR are not financial assets. In certain cases where we transfer the economics of MSR while retaining the actual servicing function for adequate compensation, we retain the risk associated with servicing and, as a result, the transfer does not qualify for sale accounting. As such, we retain the MSR, together with an offsetting financing liability on our consolidated balance sheets. We have elected the option to account for MSR financing liabilities at estimated fair value, with changes in fair value reflected in income during the period in which they occur. See Note 11 - Accounts Payable and Other Accrued Liabilities for the presentations of our mortgage servicing liability.

We may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.

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

Repurchase Agreements

We finance the acquisition of agency RMBS and certain non-agency RMBS for our investment portfolio through repurchase transactions under master repurchase agreements. We account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term nature.

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements

We from time to time borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are reset daily.
Derivatives
We utilize a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward ("TBA") contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as synthetic total return swaps.
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

In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty credit risk is not significant to the overall valuation of these agreements.

The payment of periodic settlements of net interest on interest rate swaps is reported in realized loss on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency RMBS:
Par value	$3,765,515	$1,052,393	$31,387	$4,849,295
Unamortized premium	165,811	48,247	640	214,698
Amortized cost	3,931,326	1,100,640	32,027	5,063,993
Gross unrealized gains	8,125	4,067	605	12,797
Gross unrealized losses	(98,659)	(25,093)	—	(123,752)
Agency RMBS, at fair value	$3,840,792	$1,079,614	$32,632	$4,953,038

Weighted average coupon as of March 31, 2014	3.37%	3.44%	3.00%	3.38%
Weighted average yield as of March 31, 2014	2.54%	2.65%	2.14%	2.56%
Weighted average yield for the three months ended March 31, 2014	2.42%	2.54%	2.17%	2.45%

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,600,102	$6,822	$(123,752)	$4,483,172
Adjustable rate	463,891	5,975	—	469,866
Total	$5,063,993	$12,797	$(123,752)	$4,953,038

	December 31, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Fixed-rate agency RMBS:
Par value	$4,461,621	$1,079,180	$32,792	$5,573,593
Unamortized premium	195,633	50,265	703	246,601
Amortized cost	4,657,254	1,129,445	33,495	5,820,194
Gross unrealized gains	4,230	1,570	568	6,368
Gross unrealized losses	(150,447)	(34,433)	—	(184,880)
Fixed-rate agency RMBS, at fair value	$4,511,037	$1,096,582	$34,063	$5,641,682

Weighted average coupon as of December 31, 2013	3.33%	3.44%	3.00%	3.35%
Weighted average yield as of December 31, 2013	2.53%	2.67%	2.12%	2.56%
Weighted average yield for the year ended December 31, 2013	2.69%	2.87%	2.22%	2.72%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$5,358,579	$3,678	$(184,565)	$5,177,692
Adjustable rate	461,615	2,690	(315)	463,990
Total	$5,820,194	$6,368	$(184,880)	$5,641,682

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency RMBS as of March 31, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in thousands):

	March 31, 2014				December 31, 2013
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$341	$338	1.53%	3.50%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,731,965	1,734,186	2.27%	3.23%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	3,163,818	3,269,522	2.71%	3.46%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	56,914	59,947	2.89%	3.52%	5,241	5,600	2.96%	3.50%
Total	$4,953,038	$5,063,993	2.56%	3.38%	$5,641,682	$5,820,194	2.56%	3.35%
As of March 31, 2014 and December 31, 2013, none of our agency RMBS had an estimated weighted average life of less than 2.3 years and 2.1 years, respectively. As of March 31, 2014 and December 31, 2013, the estimated weighted average life of our agency security portfolio was 7.0 years and 6.1 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Proceeds from agency RMBS sold	$1,331,900	$1,873,234
Increase (decrease) in receivable for agency RMBS sold	(608,646)	121,816
Less agency RMBS sold, at cost	(736,387)	(1,986,376)
Net realized gain (loss) on sale of agency RMBS	$(13,133)	$8,674

Gross realized gains on sale of agency RMBS	$1,570	$14,627
Gross realized losses on sale of agency RMBS	(14,703)	(5,953)
Net realized gain (loss) on sale of agency RMBS	$(13,133)	$8,674

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,688,169	$1,066,551	$4,754,720
Accrued interest on pledged agency RMBS	10,104	2,994	13,098
Under Derivative Agreements
Fair value	688	—	688
Accrued interest on pledged agency RMBS	2	—	2
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,698,963	$1,069,545	$4,768,508

	December 31, 2013
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,492,566	$1,092,106	$34,063	$5,618,735
Accrued interest on pledged agency RMBS	12,287	3,078	82	15,447
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$4,504,853	$1,095,184	$34,145	$5,634,182
The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS
30 days or less	$1,402,448	$1,432,450	$3,940	$2,591,560	$2,672,502	$7,182
31 - 59 days	1,140,470	1,153,874	3,011	1,105,167	1,151,447	3,096
60 - 90 days	737,768	754,781	2,065	1,261,354	1,299,749	3,455
Greater than 90 days	1,474,034	1,523,876	4,082	660,654	673,560	1,714
Total	$4,754,720	$4,864,981	$13,098	$5,618,735	$5,797,258	$15,447

As of March 31, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.

Note 5. Non-Agency Securities
The following tables summarize our non-agency RMBS as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$225,967	$13,876	$(4,143)	$216,234	$(216,861)	$433,095	2.19%	5.94%
Alt-A	464,596	49,505	(2,883)	417,974	(192,019)	609,993	1.56%	7.19%
Option-ARM	125,244	14,553	(1,477)	112,168	(39,830)	151,998	0.53%	6.82%
Subprime	220,373	23,709	(1,224)	197,888	(129,980)	327,868	0.90%	6.48%
Total	$1,036,180	$101,643	$(9,727)	$944,264	$(578,690)	$1,522,954	1.49%	6.71%
————————

(1)	Coupon rates are floating, except for $67.8 million, $16.4 million and $41.9 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of March 31, 2014.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $10.9 million and a current face value of $204.4 million as of March 31, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%

————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.
The following table summarizes our non-agency RMBS at fair value, by their estimated weighted average life classifications as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$191,416	$181,814	5.37%	2.13%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	223,754	202,372	6.85%	2.26%	211,013	195,913	6.84%	2.38%
>7 years	621,010	560,078	7.10%	1.18%	596,269	536,418	7.70%	1.08%
Total	$1,036,180	$944,264	6.71%	1.49%	$1,011,217	$927,131	7.07%	1.46%

Our Prime non-agency RMBS include investments in securitization trusts issued between 2003 and 2013, with underlying prime mortgage loan collateral, as well as GSE credit risk transfer securities. Prime mortgage loans are residential mortgage loans that are considered to have been originated with the most stringent underwriting standards at the time of origination. The loans backing our prime securities issued prior to 2010 with a combined fair value of $123.9 million were originated during a period in which underwriting standards were generally weaker and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of March 31, 2014, Prime securities include $102.0 million in fair value of securities issued during 2013, with underlying mortgage loans that were originated in a period of fairly stringent underwriting. As of March 31, 2014, our Prime securities have both floating-rate and fixed-rate coupons ranging from 1.0% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 6.2%.

Our Alt-A non-agency RMBS include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized from 2010 to 2013. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2014, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.0% with weighted average coupons of underlying collateral ranging from 2.6% to 6.0%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2014, our Option-ARM securities have coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 3.6%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2013 include fixed and floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated from 2003 to 2007 that were originally considered to be of lower credit quality. As of March 31, 2014, our Subprime securities issued prior to 2013 have a fair value of $196.4 million with fixed and floating rate coupons ranging from 0.2% to 4.9% and have underlying collateral with weighted-average coupons ranging from 3.9% to 7.8%. Additionally, we have classified certain non-performing loans that were securitized in 2013 and 2014 as subprime securities. These 2013 and 2014 securitizations are backed by loans originated from 1984 to 2010 and, as of March 31, 2014, have a fair value of $24.0 million. As of March 31, 2014, our Subprime securities issued in 2013 and 2014 have fixed rate coupons ranging from 3.3% to 4.3% and have underlying collateral with weighted-average coupons ranging from 5.7% to 8.2%.

More than 93% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of March 31, 2014.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency RMBS during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Proceeds from non-agency RMBS sold	$44,663	$11,425
Increase (decrease) in receivable for non-agency RMBS sold	4,743	—
Less: non-agency RMBS sold, at cost	(47,997)	(10,006)
Net realized gain on sale of non-agency RMBS	$1,409	$1,419

Gross realized gain on sale of non-agency RMBS	$1,409	$1,419
Gross realized loss on sale of non-agency RMBS	—	—
Net realized gain on sale of non-agency RMBS	$1,409	$1,419

Pledged Assets
Non-agency RMBS with a fair value of $923.4 million and $899.2 million were pledged as collateral under repurchase agreements as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by non-agency RMBS were due on demand or mature overnight. The following table summarizes our non-agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
Remaining Maturity	Fair Value (1)	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS
30 days or less	$678,804	$622,376	$976	$547,087	$502,063	$857
31 - 59 days	134,835	119,575	104	70,478	68,622	57
60 - 90 days	80,585	74,012	100	64,873	58,091	55
Greater than 90 days	29,200	22,380	62	216,738	196,644	242
Total	$923,424	$838,343	$1,242	$899,176	$825,420	$1,211
+
————————

(1)	Non-agency RMBS pledged do not include $4.7 million pledged under repurchase agreements related to securities sold but not yet settled as of March 31, 2014.
Note 6. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2014 and December 31, 2013, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,042,853	0.71%	15	$3,047,986	0.60%	14
> 1 to ≤ 2 months	1,226,425	0.47%	46	816,960	0.55%	45
> 2 to ≤ 3 months	831,992	0.48%	79	1,506,888	0.52%	77
> 3 to ≤ 6 months	361,160	0.52%	134	621,124	0.54%	135
> 6 to ≤ 9 months	247,663	0.50%	230	147,729	0.49%	249
> 9 to ≤ 12 months	228,392	0.48%	324	191,991	0.50%	321
> 12 months	250,000	0.59%	763	250,000	0.59%	853
Total	5,188,485	0.58%	101	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	115,227	0.04%	1	575,514	0.07%	2
Total repurchase agreements	$5,303,712	0.57%	99	$7,158,192	0.52%	83

We had repurchase agreements with 31 financial institutions as of both March 31, 2014 and December 31, 2013. In addition, less than 6% and 7% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 22% and 25% of our equity at risk as of March 31, 2014 and December 31, 2013, respectively.

We had agency RMBS with fair values of $4.8 billion and $5.6 billion and non-agency RMBS with fair values of $923.4 million and $899.2 million pledged as collateral against repurchase agreements, as of March 31, 2014 and December 31, 2013, respectively. Non-agency RMBS pledged do not include $4.7 million pledged under repurchase agreements related to securities sold but not yet settled as of March 31, 2014. As of March 31, 2014, borrowings of $4.5 billion and $669.3 million, with weighted average remaining days to maturity of 111 days and 29 days, were secured by agency and non-agency RMBS, respectively.
Note 7. Derivatives and Other Securities
In connection with our risk management strategy, we hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3- Summary of Significant Accounting Policies.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Interest rate swaps	$28,167	$51,957
Interest rate swaptions	11,467	50,009
U.S. Treasury futures	1,161	3,399
TBA securities	334	2,856
Derivative assets, at fair value	$41,129	$108,221

Interest rate swaps	$13,967	$9,490
TBA securities	143	1,837
Derivative liabilities, at fair value	$14,110	$11,327

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net
Interest rate swaps	$(4,947)	$68	$(28,164)	$(7,734)	$—	$(1,915)
Interest rate swaptions	—	(14,668)	(6,483)	—	(2,156)	(712)
TBA securities	—	(8,829)	(829)	—	31	3,857
U.S. Treasuries	—	1,047	10,958	—	—	—
U.S. Treasury futures	—	(774)	(2,238)	—	—	—
Short sales of U.S. Treasuries	—	(1,547)	3,820	—	(323)	(16,481)
REIT equity investments	—	2,675	3,842	—	—	—
Total	$(4,947)	$(22,028)	$(19,094)	$(7,734)	$(2,448)	$(15,251)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the three months ended March 31, 2014 and 2013 (in thousands):

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2014 Notional Amount
Interest rate swaps	$3,240,000	850,000	(50,000)	$4,040,000
Interest rate swaptions	$2,100,000	—	(1,675,000)	$425,000
TBA securities	$(773,816)	4,360,686	(2,912,089)	$674,781
U.S. Treasuries	$656,000	150,000	(681,000)	$125,000
U.S. Treasury futures	$(150,000)	150,000	(150,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	48,000	(790,000)	$(765,000)

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,050,000	—	$4,990,000
Interest rate swaptions	$1,150,000	1,000,000	(125,000)	$2,025,000
TBA securities	$(522,188)	9,231,632	(4,387,287)	$4,322,157
Short sales of U.S. Treasuries	$(425,000)	765,000	(1,910,000)	$(1,570,000)

Interest Rate Swap Agreements
As of March 31, 2014 and December 31, 2013, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of March 31, 2014 and December 31, 2013, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		March 31, 2014		December 31, 2013
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$2,225,000	$28,167	$2,275,000	$51,957
Interest rate swap liabilities	Derivative liabilities, at fair value	1,815,000	(13,967)	965,000	(9,490)
		$4,040,000	$14,200	$3,240,000	$42,467

March 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(4,709)	0.87%	0.24%	1.2
> 3 to ≤ 5 years	1,240,000	5,078	1.51%	0.24%	4.1
> 5 to ≤ 7 years	1,150,000	10,332	2.37%	0.24%	6.2
> 7 years	1,000,000	3,499	3.16%	0.24%	8.7
Total	$4,040,000	$14,200	2.06%	0.24%	5.4

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.7 years from March 31, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.21% and 1.18% as of March 31, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.
As of March 31, 2014, interest rate swaps with an asset fair value of $4.5 million and notional amount of $1.2 billion and a liability fair value of $(5.9) million and notional amount of $850.0 million were centrally cleared on a registered exchange.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,164	$32	0.1	$100,000	3.22%	8.5
> 3 to ≤ 12 months	3,493	3,826	0.5	50,000	3.00%	9.0
>12 to ≤ 24 months	1,273	397	1.4	50,000	3.67%	5.0
> 24 months	4,734	7,212	2.9	225,000	3.62%	5.9
Total / weighted average	$11,664	$11,467	1.8	$425,000	3.46%	6.8

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

TBA Securities
As of March 31, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	March 31, 2014		December 31, 2013
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$241,670	$256	$210,600	$158
Sale of TBA securities	(13,000)	78	(463,496)	2,698
Total TBA assets	228,670	334	(252,896)	2,856

TBA liabilities
Purchase of TBA securities	461,380	(74)	—	—
Sale of TBA securities	(15,269)	(69)	(520,920)	(1,837)
Total TBA liabilities	446,111	(143)	(520,920)	(1,837)
Total net TBA	$674,781	$191	$(773,816)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $121.6 million and $637.3 million and a face amount of $125.0 million and $656.0 million as of March 31, 2014 and December 31, 2013, respectively, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $1.2 million and $3.4 million and a notional amount of $(150.0) million, respectively, as of both March 31, 2014 and December 31, 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $760.7 million and $22.5 million as of March 31, 2014 and December 31, 2013, respectively. The borrowed securities were collateralized by cash payments of $766.0 million and $22.7 million as of March 31, 2014 and December 31, 2013, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
REIT Equity Securities, at Fair Value
As of March 31, 2014 and December 31, 2013, we held shares of common stock of several publicly-traded mortgage REITs with a cost basis of $38.0 million and $39.3 million and a total fair value of $41.3 million and $38.8 million, respectively. For the three months ended March 31, 2014, we recognized $3.8 million of unrealized gains as a result of changes in fair value of these investments which are presented in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. For the three months ended March 31, 2014, these investments had a $1.6 million of net realized gains and $1.1 million in dividend income, which is included in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of March 31, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% and 2% of our stockholders’ equity, as of March 31, 2014 and December 31, 2013, respectively.

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

The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
March 31, 2014
Interest rate swaps and swaptions (1)	$39,634	$—	$39,634	$(12,384)	$(10,632)	$16,618
Receivable under reverse repurchase agreements	766,021	—	766,021	(544,681)	(221,090)	250
Total	$805,655	$—	$805,655	$(557,065)	$(231,722)	$16,868

December 31, 2013
Interest rate swaps and swaptions (1)	$101,966	$—	$101,966	$(9,490)	$(45,084)	$47,392
Receivable under reverse repurchase agreements	22,736	—	22,736	(22,736)	—	—
Total	$124,702	$—	$124,702	$(32,226)	$(45,084)	$47,392

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
March 31, 2014
Interest rate swaps (1)	$13,967	$—	$13,967	$(12,384)	$(1,583)	$—
Repurchase agreements	5,303,712	—	5,303,712	(544,681)	(4,759,031)	—
Total	$5,317,679	$—	$5,317,679	$(557,065)	$(4,760,614)	$—

December 31, 2013
Interest rate swaps (1)	$9,490	$—	$9,490	$(9,490)	$—	$—
Repurchase agreements	7,158,192	—	7,158,192	(22,736)	(7,135,456)	—
Total	$7,167,682	$—	$7,167,682	$(32,226)	$(7,135,456)	$—
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
We review the various third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of third-party estimates for each position, comparison to recent trade activity for similar securities, and our Manager's review for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third-party pricing sources, we will exclude third-party prices for securities from our determination of fair value if we determine (based on our validation procedures and our Manager's market knowledge and expertise) that the price is significantly different than observable market data would indicate and we cannot obtain a satisfactory understanding from the third party source as to the significant inputs used to determine the price.

We determine the fair value of our MSR based upon discounted cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). Our MSR are a component of other assets on the consolidated balance sheets.
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

The following tables present our financial instruments carried at fair value as of March 31, 2014 and December 31, 2013, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,953,038	$—	$4,953,038
Non-agency RMBS	—	1,036,180	—	1,036,180
REIT equity securities	41,344	—	—	41,344
U.S. Treasury securities	121,623	—	—	121,623
Derivative assets	—	41,129	—	41,129
MSR assets	—	—	38,508	38,508
Total	$162,967	$6,030,347	$38,508	$6,231,822

Liabilities
Derivative liabilities	$—	$14,110	$—	$14,110
Obligation to return securities borrowed under repurchase agreements	760,676	—	—	760,676
MSR financing liabilities	—	—	15,375	15,375
Total	$760,676	$14,110	$15,375	$790,161

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$5,641,682	$—	$5,641,682
Non-agency RMBS	—	1,011,217	—	1,011,217
REIT equity securities	38,807	—	—	38,807
U.S. Treasury securities	637,342	—	—	637,342
Derivative assets	—	108,221	—	108,221
MSR assets	—	—	15,608	15,608
Total	$676,149	$6,761,120	$15,608	$7,452,877

Liabilities
Derivative liabilities	$—	$11,327	$—	$11,327
Obligation to return securities borrowed under repurchase agreements	22,530	—	—	22,530
MSR financing liabilities	—	—	15,608	15,608
Total	$22,530	$11,327	$15,608	$49,465
Our agency and non-agency RMBS are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency RMBS are classified as Level 2 in the fair value hierarchy as of March 31, 2014. We estimate the fair value of our REIT equity securities on a market approach using Level 1 inputs, based on quoted market prices.
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

The following tables present a summary of the changes in fair value for Level 3 assets carried at fair value as of March 31, 2014 (in thousands):

For the Three Months Ended March 31, 2014
MSR
Balance as of December 31, 2013	$15,608

Amortization, net of unrealized gain	(465)

Purchases	23,365
Balance as of March 31, 2014	$38,508
We use third-party pricing providers in the fair value measurement of our Level 3 MSR. The significant unobservable inputs used in estimating the fair value measurement of our Level 3 MSR assets and financing liabilities include assumptions for underlying loan constant prepayment rates and delinquency rates, as well as discount rates. We review the various third-party fair value estimates used to determine the fair value of our MSR and perform procedures to validate their reasonableness. In reviewing the estimated fair values of our Level 3 MSR, we use internal models and our own estimates of prepayment and delinquency rates on the loans underlying our MSR.
The following table presents the range of our estimates of loan constant prepayment rates and delinquency rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of March 31, 2014 (dollars in thousands):

	March 31, 2014
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$15,375
Constant prepayment rate		5.8%	14.9%	31.7%
Delinquency rate		0.6%	7.6%	23.7%
Discount rate		16.0%	16.0%	16.0%
Purchased MSR:	23,133
Constant prepayment rate		7.5%	7.7%	7.8%
Delinquency rate		0.2%	0.3%	0.4%
Discount rate		9.0%	9.1%	9.3%
Total	$38,508
Our MSR treated as financing arrangements relate to private label mortgages with an average origination year of 2005, whereas our purchased MSR relate to more recently originated mortgages that conform with GSE underwriting standards. As such, the default rate and discount rate for our purchased MSR will generally be lower than for our MSR treated as financing arrangements.
A significant increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. Additionally, a change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates. Given the interrelationship between delinquency and prepayment rate estimates and the discount rate, overall MSR market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 10. Other Assets
The following table summarizes our other assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, at cost	$4,075	$4,024
Accumulated depreciation	(608)	(164)
Net property and equipment	3,467	3,860
Servicing advances	22,947	33,358
Mortgage servicing rights, at fair value	38,508	15,608
Prepaid expenses	6,439	6,978
Intangible assets	17,000	17,000
Other	6,363	4,387
Total other assets	$94,724	$81,191
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

Mortgage Servicing Rights
Our $38.5 million balance of MSR as of March 31, 2014 includes $15.4 million related to RCS's acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function for adequate compensation. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
The remaining $23.1 million of MSR were purchased by RCS during the three months ended March 31, 2014 under transactions qualifying for sale accounting. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the three months ended March 31, 2014 (dollars in thousands):

For the Three Months Ended March 31, 2014
Balance at beginning of period	$—
Additions	23,365
Amortization, net of unrealized gain	(232)
Balance at end of period	$23,133

The following table presents the components of servicing and other operating income and expenses for the three months ended March 31, 2014 (dollars in thousands):

For the Three Months Ended March 31, 2014
Servicing fee income	$5,500
Incentive, ancillary and other income	3,741
Servicing income	9,241

Employee compensation and benefit costs	8,777
Facility costs	2,933
Other servicing costs	2,289
Servicing expense	13,999

Net servicing loss	$(4,758)

Note 11. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Cash collateral held on derivatives	$7,209	$32,463
Due to manager	1,778	1,885
Payable for equity securities purchased	—	4,581
Payable for MSR	2,359	—
Accrued interest	6,214	4,401
Mortgage servicing financing, at fair value (1)	15,375	15,608
Excise tax payable	149	574
Other accounts payable and accrued expenses	7,966	10,203
Total accounts payable and other accrued liabilities	$41,050	$69,715
——————

(1)
Mortgage servicing financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 12. Stockholders’ Equity

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

During the three months ended March 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of March 31, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2014, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2014.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of, interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.
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

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest returned principal at lower yields.

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
Trends and Recent Market Impacts
The first quarter of 2014 saw some stability return to the fixed income markets, as well as continued strong non-agency RMBS performance. This favorable landscape was a key driver of our positive 4.5% economic return for the quarter, comprised of a $0.31 per share increase in net book value and a $0.65 per share dividend.
After being one of the hardest hit sectors in 2013, fixed rate agency RMBS prices were generally higher over the quarter largely due to lower long term rates and lower levels of implied volatility (lower option prices). The yield curve flattened during the quarter as the market began to anticipate a shift in Fed monetary policy toward a moderate pace of tightening. During the first quarter, the Fed continued to taper its asset purchase program at a pace of $10 billion per meeting, spread equally between agency RMBS and U.S. Treasury instruments. However, the continued decline in new mortgage origination volumes more than offset the reduced Fed purchases and generally supported mortgage price performance despite significant selling on the part of fixed-income money managers.
Toward the end of 2013, we began operating with a slightly larger than normal “duration gap” (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges), concentrating our hedges in the 3 to 7 year part of the yield curve and reducing our swaption portfolio. Our decision to operate with a larger duration gap during the first quarter was consistent with the higher share of 15 year RMBS in our asset composition, our moderate leverage profile, and the minimal extension risk in our portfolio and in the RMBS market more broadly. Our exposure to an increase in interest rates is the combination of our current duration plus the duration extension that occurs as interest rates increase. As such, when extension risk is very significant, we will tend to operate with a smaller duration gap and when extension risk is very low, we will tend to operate with a larger duration gap. See also “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our exposure to interest rate sensitivity as of March 31, 2014.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since March 31, 2013.

Interest Rate / Security (1)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
LIBOR:
1-Month	0.15%	0.17%	0.18%	0.19%	0.20%
3-Month	0.23%	0.25%	0.25%	0.27%	0.28%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.42%	0.38%	0.32%	0.36%	0.24%
5-Year U.S. Treasury	1.72%	1.74%	1.38%	1.39%	0.77%
10-Year U.S. Treasury	2.72%	3.03%	2.61%	2.49%	1.85%
Interest Rate Swap Rates:
2-Year Swap Rate	0.55%	0.49%	0.46%	0.51%	0.42%
5-Year Swap Rate	1.80%	1.79%	1.54%	1.57%	0.95%
10-Year Swap Rate	2.84%	3.09%	2.77%	2.70%	2.01%
30-Year Fixed Rate Agency Price:
3.5%	$100.59	$99.48	$101.83	$101.50	$105.58
4.0%	$103.94	$103.11	$104.86	$104.16	$106.61
4.5%	$106.69	$106.06	$106.80	$105.82	$107.73
15-Year Fixed Rate Agency Price:
2.5%	$99.92	$99.00	$100.61	$100.45	$103.75
3.0%	$102.72	$102.05	$103.53	$102.82	$105.17
3.5%	$104.83	$104.58	$105.58	$104.20	$106.03
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
30-Year Lower Loan Balance (3):
3.0%	$0.16	$0.02	$0.03	$—	$0.13
3.5%	$0.20	$0.09	$0.22	$0.22	$0.91
4.0%	$0.36	$0.23	$0.70	$0.91	$3.28
30-Year HARP (4):
3.0%	$—	$—	$—	$—	$0.07
3.5%	$0.02	$—	$0.03	$0.16	$0.70
4.0%	$0.07	$0.06	$0.21	$0.59	$2.85
 ________________________

(1)	Source: Bloomberg and dealer indications

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

The market for legacy non-agency RMBS continued to perform well during the first quarter as supply and demand fundamentals placed upward pressure on market valuations. The non-agency market is now under $800 billion in unpaid principal balance, representing a decline of roughly 15% year over year. At current market prices, this translates to a market value of around $600 billion. In addition to the shrinking supply being supportive of credit spreads, improving loan-to-value ratios, falling delinquency rates and reduced sensitivity to servicer behavior should also lead to a stabilization in cashflow projections and in turn, tighter credit spreads in the future.

During November 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first quarter of 2014 we settled our first purchase of MSR. As these transactions require a high level of upfront analysis and due diligence, we expect our acquisition of MSR to be measured and deliberate over the remainder of the year as we work to identify additional opportunities that are appropriately priced, with acceptable levels of exposure to adverse prepayment behavior or counterparty risk.
Summary of Critical Accounting Estimates

Our critical accounting estimates relate to the fair value of our investments and derivatives and recognition of interest income. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in our MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013. Our significant accounting policies are described in Note 3 to the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

We have elected the option to account for all of our financial assets, including all mortgage-related investments, at fair value, with changes in fair value reflected in income during the period in which they occur. We believe this election more appropriately reflects the results of our operations for a particular reporting period, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of hedging instruments.
FINANCIAL CONDITION
As of March 31, 2014, our investment portfolio with a fair value of $6.7 billion consisted of $5.0 billion of agency RMBS, $0.7 billion in net long TBA positions, $1.0 billion of non-agency RMBS and $41.3 million of REIT equity securities. Our investment portfolio increased $0.8 billion from $5.9 billion as of December 31, 2013 due primarily to the repositioning of our TBA positions from a net-short balance to a net-long balance as of March 31, 2014, partially offset by reduced agency RMBS.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2014, our net TBA position had a net carrying value of $0.2 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands, except per share amounts):

	March 31, 2014	December 31, 2013
Balance Sheet Data:
Total agency and non-agency RMBS	$5,989,218	$6,652,899
Total assets	$7,323,933	$8,397,865
Repurchase agreements	$5,303,712	$7,158,192
Total liabilities	$6,209,868	$7,295,145
Total stockholders’ equity	$1,114,065	$1,102,720
Net asset value per common share	$21.78	$21.47

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,840,792	$3,931,326	$3,765,515	3.37%	2.54%
Freddie Mac	1,079,614	1,100,640	1,052,393	3.44%	2.65%
Ginnie Mae	32,632	32,027	31,387	3.00%	2.14%
Agency RMBS total	4,953,038	5,063,993	4,849,295	3.38%	2.56%
Non-agency RMBS	1,036,180	944,264	1,522,954	1.49%	6.71%
Total RMBS	$5,989,218	$6,008,257	$6,372,249	2.93%	3.20%

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,511,037	$4,657,254	$4,461,621	3.33%	2.53%
Freddie Mac	1,096,582	1,129,445	1,079,180	3.44%	2.67%
Ginnie Mae	34,063	33,495	32,792	3.00%	2.12%
Agency RMBS total	5,641,682	5,820,194	5,573,593	3.35%	2.56%
Non-agency RMBS	1,011,217	927,131	1,526,918	1.46%	7.07%
Total RMBS	$6,652,899	$6,747,325	$7,100,511	2.94%	3.18%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8% and 7% as of March 31, 2014 and December 31, 2013, respectively, based on forward rates. For non-agency RMBS, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield remained flat, despite weighted average projected CPR decreasing by approximately 1 percentage point from December 31, 2013 to March 31, 2014. The stability in the agency RMBS portfolio yield resulted from our rebalancing of the portfolio towards more exposure to higher-yielding, 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of March 31, 2014 (dollars in thousands):

	March 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$634,934	$651,479	$633,862	1.91%	7%
3.0%	602,561	604,684	586,015	2.27%	8%
3.5%	467,921	465,872	445,693	2.42%	9%
4.0%	251,305	252,634	235,819	2.22%	10%
4.5%	20,573	20,466	19,156	2.72%	11%
≤ 15-year total	1,977,294	1,995,135	1,920,545	2.19%	8%
20-year
3.0%	73,801	76,664	73,716	2.34%	6%
3.5%	70,527	70,523	68,425	2.94%	8%
4.0%	5,983	6,009	5,676	2.86%	8%
5.0%	2,517	2,589	2,305	2.31%	12%
20-year total	152,828	155,785	150,122	2.63%	7%
30-year
3.5%	1,355,485	1,423,969	1,346,403	2.75%	6%
4.0%	823,775	851,082	792,963	2.97%	7%
4.5%	145,859	146,377	135,822	3.36%	8%
5.0%	1,609	1,591	1,471	3.19%	15%
30-year total	2,326,728	2,423,019	2,276,659	2.86%	7%
Pass through agency RMBS	4,456,850	4,573,939	4,347,326	2.56%	7%
Agency CMO	26,322	26,163	42,466	3.16%	7%
Total fixed-rate agency RMBS	4,483,172	4,600,102	4,389,792	2.56%	7%
Adjustable rate agency RMBS	469,866	463,891	459,503	2.52%	16%
Total agency RMBS	$4,953,038	$5,063,993	$4,849,295	2.56%	8%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 86% (not including our net long TBA position) as of March 31, 2014 as detailed in the following table (dollars in thousands):

	March 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,369,103	$1,414,342	$1,336,386	3.65%	2.80%	7%
Lower Loan Balance (2)	2,469,201	2,526,247	2,402,152	3.46%	2.56%	8%
Other	618,546	633,350	608,788	2.88%	2.02%	8%
Pass through agency RMBS	4,456,850	4,573,939	4,347,326	3.43%	2.56%	7%
Agency CMO	26,322	26,163	42,466	3.05%	3.16%	7%
Total fixed-rate agency RMBS	4,483,172	4,600,102	4,389,792	3.43%	2.56%	7%
Adjustable rate agency RMBS	469,866	463,891	459,503	2.91%	2.52%	16%
Total agency RMBS	$4,953,038	$5,063,993	$4,849,295	3.38%	2.56%	8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 108% and 118% for 15-year and 30-year securities, respectively, as of March 31, 2014. Includes $491 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $103,838 and $86,428 for 15-year and 30-year securities, respectively, as of March 31, 2014.

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2013 (dollars in thousands):

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year	$773,891	$802,613	$779,508	1.90%	6%
2.5%	817,409	826,548	800,668	2.30%	7%
3.0%	592,621	592,266	565,929	2.45%	8%
3.5%	264,041	265,976	248,051	2.25%	9%
4.0%	21,335	21,223	19,832	2.73%	10%
4.5%	2,469,297	2,508,626	2,413,988	2.21%	8%
≤ 15-year total
20-year	74,408	78,085	75,017	2.37%	5%
3.0%	71,283	71,860	69,666	2.96%	7%
3.5%	6,162	6,233	5,878	2.91%	7%
4.0%	2,529	2,632	2,331	2.34%	11%
5.0%	154,382	158,810	152,892	2.66%	6%
20-year total
30-year	—	—	—	—%	—%
3.5%	1,599,468	1,698,812	1,607,871	2.80%	6%
4.0%	827,131	863,507	803,489	3.01%	6%
4.5%	98,998	100,299	93,019	3.41%	7%
5.0%	1,607	1,611	1,476	3.30%	12%
30-year total	2,527,204	2,664,229	2,505,855	2.89%	6%
Pass through agency RMBS	5,150,883	5,331,665	5,072,735	2.56%	7%
Agency CMO	26,809	26,914	43,614	3.13%	6%
Total fixed-rate agency RMBS	5,177,692	5,358,579	5,116,349	2.57%	7%
Adjustable rate agency RMBS	463,990	461,615	457,244	2.46%	15%
Total agency RMBS	$5,641,682	$5,820,194	$5,573,593	2.56%	7%
The percentage of our agency RMBS portfolio allocated to HARP and lower loan balance securities was 84% as of December 31, 2013 as detailed in the following table (dollars in thousands):

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

The following table summarizes our agency RMBS at fair value according to their estimated weighted average life classifications as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$341	$338	1.53%	3.50%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,731,965	1,734,186	2.27%	3.23%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	3,163,818	3,269,522	2.71%	3.46%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	56,914	59,947	2.89%	3.52%	5,241	5,600	2.96%	3.50%
Total	$4,953,038	$5,063,993	2.56%	3.38%	$5,641,682	$5,820,194	2.56%	3.35%
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
In determining the estimated weighted average years to maturity and yields on our agency RMBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 8% and 7% as of March 31, 2014 and December 31, 2013, respectively. However, the weighted average expected life of our agency RMBS increased to 7.0 years as of March 31, 2014, from 6.1 years as of December 31, 2013, primarily as a result of rebalancing our portfolio towards a higher percentage of 30-year agency RMBS, with a lower percentage of 15-year agency RMBS. We amortize or accrete premiums and discounts associated with purchases of our agency RMBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency RMBS portfolio was 104.4% of par value as of March 31, 2014, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of March 31, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$154,860	$154,523	$154,608	$85
3.5%	(13,000)	(13,705)	(13,628)	77
Subtotal	141,860	140,818	140,980	162
30-Year
3.0%	(15,269)	(14,670)	(14,739)	(69)
3.5%	126,070	126,704	126,819	115
4.0%	356,520	370,586	370,558	(28)
4.5%	65,600	69,976	69,987	11
Subtotal	532,921	552,596	552,625	29
Portfolio total	$674,781	$693,414	$693,605	$191

	December 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(76,756)	$(77,160)	$(405)
3.0%	(336,848)	(343,163)	(343,069)	95
3.5%	(140,000)	(147,296)	(146,269)	1,027
Subtotal	(554,788)	(567,215)	(566,498)	717
30-Year
3.0%	(15,268)	(14,659)	(14,522)	136
3.5%	(271,380)	(271,088)	(269,762)	1,326
4.0%	(142,980)	(146,107)	(147,426)	(1,319)
4.5%	210,600	223,210	223,368	159
Subtotal	(219,028)	(208,644)	(208,342)	302
Portfolio total	$(773,816)	$(775,859)	$(774,840)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period-end.

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
The following tables summarize our non-agency RMBS portfolio as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$225,967	$13,876	$(4,143)	$216,234	$(216,861)	$433,095	2.19%	5.94%
Alt-A	464,596	49,505	(2,883)	417,974	(192,019)	609,993	1.56%	7.19%
Option-ARM	125,244	14,553	(1,477)	112,168	(39,830)	151,998	0.53%	6.82%
Subprime	220,373	23,709	(1,224)	197,888	(129,980)	327,868	0.90%	6.48%
Total	$1,036,180	$101,643	$(9,727)	$944,264	$(578,690)	$1,522,954	1.49%	6.71%
————————

(1)	Coupon rates are floating, except for $67.8 million, $16.4 million, and $41.9 million fair value of fixed-rate prime, Alt-A, and subprime non-agency RMBS, respectively, as of March 31, 2014.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $10.9 million and a current face value of $204.4 million as of March 31, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime and Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency RMBS by their estimated weighted average life classifications as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$191,416	$181,814	5.37%	2.13%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	223,754	202,372	6.85%	2.26%	211,013	195,913	6.84%	2.38%
>7 years	621,010	560,078	7.10%	1.18%	596,269	536,418	7.70%	1.08%
Total	$1,036,180	$944,264	6.71%	1.49%	$1,011,217	$927,131	7.07%	1.46%

Our non-agency RMBS are subject to risk of loss with regard to principal and interest payments. As of March 31, 2014 and December 31, 2013, our non-agency RMBS were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency RMBS. However, the non-agency RMBS in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency RMBS as of March 31, 2014 and December 31, 2013:

Credit Rating (1)	March 31, 2014	December 31, 2013
AAA	5%	5%
A	1%	2%
BB	4%	3%
B	6%	7%
Below B	55%	56%
Not Rated	29%	27%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTVs") of 75% as of both March 31, 2014 and December 31, 2013. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and the LTVs are calculated based on the original home values, we believe that current market-based LTVs would be significantly higher. Additionally, 20% and 22% of the mortgages underlying these securities as of March 31, 2014 and December 31, 2013, respectively, are either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency RMBS had weighted average credit enhancements of 7% and 8% as of March 31, 2014 and December 31, 2013, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2014 and December 31, 2013 (fair value dollars in thousands):

March 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$225,967	$90.70	65	71%	716	5%	7%
Alt-A	464,596	66.40	102	75%	711	19%	8%
Option-ARM	125,244	71.60	101	74%	706	24%	7%
Subprime	220,373	59.70	96	80%	623	35%	9%
Total	$1,036,180	$70.60	92	75%	693	20%	8%

December 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$195,524	$87.07	70	71%	745	7%	9%
Alt-A	467,531	66.42	99	75%	711	20%	10%
Option-ARM	119,054	68.72	97	74%	708	23%	10%
Subprime	229,108	60.41	93	80%	627	38%	12%
Total	$1,011,217	$68.94	92	75%	699	22%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency RMBS that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency RMBS. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)
Prime non-agency RMBS include interest only investments with a fair value of $10.9 million, a current face value of $204.4 million. The prime non-agency RMBS average purchase price presented in the table excludes interest only investments with a weighted average purchase price of $4.31 as of March 31, 2014.

The mortgage loans underlying our non-agency RMBS are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of March 31, 2014 and December 31, 2013:

	% of Non-Agency Portfolio
	March 31, 2014	December 31, 2013
California	38%	38%
Florida	10%	9%
New York	5%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	61%	60%

Repurchase Financing and Hedging
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,042,853	0.71%	15	$3,047,986	0.60%	14
> 1 to ≤ 2 months	1,226,425	0.47%	46	816,960	0.55%	45
> 2 to ≤ 3 months	831,992	0.48%	79	1,506,888	0.52%	77
> 3 to ≤ 6 months	361,160	0.52%	134	621,124	0.54%	135
> 6 to ≤ 9 months	247,663	0.50%	230	147,729	0.49%	249
> 9 to ≤ 12 months	228,392	0.48%	324	191,991	0.50%	321
> 12 months	250,000	0.59%	763	250,000	0.59%	853
Total	5,188,485	0.58%	101	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	115,227	0.04%	1	575,514	0.07%	2
Total repurchase agreements	$5,303,712	0.57%	99	$7,158,192	0.52%	83
As of March 31, 2014 and December 31, 2013, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

March 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(4,709)	0.87%	0.24%	1.2
> 3 to ≤ 5 years	1,240,000	5,078	1.51%	0.24%	4.1
> 5 to ≤ 7 years	1,150,000	10,332	2.37%	0.24%	6.2
> 7 years	1,000,000	3,499	3.16%	0.24%	8.7
Total	$4,040,000	$14,200	2.06%	0.24%	5.4

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.7 years from March 31, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.21% and 1.18% as of March 31, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

The following tables present certain information about our interest rate swaption agreements as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$2,164	$32	0.1	$100,000	3.22%	8.5
> 3 to ≤ 12 months	3,493	3,826	0.5	50,000	3.00%	9.0
>12 to ≤ 24 months	1,273	397	1.4	50,000	3.67%	5.0
> 24 months	4,734	7,212	2.9	225,000	3.62%	5.9
Total / weighted average	$11,664	$11,467	1.8	$425,000	3.46%	6.8

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

RESULTS OF OPERATIONS

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including adjusted net interest expense, net spread and dollar roll income and estimated taxable income and certain financial metrics derived from non-GAAP information, such as cost of funds and estimated undistributed taxable income. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and, in the case of estimated taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

The table below presents our consolidated statements of operations during the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Agency securities	$34,272	$40,183
Non-agency securities	15,968	11,293
Other	56	91
Interest expense	(8,145)	(8,036)
Net interest income	42,151	43,531

Servicing:
Servicing income	9,241	—
Servicing expense	(13,999)	—
Net servicing loss	(4,758)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(13,133)	8,674
Realized gain on non-agency securities, net	1,409	1,419
Realized loss on periodic settlements of interest rate swaps, net	(4,947)	(7,734)
Realized loss on other derivatives and securities, net	(22,028)	(2,448)
Unrealized gain (loss) on agency securities, net	67,557	(78,840)
Unrealized gain on non-agency securities, net	7,830	30,478
Unrealized loss on other derivatives and securities, net	(19,094)	(15,251)
Total other gains (losses), net	17,594	(63,702)

Expenses:
Management fees	4,248	4,444
General and administrative expenses	1,830	1,777
Total expenses	6,078	6,221

Income (loss) before excise tax	48,909	(26,392)
Excise tax	149	177
Net income (loss)	$48,760	$(26,569)

Weighted average number of common shares outstanding—basic and diluted	51,272	47,469

Net income (loss) per common share—basic and diluted	$0.95	$(0.56)

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency RMBS during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$5,606,086	2.45%	$34,272	$6,012,033	2.67%	$40,183
Non-agency RMBS	920,213	6.94%	15,968	618,957	7.30%	11,293
Total	$6,526,299	3.08%	$50,240	$6,630,990	3.11%	$51,476
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31, 2014 vs 2013
		Due to Change in Average (1)
	Increase / (Decrease)	Volume	Yield
Agency RMBS	$(5,911)	$(2,662)	$(3,249)
Non-agency RMBS	4,675	5,202	(527)
Total	$(1,236)	$2,540	$(3,776)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(5.9) million due to the combination of reduced average invested balances and 0.22% lower average yields during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Interest income on non-agency RMBS increased by 4.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to an increase in average invested balances, partially offset by a 0.36% lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency RMBS of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8% and 7% as of March 31, 2014 and December 31, 2013, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 5.7% and 6.3% for the three months ended March 31, 2014 and 2013, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(10.8) million and $(8.9) million during the three months ended March 31, 2014 and 2013, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $(1.4) million and $2.1 million "catch up" premium amortization benefit (expense) during the three months ended March 31, 2014 and 2013. The amortized cost basis of our agency RMBS portfolio was 104.4% and 104.4% of par value, and the net unamortized premium balance of our aggregate agency RMBS portfolio was $214.7 million and $246.6 million, as of March 31, 2014 and December 31, 2013, respectively.

At the time we purchase non-agency RMBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency RMBS includes discount accretion of $10.6 million and $7.1 million during the three months ended March 31, 2014 and 2013, respectively. The weighted average cost basis of the non-agency portfolio was 62.0% and 60.7% of par as of March 31, 2014 and December 31, 2013, respectively. The total net discount remaining was $578.7 million and $599.8 million, with $225.4 million and $235.0 million designated as credit reserves as of March 31, 2014 and December 31, 2013, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.8x and 5.1x our stockholders’ equity less investments in RCS and REIT equity securities as of March 31, 2014 and December 31, 2013, respectively. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unleveraged basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our consolidated balance sheets. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the three months ended March 31, 2014 and the year ended December 31, 2013 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
September 30, 2013	$8,298,648	$8,689,551	$8,352,628	0.51%	6.8x	7.0x	5.7x
June 30, 2013	$7,083,080	$7,697,739	$7,632,711	0.52%	5.1x	6.3x	6.4x
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.52%	4.9x	4.3x	7.4x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements by our average month-end stockholders’ equity for the period less investments in RCS and REIT equity securities.

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

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2014, we had a net long TBA position with a notional value of $674.8 million and an underlying cost basis of $693.4 million. Our total at risk leverage including the effect of net TBA positions is shown as the adjusted leverage as of period end in the table above.

Interest Expense and Cost of Funds
Interest expense of $8.1 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $4.9 million and $7.7 million for the three months ended March 31, 2014 and 2013, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014			2013
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$5,762,349	0.57%	$8,145	$5,832,005	0.56%	$8,036
Interest rate swaps	$3,565,000	0.35%	4,947	$4,052,500	0.54%	7,734
Total adjusted cost of funds		0.92%	$13,092		1.10%	$15,770
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The decrease in our adjusted cost of funds for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributable primarily to lower average swap rates and notional balances.
The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31, 2014 vs 2013
		Due to Change in Average (1)
	Increase / (Decrease)	Volume	Rate
Repurchase agreements	$109	$(220)	$329
Interest rate swaps	(2,787)	(710)	(2,077)
Total adjusted cost of funds	$(2,678)	$(930)	$(1,748)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three months ended March 31, 2014 (dollars in thousands):

For the Three Months Ended March 31, 2014
Servicing fee income	$5,500
Incentive, ancillary and other income	3,741
Servicing income	9,241

Employee compensation and benefit costs	8,777
Facility costs	2,933
Other servicing costs	2,289
Servicing expense	13,999

Net servicing loss	$(4,758)

On November 27, 2013, we acquired RCS, a fully-licensed mortgage servicer based in Fort Worth, Texas. RCS has approvals from Fannie Mae, Freddie Mac and Ginnie Mae and the requisite state licenses to hold and manage MSR as well as residential mortgage loans, or whole loans. As a result of the RCS acquisition, we are able to invest directly in MSR and whole loans and, therefore expand our ability to invest in our targeted investment classes. As of March 31, 2014, RCS managed a servicing portfolio of approximately 60,000 loans, representing approximately $11.6 billion in unpaid principal balance. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a taxable REIT subsidiary ("TRS"), and therefore RCS is subject to corporate income tax on its earnings.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three months ended March 31, 2014 were largely driven by a reduction in agency portfolio leverage. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains and losses on agency RMBS during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Proceeds from agency RMBS sold	$1,331,900	$1,873,234
Increase (decrease) in receivable for agency RMBS sold	(608,646)	121,816
Less agency RMBS sold, at cost	(736,387)	(1,986,376)
Net realized gain (loss) on sale of agency RMBS	$(13,133)	$8,674

Gross realized gains on sale of agency RMBS	$1,570	$14,627
Gross realized losses on sale of agency RMBS	(14,703)	(5,953)
Net realized gain (loss) on sale of agency RMBS	$(13,133)	$8,674
The following table is a summary of our net realized gains and losses on non-agency RMBS during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Proceeds from non-agency RMBS sold	$44,663	$11,425
Increase (decrease) in receivable for non-agency RMBS sold	4,743	—
Less: non-agency RMBS sold, at cost	(47,997)	(10,006)
Net realized gain on sale of non-agency RMBS	$1,409	$1,419

Gross realized gain on sale of non-agency RMBS	$1,409	$1,419
Gross realized loss on sale of non-agency RMBS	—	—
Net realized gain on sale of non-agency RMBS	$1,409	$1,419

Unrealized net gains of $67.6 million on agency RMBS and unrealized net gains of $7.8 million on non-agency RMBS for the three months ended March 31, 2014 were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.
Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Realized loss on periodic settlements of interest rate swaps, net	$(4,947)	$(7,734)
Realized loss on other derivatives and securities:
Interest rate swaps	$68	$—
Interest rate swaptions	(14,668)	(2,156)
TBA securities	(8,829)	31
U.S. Treasury securities	1,047	—
U.S. Treasury futures	(774)	—
U.S. Treasury securities sold short	(1,547)	(323)
Dividend income from REIT equity investments	2,675	—
Total realized gain (loss) on other derivatives and securities, net	$(22,028)	$(2,448)
Unrealized loss on other derivatives and securities:
Interest rate swaps	(28,164)	(1,915)
Interest rate swaptions	(6,483)	(712)
TBA securities	(829)	3,857
U.S. Treasury securities	10,958	—
U.S. Treasury futures	(2,238)	—
U.S. Treasury securities sold short	3,820	(16,481)
REIT equity investments	3,842	—
Total unrealized gain (loss) on other derivatives and securities, net	$(19,094)	$(15,251)

Net unrealized and realized losses of $(28.1) million on interest rate swaps and $(21.2) million on interest rate swaptions during the three months ended March 31, 2014 were due mainly to the decrease in longer-term swap interest rates during the period. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our equity. Our equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.2 million and $4.4 million during the three months ended March 31, 2014 and 2013, respectively. The period-over-period decrease was primarily a function of our share repurchases and net realized losses on sales of agency RMBS and settlement, expiration or termination of our derivative instruments.
General and administrative expenses were $1.8 million during both the three months ended March 31, 2014 and 2013. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.38% and 2.14% for the three months ended March 31, 2014 and 2013, respectively.
Dividends and Income Taxes

We had estimated taxable income of $31.1 million and $37.8 million (or $0.61 and $0.80 per share) for the three months ended March 31, 2014 and 2013, respectively.

As a REIT, we are required to distribute annually at least 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with assets and liabilities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences in the recognition of certain realized gains and losses, (iii) losses or undistributed income of taxable REIT subsidiaries and (iv) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three months ended March 31, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended March 31,
	2014	2013
Net income (loss)	$48,760	$(26,569)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(67,557)	78,840
Non-agency RMBS	(7,830)	(30,478)
Derivatives and other securities	19,094	15,251
Premium amortization, net	(1,722)	1,864
Capital losses in excess of capital gains (1)	19,502	—
Realized gains (losses), net (1)	15,912	(1,360)
Other	4,907	206
Total book to tax difference	(17,694)	64,323
Estimated taxable income	$31,066	$37,754

Weighted average number of common shares outstanding - basic and diluted	51,272	47,469

Estimated taxable income per common share	$0.61	$0.80
Estimated cumulative undistributed REIT taxable income per share	$0.73	$0.45

Beginning cumulative non-deductible capital losses	$195,068	$—
Capital loss (carryforward)/excess over capital gains	19,502	—
Ending cumulative non-deductible capital losses	$214,570	$—
Ending cumulative non-deductible capital losses per share	$4.20	$—
——————

(1)
Our estimated taxable income for the three months ended March 31, 2014 excludes $0.38 per share of estimated net capital losses in excess of capital gains, which are not deductible from our ordinary taxable income but may be carried forward for up to five years and applied against future net capital gains, as well as $0.03 per share of gains on terminated swaps and $0.27 per share of gains on terminated or expired swaptions, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per share is primarily a function of a decline in estimated taxable net gains on investments and hedging instruments and, to a lesser extent, lower net spread income.
We declared dividends of $0.65 and $0.90 per common share for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, we had an estimated $37.3 million (or $0.73 per common share) of undistributed taxable income, net of the dividend payable as of March 31, 2014 of $33.2 million. We expect to distribute all of our remaining 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three months ended March 31, 2014 and 2013, we incurred an excise tax of $0.1 million and $0.2 million, respectively.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of March 31, 2014, RCS had Federal net operating loss ("NOL") carryforwards of approximately $55.0 million which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of March 31, 2014 were approximately $23.4 million, with respect to which RCS has provided a full valuation allowance.

Key Statistics
The table below presents key statistics for the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Ending agency securities, at fair value	$4,953,038	$6,535,598
Ending agency securities, at cost	$5,063,993	$6,477,165
Ending agency securities, at par	$4,849,295	$6,117,534
Average agency securities, at cost	$5,606,086	$6,012,033
Average agency securities, at par	$5,368,817	$5,692,708

Ending non-agency securities, at fair value	$1,036,180	$727,351
Ending non-agency securities, at cost	$944,264	$632,178
Ending non-agency securities, at par	$1,522,954	$1,050,021
Average non-agency securities, at cost	$920,213	$618,957
Average non-agency securities, at par	$1,510,092	$1,040,534

Net TBA portfolio - as of period end, at fair value	$693,605	$4,490,697
Net TBA portfolio - as of period end, at cost	$693,414	$4,489,753
Average net TBA portfolio, at cost	$(310,905)	$746,793

Average total assets, at fair value	$7,812,035	$8,222,549
Average agency and non-agency repurchase agreements	$5,762,349	$5,832,005
Average stockholders' equity	$1,120,233	$1,180,931

Average coupon	2.93%	3.17%
Average asset yield	3.08%	3.11%
Average cost of funds (1)	0.92%	1.10%
Average net interest rate spread	2.16%	2.01%
Average net interest rate spread, including estimated dollar roll income (2)	2.19%	2.27%
Average coupon as of period end	2.93%	3.24%
Average asset yield as of period end	3.20%	3.00%
Average cost of funds as of period end	0.97%	1.10%
Average net interest rate spread as of period end	2.23%	1.90%
Average actual CPR for agency securities held during the period	5.7%	6.3%
Average projected life CPR for agency securities as of period end	8.2%	8.3%

Leverage - average during the period (3)	5.6x	4.9x
Leverage - average during the period, including net TBA position	5.3x	5.6x
Leverage - as of period end (4)	5.1x	4.3x
Leverage - as of period end, including net TBA position	5.8x	7.4x

Expenses % of average total assets - annualized	0.3%	0.3%
Expenses % of average stockholders' equity - annualized (5)	2.4%	2.1%
Net book value per share as of period end	$21.78	$24.25
Dividends declared per share	$0.65	$0.90
Net return on average stockholders' equity	17.7%	(9.1)%

————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

(2)
Estimated dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency repurchase agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS and REIT equity securities. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency repurchase agreements and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS and REIT equity securities. Leverage excludes U.S. Treasury repurchase agreements.

(5)	Average stockholders' equity excludes investments in REIT equity securities and RCS.

Net Spread Income
GAAP interest expense does not include periodic settlements associated with undesignated interest rate swaps. Periodic interest settlements associated with undesignated interest rate swaps are reported in realized loss on periodic settlements of interest rate swaps, net on our consolidated statements of operations. As we believe that this item is beneficial to the understanding of our investment performance, we provide a non-GAAP measure called adjusted net interest income, which is comprised of net interest income plus dividend income from our investments in mortgage REIT equity securities less net periodic settlements of interest rate swaps. Additionally, we present net spread income as a measure of our operating performance. Net spread income is comprised of adjusted net interest income, less total operating expenses. Net spread income excludes all unrealized gains or losses due to changes in fair value, realized gains or losses on sales of securities, realized losses associated with derivative instruments, net servicing loss and income taxes. Net spread income does not include any impact from other hedging activities, such as the use of swaptions, U.S Treasuries and TBA positions. Net spread and dollar roll income includes the estimated net carry income or loss (also known as dollar roll income/loss) associated with net purchases or sales of agency RMBS on a forward-settlement basis through the TBA market.
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Agency RMBS	$34,272	$40,183
Non-agency RMBS and other	16,024	11,384
Interest expense	(8,145)	(8,036)
Net interest income	42,151	43,531
Dividend income from investments in REIT equity securities (1)	1,108	—
Realized loss on periodic settlements of interest rate swaps, net	(4,947)	(7,734)
Adjusted net interest income	38,312	35,797
Management fees and general and administrative expenses	(6,078)	(6,221)
Net spread income	32,234	29,576
Dollar roll income (loss)	(1,824)	8,033
Net spread and dollar roll income	$30,410	$37,609

Weighted average number of common shares outstanding	51,272	47,469

Net spread income per share	$0.63	$0.62
Net spread and dollar roll income per share	$0.59	$0.79
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income fell $0.20 per share period-over-period, due primarily to a reduction in dollar roll income, whereas net spread income per share was relatively stable.

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
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during the three months ended March 31, 2014, we repurchased approximately $4.2 million of our stock under our stock repurchase program as our stock was trading at a meaningful discount to our estimated net asset value per common share.

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

During the three months ended March 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of March 31, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2014, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2014.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency RMBS pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency RMBS, our leverage ratio was 5.1x and 5.9x the amount of our stockholders’ equity less our investments in RCS and REIT equity securities as of March 31, 2014 and December 31, 2013, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.

To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 31 financial institutions as of March 31, 2014, located throughout North America, Europe and Asia. In addition, less than 6% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 22% of our equity at risk as of March 31, 2014.
As of March 31, 2014, borrowings of $4.5 billion and $669.3 million, with weighted average remaining days to maturity of 111 days and 29 days, were secured by agency and non-agency RMBS, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2014. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2014.

	March 31, 2014
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	16	60%
Asia	5	14%
Europe	10	26%
Total	31	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2014, haircuts on our pledged collateral remained stable and as of March 31, 2014, our weighted average haircut on agency and non-agency RMBS held as collateral were approximately 5% and 27%, respectively.
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
As of March 31, 2014, we had met all margin requirements and had unrestricted cash and cash equivalents of $190.6 million and unpledged securities of approximately $312.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2014.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to help manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, swaptions and short Treasury positions. We may also supplement our hedge portfolio with the use of TBA positions and other instruments.
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2014 and the related activity for the three months ended March 31, 2014.

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

Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, by maintaining collateral sufficient to cover the change in market value, and by monitoring positions with individual counterparties.

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% and 2% of our stockholders’ equity, as of March 31, 2014 and December 31, 2013, respectively.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2014, our total "at risk" leverage, net of unsettled securities, was 5.8x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long

TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of March 31, 2014, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $0.7 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2014, approximately 89% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption "Risk Factors" described in this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended and, as such, speak only as of the date made.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk credit risk, and inflation risk.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps. We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities, and synthetic total return swaps. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
Further, since we do not control the other mortgage REITs that we invest in, we have limited transparency into their underlying investment and hedge portfolios. Therefore, our Manager must make certain assumptions to estimate the duration and convexity of the underlying portfolios and their sensitivity to changes in interest rates. Such estimates do not include the potential impact of other factors which may affect the fair value of our investments in other mortgage REITs, such as stock market volatility. Accordingly, actual results could differ from our estimates.

The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve, and including the impact of both duration and convexity.

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
March 31, 2014
+100 basis points	(9.4)%	(1.6)%	(9.7)%
+50 basis points	(4.6)%	(0.8)%	(4.6)%
-50 basis points	6.2%	0.5%	3.2%
-100 basis points	5.8%	0.5%	2.8%
December 31, 2013
+100 basis points	(18.2)%	(1.3)%	(7.2)%
+50 basis points	(9.1)%	(0.7)%	(3.8)%
-50 basis points	10.1%	0.9%	4.9%
-100 basis points	10.3%	1.6%	8.6%
————————

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

(2)
Represents the estimated dollar change in net interest income expressed as a percentage of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and U.S. Treasury securities or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the projected CPR and does not include dividend income from investments in other mortgage REITs.

(3)     Includes the effect of derivatives and other securities used for hedging purposes.
(4)    Estimated change in portfolio value expressed as a percentage of the total fair value of our investment portfolio.

(5)	Estimated change in net asset value expressed as a percentage of stockholders' equity.

The change in our interest rate sensitivity as of March 31, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.3 years and 5.5 years based on interest rates and RMBS prices as of March 31, 2014 and December 31, 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
As of March 31, 2014
-25 basis points	1.2%	7.0%
-10 basis points	0.5%	2.8%
+10 basis points	(0.5)%	(2.8)%
+25 basis points	(1.2)%	(7.0)%
As of December 31, 2013
-25 basis points	1.2%	6.2%
-10 basis points	0.5%	2.5%
+10 basis points	(0.5)%	(2.5)%
+25 basis points	(1.2)%	(6.2)%
————————

(1)
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, and assumes there are no changes in interest rates and a static portfolio. Actual results could differ materially from these estimates.

(2)    Includes the effect of derivatives and other instruments used for hedging purposes.
(3)    Estimated dollar change in portfolio market value expressed as a percentage of the total fair value of our investment portfolio as of such date.

(4)	Estimated dollar change in net asset value expressed as a percentage of stockholders' equity as of such date.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency RMBS and cash. As of March 31, 2014, we had unrestricted cash and cash equivalents of $190.6 million and unpledged securities of approximately $312.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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
Inflation Risk
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily on our net income as calculated for income tax purposes. In each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair market value without considering inflation.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation, nor to our knowledge, is any material litigation threatened against us or any consolidated subsidiary.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2014, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in thousands, except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 2014	—	$—	—	N/A
February 2014	102	19.62	102	N/A
March 2014	112	19.70	112	N/A
Total	214	$19.67	214	N/A
——————

(1)	All shares were purchased by us pursuant to the stock repurchase and dividend program described in the notes to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

(2)
In October 2012, our Board of Directors adopted a program that provided for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. As of March 31, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2014, as authorized by the Board of Directors.

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
______________________
*        Previously filed
**        This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

By:
Malon Wilkus
Chief Executive Officer and Chair of the Board

Date: May 9, 2014