Form 10-Q/A
period 2014-03-31
American Capital Mortgage Investment Corp.
filed 2014-05-12
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

EXPLANATORY NOTE

On May 9, 2014, we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to amend the signature page of the Original Filing to provide the conformed signature, which was inadvertently omitted from the Original Filing. The original signature page was fully executed on May 9, 2014 and was in our possession at the time of filing the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing new certifications under Section 302(a) of the Sarbanes-Oxley Act of 2002, although there has been no change in these certifications, other than the date thereof, from those filed with the Original Filing.

Except as described above, this Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chief Executive Officer and Chair of the Board

Date: May 12, 2014