Form 10-Q
period 2014-06-30
American Capital Mortgage Investment Corp.
filed 2014-08-07
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2014 was 51,142,063.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $4,268,417 and $5,618,735, respectively)	$4,464,193	$5,641,682
Non-agency securities, at fair value (including pledged securities of $860,779 and $899,176, respectively)	1,051,140	1,011,217
REIT equity securities, at fair value	11,482	38,807
Treasury securities, at fair value (including pledged securities of $141,427 and $571,145, respectively)	148,328	637,342
Cash and cash equivalents	200,015	206,398
Restricted cash and cash equivalents	92,157	21,005
Interest receivable	14,112	20,620
Derivative assets, at fair value	35,524	108,221
Receivable for securities sold	196,616	608,646
Receivable under reverse repurchase agreements	579,364	22,736
Mortgage servicing rights, at fair value	106,164	15,608
Other assets	63,034	65,583
Total assets	$6,962,129	$8,397,865
Liabilities:
Repurchase agreements	$4,999,178	$7,158,192
Payable for agency and non-agency securities purchased	26,341	—
Derivative liabilities, at fair value	51,027	11,327
Dividend payable	33,900	33,381
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	580,646	22,530
Accounts payable and other accrued liabilities	53,347	69,715
Total liabilities	5,744,439	7,295,145
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares (aggregate liquidation preference of $55,000) and 0 shares issued and outstanding, respectively	53,018	—
Common stock, $0.01 par value; 300,000 shares authorized, 51,142 and 51,356 shares issued and outstanding, respectively	511	514
Additional paid-in capital	1,197,692	1,201,826
Retained deficit	(33,531)	(99,620)
Total stockholders’ equity	1,217,690	1,102,720
Total liabilities and stockholders’ equity	$6,962,129	$8,397,865
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Agency securities	$31,459	$51,053	$65,731	$91,236
Non-agency securities	15,502	12,731	31,470	24,024
Other	77	143	133	234
Interest expense	(7,256)	(9,113)	(15,401)	(17,149)
Net interest income	39,782	54,814	81,933	98,345

Servicing:
Servicing income	11,389	—	20,953	—
Servicing expense	(14,426)	—	(28,648)	—
Net servicing loss	(3,037)	—	(7,695)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	4,052	(20,979)	(9,081)	(12,305)
Realized gain on non-agency securities, net	12,983	8,307	14,392	9,726
Realized loss on periodic settlements of interest rate swaps, net	(5,227)	(10,045)	(10,174)	(17,779)
Realized gain (loss) on other derivatives and securities, net	11,560	23,865	(10,468)	21,417
Unrealized gain (loss) on agency securities, net	78,336	(292,864)	145,893	(371,704)
Unrealized gain (loss) on non-agency securities, net	2,018	(23,751)	9,848	6,727
Unrealized gain (loss) on other derivatives and securities, net	(49,211)	213,307	(68,305)	198,056
Unrealized loss on mortgage servicing rights	(529)	—	(629)	—
Total other gains (losses), net	53,982	(102,160)	71,476	(165,862)

Expenses:
Management fees	4,377	5,079	8,625	9,523
General and administrative expenses	1,846	1,928	3,676	3,705
Total expenses	6,223	7,007	12,301	13,228

Income (loss) before excise tax	84,504	(54,353)	133,413	(80,745)
Excise tax	207	—	356	177
Net income (loss)	84,297	(54,353)	133,057	(80,922)
Dividend on preferred stock	(484)	—	(484)	—
Net income (loss) available (attributable) to common shareholders	$83,813	$(54,353)	$132,573	$(80,922)

Net income (loss) per common share—basic and diluted	$1.64	$(0.94)	$2.59	$(1.53)

Weighted average number of common shares outstanding—basic and diluted	51,142	57,982	51,207	52,754

Dividend declared per common share	$0.65	$0.80	$1.30	$1.70
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(80,922)	(80,922)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Issuance of restricted stock	—	—	8	—	—	—	—
Repurchase of common stock	—	—	(2,901)	(29)	(61,933)	—	(61,962)
Stock-based compensation	—	—	—	—	64	—	64
Common dividends declared	—	—	—	—	—	(97,932)	(97,932)
Balance, June 30, 2013	—	$—	56,071	$561	$1,293,824	$(25,660)	$1,268,725

Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	133,057	133,057
Issuance of preferred stock	2,200	53,018	—	—	—	—	53,018
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	71	—	71
Preferred dividends declared	—	—	—	—	—	(484)	(484)
Common dividends declared	—	—	—	—		(66,484)	(66,484)
Balance, June 30, 2014	2,200	$53,018	51,142	$511	$1,197,692	$(33,531)	$1,217,690
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$133,057	$(80,922)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	18,664	18,310
Accretion of net discount on non-agency securities	(20,278)	(14,860)
Realization of cash flows from MSR	1,102	—
Unrealized loss (gain) on securities and derivatives, net	(86,807)	166,921
Realized loss on agency securities, net	9,081	12,305
Realized gain on non-agency securities, net	(14,392)	(9,726)
Realized loss (gain) on other derivatives and securities, net	22,481	(3,638)
Stock-based compensation	71	64
Decrease (increase) in interest receivable	6,508	(5,550)
Decrease in other assets	2,723	1,498
Increase in accounts payable and other accrued liabilities	8,637	100,287
Net cash flows from operating activities	80,847	184,689
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(133,739)	(5,032,161)
Purchases of non-agency securities	(340,376)	(377,817)
Purchases of MSR, net of purchase price adjustments	(92,844)	—
Proceeds from sale of agency securities	1,667,076	3,280,218
Proceeds from sale of non-agency securities	295,211	119,379
Principal collections on agency securities	280,752	311,141
Principal collections on non-agency securities	49,760	48,794
Net payments on reverse repurchase agreements	(556,628)	(797,708)
Purchases of U.S. Treasury securities	(1,089,263)	(3,083,211)
Proceeds from sale of U.S. Treasury securities	2,064,270	3,374,577
Proceeds from terminations of interest rate swaptions	17,391	—
Payment of premiums for interest rate swaptions	(535)	(19,115)
Increase in restricted cash	(71,152)	(17,376)
Other investing cash flows, net	(326)	(1,216)
Net cash flows from (used in) investing activities	2,089,597	(2,194,495)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(66,623)	(85,443)
Proceeds from preferred stock offerings, net of offering costs	53,018	—
Proceeds from common stock offerings, net of offering costs	—	583,915
Net payments for repurchase of common shares	(4,208)	(61,962)
Proceeds from repurchase agreements	17,878,744	24,737,105
Repayments on repurchase agreements	(20,037,758)	(23,004,148)
Net cash flows from (used in) financing activities	(2,176,827)	2,169,467
Net increase (decrease) in cash and cash equivalents	(6,383)	159,661
Cash and cash equivalents at beginning of the period	206,398	157,314
Cash and cash equivalents at end of period	$200,015	$316,975
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of American Capital Mortgage Investment Corp. (referred to throughout this report as the "Company", "we", "us" and "our") are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiaries, American Capital Mortgage Investment TRS, LLC and American Capital Mortgage 2013, LLC and, in turn, its wholly-owned subsidiary Residential Credit Solutions, Inc. ("RCS"). Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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
On November 27, 2013, our wholly-owned subsidiary, American Capital Mortgage 2013, LLC acquired RCS, a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. See Note 11 - Other Assets for additional information.

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

At the time we purchase non-agency RMBS and loans that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.

Mortgage Servicing Rights, at Fair Value

Our MSR represent the right to service mortgage loans for a servicing fee. MSR are reported at fair value on our consolidated balance sheets, with changes in fair value related to changes in valuation inputs and assumptions reported as unrealized loss on MSR on the consolidated statements of operations. Servicing fees, incentive fees and ancillary income are reported within servicing income on the consolidated statements of operations. The related servicing expenses and realization of cash flows related to underlying loan repayments, net of recoveries of contractual prepayment protection are recorded in servicing expenses on the consolidated statements of operations. See Note 10 - Mortgage Servicing Rights for further discussion on MSR.

The accounting model used to evaluate whether a transfer of MSR qualifies as a sale is based on a risks and rewards approach, as MSR are not financial assets. In certain cases where we transfer the economics of MSR while retaining the actual servicing function, we retain the risk associated with servicing and, as a result, the transfer does not qualify for sale accounting. As such, we retain the MSR, together with an offsetting financing liability on our consolidated balance sheets. We have elected the option to account for MSR financing liabilities at estimated fair value, with changes in fair value reflected in income during the period in which they occur. See Note 12 - Accounts Payable and Other Accrued Liabilities for the presentations of our mortgage servicing liability.

We may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. We may also be obligated to fund advances of real estate taxes and insurance, as well as protective advances to preserve the value of the underlying property and expenses associated with remedial action in respect of defaulted loans. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.

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

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price. We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using a forward yield curve in effect as of the end of the measurement period. We also incorporate any of our own and our counterparties’ unmitigated nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty credit risk is not significant to the overall valuation of these agreements.

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

We account for all TBA contracts as derivatives since we cannot assert that it is probable at the inception and throughout the term of the contract that it will not settle net and will result in physical delivery of an agency security when it is issued. A TBA dollar roll transaction is a series of derivative transactions. The net settlement of a TBA contract is reported as realized gain (loss) on other derivatives and securities, net and changes in the fair value of our TBA contracts are reported as unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency RMBS:
Par value	$3,502,097	$799,767	$—	$4,301,864
Unamortized premium	154,669	40,278	—	194,947
Amortized cost	3,656,766	840,045	—	4,496,811
Gross unrealized gains	19,689	5,199	—	24,888
Gross unrealized losses	(45,414)	(12,092)	—	(57,506)
Agency RMBS, at fair value	$3,631,041	$833,152	$—	$4,464,193

Weighted average coupon as of June 30, 2014	3.38%	3.50%	—%	3.40%
Weighted average yield as of June 30, 2014	2.55%	2.70%	—%	2.57%
Weighted average yield for the three months ended June 30, 2014	2.58%	2.67%	1.93%	2.59%
Weighted average yield for the six months ended June 30, 2014	2.50%	2.61%	2.05%	2.52%

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,369,593	$21,923	$(57,506)	$4,334,010
Adjustable rate	127,218	2,965	—	130,183
Total	$4,496,811	$24,888	$(57,506)	$4,464,193

	December 31, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Fixed-rate agency RMBS:
Par value	$4,461,621	$1,079,180	$32,792	$5,573,593
Unamortized premium	195,633	50,265	703	246,601
Amortized cost	4,657,254	1,129,445	33,495	5,820,194
Gross unrealized gains	4,230	1,570	568	6,368
Gross unrealized losses	(150,447)	(34,433)	—	(184,880)
Fixed-rate agency RMBS, at fair value	$4,511,037	$1,096,582	$34,063	$5,641,682

Weighted average coupon as of December 31, 2013	3.33%	3.44%	3.00%	3.35%
Weighted average yield as of December 31, 2013	2.53%	2.67%	2.12%	2.56%
Weighted average yield for the year ended December 31, 2013	2.69%	2.87%	2.22%	2.72%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$5,358,579	$3,678	$(184,565)	$5,177,692
Adjustable rate	461,615	2,690	(315)	463,990
Total	$5,820,194	$6,368	$(184,880)	$5,641,682

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of June 30, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in thousands):

	June 30, 2014				December 31, 2013
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$315	$310	1.47%	3.50%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,372,014	1,363,252	2.24%	3.23%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	3,044,148	3,084,401	2.72%	3.47%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	47,716	48,848	2.93%	3.54%	5,241	5,600	2.96%	3.50%
Total	$4,464,193	$4,496,811	2.57%	3.40%	$5,641,682	$5,820,194	2.56%	3.35%
As of June 30, 2014 and December 31, 2013, none of our agency RMBS had an estimated weighted average life of less than 2.2 years and 2.1 years, respectively. As of June 30, 2014 and December 31, 2013, the estimated weighted average life of our agency security portfolio was 7.1 years and 6.1 years, respectively, which incorporates anticipated future prepayment assumptions. As of June 30, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from agency RMBS sold	$335,176	$1,406,984	$1,667,076	$3,280,218
Increase (decrease) in receivable for agency RMBS sold	116,535	40,755	(492,111)	162,571
Less agency RMBS sold, at cost	(447,659)	(1,468,718)	(1,184,046)	(3,455,094)
Net realized gain (loss) on sale of agency RMBS	$4,052	$(20,979)	$(9,081)	$(12,305)

Gross realized gains on sale of agency RMBS	$6,260	$4,096	$7,830	$18,723
Gross realized losses on sale of agency RMBS	(2,208)	(25,075)	(16,911)	(31,028)
Net realized gain (loss) on sale of agency RMBS	$4,052	$(20,979)	$(9,081)	$(12,305)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements (1)
Fair value	$3,450,671	$816,891	$4,267,562
Accrued interest on pledged agency RMBS	9,309	2,286	11,595
Under Derivative Agreements
Fair value	855	—	855
Accrued interest on pledged agency RMBS	2	—	2
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,460,837	$819,177	$4,280,014

	December 31, 2013
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,492,566	$1,092,106	$34,063	$5,618,735
Accrued interest on pledged agency RMBS	12,287	3,078	82	15,447
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$4,504,853	$1,095,184	$34,145	$5,634,182
————————

(1)	Agency RMBS pledged do not include $133.8 million pledged under repurchase agreements related to securities sold but not yet settled as of June 30, 2014.

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency RMBS
30 days or less	$2,031,290	$2,046,667	$5,422	$2,591,560	$2,672,502	$7,182
31 - 59 days	855,251	860,797	2,424	1,105,167	1,151,447	3,096
60 - 90 days	380,045	381,585	1,051	1,261,354	1,299,749	3,455
Greater than 90 days	1,000,976	1,010,753	2,698	660,654	673,560	1,714
Total	$4,267,562	$4,299,802	$11,595	$5,618,735	$5,797,258	$15,447

As of June 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.
Note 5. Non-Agency Securities
The following tables summarize our non-agency RMBS as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$237,033	$15,707	$(453)	$221,779	$(211,787)	$433,566	2.34%	6.60%
Alt-A	468,582	51,369	(2,510)	419,723	(184,244)	603,967	1.64%	7.51%
Option-ARM	161,813	15,011	(980)	147,782	(43,490)	191,272	0.50%	6.47%
Subprime	183,712	16,496	(707)	167,923	(94,254)	262,177	1.01%	6.03%
Total	$1,051,140	$98,583	$(4,650)	$957,207	$(533,775)	$1,490,982	1.59%	6.88%
————————

(1)	Coupon rates are floating, except for $12.9 million, $18.7 million and $40.3 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of June 30, 2014.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.3 million and a current face value of $201.2 million as of June 30, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency RMBS at fair value, by their estimated weighted average life classifications as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$332,222	$316,670	5.71%	2.49%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	432,203	380,250	7.87%	1.33%	211,013	195,913	6.84%	2.38%
>7 years	286,715	260,287	6.86%	1.27%	596,269	536,418	7.70%	1.08%
Total	$1,051,140	$957,207	6.88%	1.59%	$1,011,217	$927,131	7.07%	1.46%

Our Prime non-agency RMBS include investments in securitization trusts issued between 2003 and 2013 and securities that were re-securitized in 2009 and 2010, with underlying prime mortgage loan collateral, as well as GSE credit risk transfer securities. Prime mortgage loans are residential mortgage loans that are considered to have been originated with the most stringent underwriting standards at the time of origination. The loans backing our prime securities issued prior to 2010 with a combined fair value of $165.9 million as of June 30, 2014 were originated during a period in which underwriting standards were generally weaker and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. As of June 30, 2014, Prime securities include $71.1 million in fair value of securities issued during 2012 and 2013, with underlying mortgage loans that were originated in a period of fairly stringent underwriting. As of June 30, 2014, our Prime securities have both floating-rate and fixed-rate coupons ranging from 0.8% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 6.2%.

Our Alt-A non-agency RMBS include senior tranches in securitization trusts issued between 2002 and 2007 and securities with Alt-A collateral that were re-securitized from 2010 to 2013. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of June 30, 2014, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 8.2%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of June 30, 2014, our Option-ARM securities have coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 3.5%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2013 include fixed and floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated from 2003 to 2007 that were originally considered to be of lower credit quality. As of June 30, 2014, our Subprime securities issued prior to 2013 have a fair value of $161.0 million with fixed and floating rate coupons ranging from 0.2% to 4.9% and have underlying collateral with weighted-average coupons ranging from 3.8% to 7.8%. Additionally, we have classified certain non-performing loans that were securitized in 2013 and 2014 as subprime securities. These 2013 and 2014 securitizations are backed by loans originated from 1984 to 2010 and, as of June 30, 2014, have a fair value of $22.7 million. As of June 30, 2014, our Subprime securities issued in 2013 and 2014 have fixed rate coupons ranging from 3.3% to 4.3% and have underlying collateral with weighted-average coupons ranging from 5.7% to 8.2%.

More than 98% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of June 30, 2014.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency RMBS during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from non-agency RMBS sold	$250,548	$107,954	$295,211	$119,379
Increase (decrease) in receivable for non-agency RMBS sold	(4,743)	—	—	—
Less: non-agency RMBS sold, at cost	(232,822)	(99,647)	(280,819)	(109,653)
Net realized gain on sale of non-agency RMBS	$12,983	$8,307	$14,392	$9,726

Gross realized gain on sale of non-agency RMBS	$16,886	$9,288	$18,295	$10,707
Gross realized loss on sale of non-agency RMBS	(3,903)	(981)	(3,903)	(981)
Net realized gain on sale of non-agency RMBS	$12,983	$8,307	$14,392	$9,726

Pledged Assets
Non-agency RMBS with a fair value of $860.8 million and $899.2 million were pledged as collateral under repurchase agreements as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by non-agency RMBS were due on demand or mature overnight.

The following table summarizes our non-agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS	Fair Value	Amortized Cost	Accrued Interest on Pledged Non-Agency RMBS
30 days or less	$665,039	$609,170	$879	$547,087	$502,063	$857
31 - 59 days	84,529	70,461	92	70,478	68,622	57
60 - 90 days	53,904	44,925	5	64,873	58,091	55
Greater than 90 days	57,307	50,989	79	216,738	196,644	242
Total	$860,779	$775,545	$1,055	$899,176	$825,420	$1,211

Note 6. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2014 and December 31, 2013, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

At June 30, 2014 and December 31, 2013, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$4,139,217	0.38%	115	$5,935,610	0.43%	96
Non-agency securities	639,133	1.73%	28	647,068	1.79%	33
Treasury securities	220,828	0.09%	18	575,514	0.07%	2
Total repurchase agreements	$4,999,178	0.54%	100	$7,158,192	0.52%	83
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$1,871,454	0.70%	13	$3,047,986	0.60%	14
> 1 to ≤ 2 months	1,043,426	0.41%	48	816,960	0.55%	45
> 2 to ≤ 3 months	661,703	0.48%	77	1,506,888	0.52%	77
> 3 to ≤ 6 months	530,923	0.57%	136	621,124	0.54%	135
> 6 to ≤ 9 months	113,212	0.50%	207	147,729	0.49%	249
> 9 to ≤ 12 months	305,607	0.47%	334	191,991	0.50%	321
> 12 months	252,025	0.57%	672	250,000	0.59%	853
Total	4,778,350	0.56%	103	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	220,828	0.09%	18	575,514	0.07%	2
Total repurchase agreements	$4,999,178	0.54%	100	$7,158,192	0.52%	83

We had repurchase agreements with 32 and 31 financial institutions as of June 30, 2014 and December 31, 2013, respectively. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 17% of our equity at risk as of June 30, 2014.

We had agency RMBS with fair values of $4.3 billion and $5.6 billion and non-agency RMBS with fair values of $860.8 million and $899.2 million pledged as collateral against repurchase agreements, as of June 30, 2014 and December 31, 2013, respectively. Agency RMBS pledged do not include $133.8 million million pledged under repurchase agreements related to securities sold but not yet settled as of June 30, 2014.
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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Interest rate swaps	$13,674	$51,957
Interest rate swaptions	7,953	50,009
U.S. Treasury futures	637	3,399
TBA securities	13,260	2,856
Derivative assets, at fair value	$35,524	$108,221

Interest rate swaps	$50,331	$9,490
TBA securities	323	1,837
Mortgage options	373	—
Derivative liabilities, at fair value	$51,027	$11,327

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(5,227)	$—	$(50,038)	$(10,045)	$—	$179,433
Interest rate swaptions	—	(2,164)	(1,885)	—	(1,276)	44,608
TBA securities	—	14,821	12,747	—	19,355	(57,385)
U.S. Treasuries	—	1,711	1,480	—	(1,070)	(10,651)
U.S. Treasury futures	—	(3,203)	(523)	—	2,703	7,187
Short sales of U.S. Treasuries	—	(4,417)	(8,887)	—	4,153	50,115
REIT equity investments	—	4,812	(1,965)	—	—	—
Mortgage options	—	—	(140)	—	—	—
Total	$(5,227)	$11,560	$(49,211)	$(10,045)	$23,865	$213,307

	For the Six Months Ended June 30,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(10,174)	$68	$(78,202)	$(17,779)	$—	$177,518
Interest rate swaptions	—	(16,832)	(8,368)	—	(3,432)	43,896
TBA securities	—	5,992	11,918	—	19,386	(53,528)
U.S. Treasuries	—	2,758	12,438	—	(1,070)	(10,651)
U.S. Treasury futures	—	(3,977)	(2,761)	—	2,703	7,187
Short sales of U.S. Treasuries	—	(5,964)	(5,067)	—	3,830	33,634
REIT equity investments		7,487	1,877	—	—	—
Mortgage options	—	—	(140)	—	—	—
Total	$(10,174)	$(10,468)	$(68,305)	$(17,779)	$21,417	$198,056

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the six months ended June 30, 2014 and 2013 (in thousands):

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2014 Notional Amount
Interest rate swaps	$3,240,000	875,000	(50,000)	$4,065,000
Interest rate swaptions	$2,100,000	75,000	(1,775,000)	$400,000
TBA securities	$(773,816)	9,667,634	(7,769,168)	$1,124,650
U.S. Treasuries	$656,000	280,570	(786,570)	$150,000
U.S. Treasury futures	$(150,000)	300,000	(300,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	813,000	(1,360,000)	$(570,000)
Mortgage options	$—	—	(100,000)	$(100,000)

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,700,000	—	$5,640,000
Interest rate swaptions	$1,150,000	1,200,000	(275,000)	$2,075,000
TBA securities	$(522,188)	14,523,755	(13,880,758)	$120,809
U.S. Treasuries	$—	1,341,500	(310,000)	$1,031,500
U.S. Treasury futures	$—	100,000	(350,000)	$(250,000)
Short sales of U.S. Treasuries	$(425,000)	(2,775,000)	1,975,000	$(1,225,000)

Interest Rate Swap Agreements
As of June 30, 2014 and December 31, 2013, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of June 30, 2014 and December 31, 2013, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		June 30, 2014		December 31, 2013
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$950,000	$13,674	$2,275,000	$51,957
Interest rate swap liabilities	Derivative liabilities, at fair value	3,115,000	(50,331)	965,000	(9,490)
		$4,065,000	$(36,657)	$3,240,000	$42,467

June 30, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$940,000	$(8,690)	1.00%	0.23%	1.6
> 3 to ≤ 5 years	1,075,000	239	1.58%	0.23%	4.2
> 5 to ≤ 7 years	1,050,000	(8,591)	2.44%	0.23%	6.1
> 7 years	1,000,000	(19,615)	3.16%	0.23%	8.5
Total	$4,065,000	$(36,657)	2.06%	0.23%	5.1

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.5 years from June 30, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.22% and 1.18% as of June 30, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.
As of June 30, 2014, interest rate swaps with an asset fair value of $3.0 thousand and notional amount of $25.0 million and a liability fair value of $(40.8) million and notional amount of $2.1 billion were centrally cleared on a registered exchange.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,027	$3,031	0.1	$125,000	2.42%	6.8
> 3 to ≤ 12 months	—	—	0.0	—	—%	—
>12 to ≤ 24 months	2,580	883	1.6	150,000	3.98%	6.3
> 24 months	3,426	4,039	3.4	125,000	3.20%	5.0
Total / weighted average	$10,033	$7,953	1.7	$400,000	3.25%	6.1

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5
TBA Securities
As of June 30, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	June 30, 2014		December 31, 2013
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$1,384,050	$13,260	$210,600	$158
Sale of TBA securities	—	—	(463,496)	2,698
Total TBA assets	1,384,050	13,260	(252,896)	2,856

TBA liabilities
Sale of TBA securities	(259,400)	(323)	(520,920)	(1,837)
Total TBA liabilities	(259,400)	(323)	(520,920)	(1,837)
Total net TBA	$1,124,650	$12,937	$(773,816)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $148.3 million and $637.3 million and a face amount of $150.0 million and $656.0 million as of June 30, 2014 and December 31, 2013, respectively, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. Receivable for securities sold on the consolidated balance sheets as of June 30, 2014 includes $80.1 million related to U.S. Treasury securities. In addition, we had a short position in U.S. Treasury futures with a fair value of $0.6 million and $3.4 million, respectively, and a notional amount of $(150.0) million as of both June 30, 2014 and December 31, 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $580.6 million and $22.5 million as of June 30, 2014 and December 31, 2013, respectively. The borrowed securities were collateralized by cash payments of $579.4 million and $22.7 million as of June 30, 2014 and December 31, 2013, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
REIT Equity Securities, at Fair Value
As of June 30, 2014 and December 31, 2013, we held shares of common stock of several publicly-traded mortgage REITs with a cost basis of $10.1 million and $39.3 million and a total fair value of $11.5 million and $38.8 million, respectively. For the three and six months ended June 30, 2014, we recognized $(2.0) million and $1.9 million, respectively, of unrealized gains (losses) as a result of changes in fair value of these investments which are presented in unrealized gain (loss) on other derivatives and securities, net, in our consolidated statements of operations. For the three and six months ended June 30, 2014, these investments had $4.1 million and $5.6 million, respectively, of net realized gains and $0.7 million and $1.8 million, respectively, in dividend income which is included in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of June 30, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have an counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of June 30, 2014.

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

The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
June 30, 2014
Interest rate swaps and swaptions (1)	$21,627	$—	$21,627	$(6,963)	$(6,680)	$7,984
Receivable under reverse repurchase agreements	579,364	—	579,364	(417,702)	(161,662)	—
Total	$600,991	$—	$600,991	$(424,665)	$(168,342)	$7,984

December 31, 2013
Interest rate swaps and swaptions (1)	$101,966	$—	$101,966	$(9,490)	$(45,084)	$47,392
Receivable under reverse repurchase agreements	22,736	—	22,736	(22,736)	—	—
Total	$124,702	$—	$124,702	$(32,226)	$(45,084)	$47,392

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
June 30, 2014
Interest rate swaps (1)	$50,331	$—	$50,331	$(6,963)	$(43,368)	$—
Repurchase agreements	4,999,178	—	4,999,178	(417,702)	(4,581,476)	—
Total	$5,049,509	$—	$5,049,509	$(424,665)	$(4,624,844)	$—

December 31, 2013
Interest rate swaps (1)	$9,490	$—	$9,490	$(9,490)	$—	$—
Repurchase agreements	7,158,192	—	7,158,192	(22,736)	(7,135,456)	—
Total	$7,167,682	$—	$7,167,682	$(32,226)	$(7,135,456)	$—
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

The following tables present our financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,464,193	$—	$4,464,193
Non-agency RMBS	—	1,051,140	—	1,051,140
REIT equity securities	11,482	—	—	11,482
U.S. Treasury securities	148,328	—	—	148,328
Derivative assets	—	35,524	—	35,524
MSR assets	—	—	106,164	106,164
Total	$159,810	$5,550,857	$106,164	$5,816,831

Liabilities
Derivative liabilities	$—	$51,027	$—	$51,027
Obligation to return securities borrowed under reverse repurchase agreements	580,646	—	—	580,646
MSR financing liabilities	—	—	15,051	15,051
Total	$580,646	$51,027	$15,051	$646,724

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$5,641,682	$—	$5,641,682
Non-agency RMBS	—	1,011,217	—	1,011,217
REIT equity securities	38,807	—	—	38,807
U.S. Treasury securities	637,342	—	—	637,342
Derivative assets	—	108,221	—	108,221
MSR assets	—	—	15,608	15,608
Total	$676,149	$6,761,120	$15,608	$7,452,877

Liabilities
Derivative liabilities	$—	$11,327	$—	$11,327
Obligation to return securities borrowed under reverse repurchase agreements	22,530	—	—	22,530
MSR financing liabilities	—	—	15,608	15,608
Total	$22,530	$11,327	$15,608	$49,465
Our agency and non-agency RMBS are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency RMBS are classified as Level 2 in the fair value hierarchy as of June 30, 2014. We estimate the fair value of our REIT equity securities on a market approach using Level 1 inputs, based on quoted market prices.
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

The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value as of June 30, 2014 (in thousands):

	For the Six Months Ended June 30, 2014
	MSR Under Secured Financing (1)	Purchased MSR	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Gains/(losses) included in net income:			—
Realized gains (losses)	(551)	(1,102)	(1,653)
Unrealized gains (losses)	(6)	(629)	(635)
Total net gains/(losses) included in net income	(557)	(1,731)	(2,288)
Purchases, net of purchase prices adjustments	—	92,844	92,844
Balance as of June 30, 2014	$15,051	$91,113	$106,164
————————

(1)	Gains (losses) included in net income related to MSR under secured financing are offset by the (losses) and gains associated with related MSR financing liabilities.
We use third-party pricing providers in the fair value measurement of our Level 3 MSR. The significant unobservable inputs used in estimating the fair value measurement of our Level 3 MSR assets and financing liabilities include assumptions for underlying loan constant prepayment rates and delinquency rates, as well as discount rates. We review the various third-party fair value estimates used to determine the fair value of our MSR and perform procedures to validate their reasonableness. In reviewing the estimated fair values of our Level 3 MSR provided by third-party pricing providers, we use internal estimates of prepayment and delinquency rates, as well as discount rates on the loans underlying our MSR as comparison points to the third party models.
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of June 30, 2014 (dollars in thousands):

	June 30, 2014
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$15,051
Constant prepayment rate		5.7%	14.9%	29.5%
Constant default rate		0.1%	7.6%	23.7%
Discount rate		16.0%	16.0%	16.0%
Purchased MSR:	91,113
Constant prepayment rate		8.2%	8.5%	9.0%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.5%	8.8%	9.3%
Total	$106,164
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

Note 10. Mortgage Servicing Rights
Our $106.2 million balance of MSR as of June 30, 2014 includes $15.1 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
The remaining $91.1 million of MSR were purchased by RCS during the six months ended June 30, 2014 under transactions qualifying for sale accounting, representing approximately 35,000 underlying loans, with a combined unpaid principal balance of approximately $7.5 billion as of June 30, 2014. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the six months ended June 30, 2014 (dollars in thousands):

For the Six Months Ended June 30, 2014
Balance as of December 31, 2013	$—
Additions from purchases of MSR	93,414
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(629)
Other changes in fair value (1)	(1,102)
Other changes (2)	(570)
Balance as of June 30, 2014	$91,113
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

2.	Other changes includes purchase price adjustments and principally contractual prepayment protection.
The following table presents the components of net servicing loss for the three and six months ended June 30, 2014 (dollars in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Servicing fee income	$7,502	$13,325
Incentive, ancillary and other income	3,887	7,628
Servicing income	11,389	20,953

Employee compensation and benefit costs	7,898	16,675
Facility costs	3,347	6,280
Realization of cash flows from MSR	879	1,102
Other servicing costs	2,302	4,591
Servicing expense	14,426	28,648

Net servicing loss	$(3,037)	$(7,695)

Risk Mitigation Activities
The Company’s acquisitions of MSR expose us to certain risks, including interest rate risk and representation and warranty risk. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. Our primary method of managing the prepayment risk associated with our MSR portfolio is asset selection, both in respect of products and the originators of the underlying loans. Representation and warranty risk refers to the representations and warranties we make (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we have acquired MSR.

We mitigate representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to origination and prior servicing.

Note 11. Other Assets
The following table summarizes our other assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, at cost	$4,429	$4,024
Accumulated depreciation	(1,058)	(164)
Net property and equipment	3,371	3,860
Servicing advances	19,602	33,358
Prepaid expenses	6,371	6,978
Intangible assets	15,000	17,000
Receivable from sale of REIT equity securities	15,588	—
Other	3,102	4,387
Total other assets	$63,034	$65,583
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
Intangible Assets
During the second quarter of 2014, we sold a portion of RCS' operations for total proceeds of $2.0 million, which was accounted for as a reduction of our goodwill.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Cash collateral held on derivatives	$7,459	$32,463
Due to manager	1,779	1,885
Payable for equity securities purchased	—	4,581
Payable for MSR purchased	8,963	—
Accrued interest	6,696	4,401
Mortgage servicing financing, at fair value (1)	15,051	15,608
Excise tax payable	350	574
Other accounts payable and accrued expenses	13,049	10,203
Total accounts payable and other accrued liabilities	$53,347	$69,715
——————

(1)
Mortgage servicing financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 13. Stockholders’ Equity

Preferred Stock Offering

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of June 30, 2014, we have 47.8 million of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

In May 2014, we completed a public offering in which 2.2 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $53.0 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2014, we had declared all required quarterly dividends on the Series A Preferred Stock.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2014. During the six months ended June 30, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of June 30, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2014, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three and six months ended June 30, 2014.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014. Our MD&A is presented in six sections:

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

The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-

parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

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
Trends and Recent Market Impacts
The fixed income markets saw improvement and a return to relative stability during the first half of 2014, after being one of the hardest hit sectors during 2013. Fixed rate agency RMBS prices were generally higher during both the first and second quarters of 2014, driven by a combination of lower long term rates, tighter mortgage spreads and lower levels of implied interest rate volatility (lower option prices). During the first half of 2014, the Fed began to reduce purchases under its asset purchase program ("QE3"), in line with its "tapering" guidance issued during December 2013. Mixed economic data and the "measured" tapering actions taken by the Fed during the first half of 2014 led to a meaningful flattening of the yield curve, as the market began to realize that the pace of tightening in Fed monetary policy would likely be more gradual and have a more moderate impact than many had initially expected. Agency mortgage spreads tightened significantly during the first half of 2014, leading to considerably more price appreciation on agency RMBS than on comparable duration U.S. Treasury securities. The relative outperformance of agency RMBS is widely attributed to a combination of historically low mortgage origination volume, conservative positioning by fixed income investors, with many agency RMBS investors meaningfully underweight on their benchmark, and a favorable "stock-effect" due to the Fed's significant ownership of approximately one third, or nearly $1.8 trillion, of the agency RMBS market as of June 30, 2014.
In addition to the general outperformance of the agency RMBS market, our performance during the first half of 2014 was also bolstered by very favorable financing rates in the TBA dollar roll market, our moderate leverage profile and our decision to maintain a larger “duration gap” (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges). The combination of these factors drove our aggregate economic return of 11.9% for the first half of 2014, comprised of $1.30 dividends per common share and a $1.26 increase in our net book value per common share.
By the start of 2014, we had increased our agency ARM and 15 year, fixed rate mortgage position to approximately 48% of our agency RMBS portfolio, which benefited our first quarter performance as these assets, on a hedge adjusted basis, generally outperformed 30 year mortgages during the first quarter. Early in the second quarter, the price of higher coupon 15 year agency RMBS began to increase significantly, relative to other agency RMBS instruments, particularly 30 year agency RMBS. In response to this changing dynamic, we reduced our agency ARM and 15 year position to approximately 36% of our agency RMBS portfolio and increased our 30 year position to 60%. This shift further benefited our performance in the second quarter as 30 year mortgages generally outperformed 15 year mortgages.
In addition to operating with a larger duration gap during the first half of 2014, we also shifted the composition of our hedge portfolio toward a greater share of hedges in the three to seven year part of the yield curve and avoided the negative impact of lower option prices by reducing the size of our swaption portfolio beginning in the fourth quarter of 2013.
Our decision to operate with a slightly larger duration gap was consistent with our moderate leverage profile and the minimal extension risk in our portfolio and in agency RMBS more broadly. Our exposure to an increase in interest rates is the combination of our current duration plus the duration extension that occurs as interest rates increase. As such, when extension risk is viewed as more significant, we will tend to operate with a smaller duration gap and when extension risk is deemed less significant, we will tend to operate with a larger duration gap. For further discussion of our interest rate sensitivity, refer to "Quantitative and Qualitative Disclosures about Market Risk" in this Form 10-Q.
Given the very favorable implied financing terms available during the first half of 2014 in the TBA dollar roll market and lower relative benefits of holding specific mortgage pools, we increased our investment allocation in TBA securities, rather than settling specific mortgage pools and funding them with repurchase agreements. Our TBA dollar roll position increased from a net short $(0.8) billion as of December 31, 2013 to a net long $1.2 billion as of June 30, 2014.
Looking ahead, we believe agency RMBS valuations will benefit from favorable supply and demand technical factors throughout the remainder of 2014 and likely into 2015. An important driver of our outlook for agency RMBS is our belief that the Fed will remain a significant purchaser of agency RMBS, as it continues to reinvest paydowns on its portfolio into new agency RMBS holdings, for a considerable time following the conclusion of QE3. We expect new loan origination volumes to be depressed as refinance activity will be muted in the absence of a significant decline in interest rates and as first time homebuyers continue to face a myriad of challenges. We also believe agency RMBS are more attractive to fixed income investors relative to other fixed income investments, as agency RMBS yields have increased by more than 100 bps since the start of QE3 through June 30, 2014, while yields on comparable duration investments have generally fallen. Agency RMBS also offer several advantages over many other fixed-income products, such as greater liquidity and financing opportunities, and a favorable "stock-effect" due to the Fed's significant ownership of agency RMBS.
Given these factors, we believe agency RMBS will perform well relative to other fixed income products and that TBA dollar roll financing will remain very attractive for some period of time, even if funding rates were to rise above, or become less "special" than levels experienced during the first half of 2014. However, if conditions change, resulting in higher interest rates and/or wider mortgage spreads, and assuming we took no further portfolio rebalancing actions, it would likely have an adverse impact on our net book value (for the estimated impact of changes in interests rates and mortgage spreads on our net asset value refer to "Quantitative and Qualitative Disclosures about Market Risk" in this Form 10-Q). Since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our Manager’s view of the current market environment and relative risks and rewards. As such, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since June 30, 2013.

Interest Rate / Security (1)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
LIBOR:
1-Month	0.16%	0.15%	0.17%	0.18%	0.19%
3-Month	0.23%	0.23%	0.25%	0.25%	0.27%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.46%	0.42%	0.38%	0.32%	0.36%
5-Year U.S. Treasury	1.63%	1.72%	1.74%	1.38%	1.39%
10-Year U.S. Treasury	3.36%	2.72%	3.03%	2.61%	2.49%
Interest Rate Swap Rates:
2-Year Swap Rate	0.58%	0.55%	0.49%	0.46%	0.51%
5-Year Swap Rate	1.70%	1.80%	1.79%	1.54%	1.57%
10-Year Swap Rate	2.63%	2.84%	3.09%	2.77%	2.70%
30-Year Fixed Rate Agency Price:
3.5%	$102.92	$100.59	$99.48	$101.83	$101.50
4.0%	$106.11	$103.94	$103.11	$104.86	$104.16
4.5%	$108.30	$106.69	$106.06	$106.80	$105.82
15-Year Fixed Rate Agency Price:
2.5%	$101.59	$99.92	$99.00	$100.61	$100.45
3.0%	$103.88	$102.72	$102.05	$103.53	$102.82
3.5%	$105.98	$104.83	$104.58	$105.58	$104.20
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
30-Year Lower Loan Balance (3):
3.0%	$0.28	$0.16	$0.02	$0.03	$—
3.5%	$0.19	$0.20	$0.09	$0.22	$0.22
4.0%	$0.41	$0.36	$0.23	$0.70	$0.91
30-Year HARP (4):
3.0%	$—	$—	$—	$—	$—
3.5%	$0.01	$0.02	$—	$0.03	$0.16
4.0%	$0.06	$0.07	$0.06	$0.21	$0.59
 ________________________

(1)	Source: Bloomberg and dealer indications

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

The market for legacy non-agency RMBS performed well throughout the first half of 2014, as the housing market continued its gradual recovery and as favorable supply and demand fundamentals put upward pressure on valuations. Although the rate of house price appreciation is beginning to decelerate, the shrinking supply of legacy non-agency RMBS remains supportive of credit spreads. The non-agency market is now under $750 billion in unpaid principal balance, representing a decline of roughly 12% year over year. Additionally, improving loan-to-value ratios, falling delinquency rates and reduced sensitivity to servicer behavior should lead to a further stabilization in cashflow projections. While we continue to have a generally optimistic view of the non-agency RMBS sector, we recognize the potential for housing market weakness. As such, we have increased our non-agency portfolio allocation to securities that we believe would provide more stability in a wider range of housing scenarios.

In November 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first half of 2014, we purchased approximately $93 million in MSR with an underlying loan unpaid principal balance of approximately $8 billion. We expect our acquisition of MSR to be measured over the remainder of the year as we work to identify additional opportunities that are appropriately priced, with acceptable levels of exposure to adverse prepayment behavior or counterparty risk.
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
FINANCIAL CONDITION
As of June 30, 2014, our investment portfolio with a fair value of $6.8 billion consisted of $4.5 billion of agency RMBS, $1.2 billion in net long TBA positions, $1.1 billion of non-agency RMBS, $0.1 billion MSR and $11.5 million of REIT equity securities. Our investment portfolio increased $0.9 billion from $5.9 billion as of December 31, 2013 due primarily to the combination of unrealized gains on our agency and non-agency investments, $53 million in net proceeds from our Series A Preferred Stock offering and the use of slightly higher leverage.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2014, our net TBA position had a net carrying value of $12.9 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands, except per share amounts):

	June 30, 2014	December 31, 2013
Balance Sheet Data:
Total agency and non-agency RMBS	$5,515,333	$6,652,899
Total assets	$6,962,129	$8,397,865
Repurchase agreements	$4,999,178	$7,158,192
Total liabilities	$5,744,439	$7,295,145
Total stockholders’ equity	$1,217,690	$1,102,720
Net asset value per common share	$22.73	$21.47

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,631,041	$3,656,766	$3,502,097	3.38%	2.55%
Freddie Mac	833,152	840,045	799,767	3.50%	2.70%
Agency RMBS total	4,464,193	4,496,811	4,301,864	3.40%	2.57%
Non-agency RMBS	1,051,140	957,207	1,490,982	1.59%	6.88%
Total RMBS	$5,515,333	$5,454,018	$5,792,846	2.93%	3.33%

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,511,037	$4,657,254	$4,461,621	3.33%	2.53%
Freddie Mac	1,096,582	1,129,445	1,079,180	3.44%	2.67%
Ginnie Mae	34,063	33,495	32,792	3.00%	2.12%
Agency RMBS total	5,641,682	5,820,194	5,573,593	3.35%	2.56%
Non-agency RMBS	1,011,217	927,131	1,526,918	1.46%	7.07%
Total RMBS	$6,652,899	$6,747,325	$7,100,511	2.94%	3.18%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8% and 7% as of June 30, 2014 and December 31, 2013, respectively, based on forward rates. For non-agency RMBS, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield remained flat, despite weighted average projected CPR increasing by approximately 1 percentage point from December 31, 2013 to June 30, 2014. The stability in the agency RMBS portfolio yield resulted from our rebalancing of the portfolio towards a larger percentage of higher-yielding, 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of June 30, 2014 (dollars in thousands):

	June 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$626,989	$632,790	$616,052	1.90%	7%
3.0%	587,243	583,081	565,298	2.28%	8%
3.5%	392,651	386,672	370,084	2.41%	9%
4.0%	241,208	240,702	224,912	2.21%	10%
4.5%	19,639	19,433	18,193	2.72%	10%
≤ 15-year total	1,867,730	1,862,678	1,794,539	2.17%	8%
20-year
3.0%	73,446	74,843	72,047	2.29%	8%
3.5%	96,233	95,028	92,043	2.88%	8%
4.0%	5,848	5,742	5,436	2.80%	10%
5.0%	2,535	2,532	2,281	2.15%	16%
20-year total	178,062	178,145	171,807	2.62%	8%
30-year
3.5%	1,343,017	1,377,239	1,302,609	2.75%	6%
4.0%	776,909	785,494	732,067	3.01%	7%
4.5%	142,648	140,744	130,486	3.33%	8%
30-year total	2,262,574	2,303,477	2,165,162	2.88%	7%
Pass through agency RMBS	4,308,366	4,344,300	4,131,508	2.56%	7%
Agency CMO	25,644	25,293	41,166	3.13%	6%
Total fixed-rate agency RMBS	4,334,010	4,369,593	4,172,674	2.57%	7%
Adjustable rate agency RMBS	130,183	127,218	129,190	2.80%	12%
Total agency RMBS	$4,464,193	$4,496,811	$4,301,864	2.57%	8%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 86% (not including our net long TBA position) as of June 30, 2014 as detailed in the following table (dollars in thousands):

	June 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,320,489	$1,335,816	$1,263,511	3.64%	2.83%	7%
Lower Loan Balance (2)	2,399,608	2,414,843	2,296,776	3.46%	2.56%	8%
Other	588,269	593,641	571,221	2.85%	1.99%	8%
Pass through agency RMBS	4,308,366	4,344,300	4,131,508	3.43%	2.56%	7%
Agency CMO	25,644	25,293	41,166	3.05%	3.13%	6%
Total fixed-rate agency RMBS	4,334,010	4,369,593	4,172,674	3.42%	2.57%	7%
Adjustable rate agency RMBS	130,183	127,218	129,190	2.61%	2.80%	12%
Total agency RMBS	$4,464,193	$4,496,811	$4,301,864	3.40%	2.57%	8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 109% and 118% for 15-year and 30-year securities, respectively, as of June 30, 2014. Includes $490.4 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $103,198 and $86,399 for 15-year and 30-year securities, respectively, as of June 30, 2014.

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

The following table summarizes our agency RMBS at fair value according to their estimated weighted average life classifications as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$315	$310	1.47%	3.50%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,372,014	1,363,252	2.24%	3.23%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	3,044,148	3,084,401	2.72%	3.47%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	47,716	48,848	2.93%	3.54%	5,241	5,600	2.96%	3.50%
Total	$4,464,193	$4,496,811	2.57%	3.40%	$5,641,682	$5,820,194	2.56%	3.35%
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
In determining the estimated weighted average years to maturity and yields on our agency RMBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 8% and 7% as of June 30, 2014 and December 31, 2013, respectively. However, the weighted average expected life of our agency RMBS increased to 7.1 years as of June 30, 2014, from 6.1 years as of December 31, 2013, primarily as a result of rebalancing our portfolio towards a higher percentage of 30-year agency RMBS, with a lower percentage of 15-year agency RMBS. We amortize or accrete premiums and discounts associated with purchases of our agency RMBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency RMBS portfolio was 104.5% of par value as of June 30, 2014, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of June 30, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$153,860	$154,820	$156,351	$1,531
3.5%	(109,400)	(115,726)	(116,025)	(299)
Subtotal	44,460	39,094	40,326	1,232
30-Year
3.0%	84,700	82,980	83,655	675
3.5%	261,370	265,246	268,235	2,989
4.0%	728,520	761,364	769,364	8,000
4.5%	5,600	6,024	6,065	41
Subtotal	1,080,190	1,115,614	1,127,319	11,705
Portfolio total	$1,124,650	$1,154,708	$1,167,645	$12,937

	December 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(76,756)	$(77,160)	$(405)
3.0%	(336,848)	(343,163)	(343,069)	95
3.5%	(140,000)	(147,296)	(146,269)	1,027
Subtotal	(554,788)	(567,215)	(566,498)	717
30-Year
3.0%	(15,268)	(14,659)	(14,522)	136
3.5%	(271,380)	(271,088)	(269,762)	1,326
4.0%	(142,980)	(146,107)	(147,426)	(1,319)
4.5%	210,600	223,210	223,368	159
Subtotal	(219,028)	(208,644)	(208,342)	302
Portfolio total	$(773,816)	$(775,859)	$(774,840)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period-end.

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
The following tables summarize our non-agency RMBS portfolio as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$237,033	$15,707	$(453)	$221,779	$(211,787)	$433,566	2.34%	6.60%
Alt-A	468,582	51,369	(2,510)	419,723	(184,244)	603,967	1.64%	7.51%
Option-ARM	161,813	15,011	(980)	147,782	(43,490)	191,272	0.50%	6.47%
Subprime	183,712	16,496	(707)	167,923	(94,254)	262,177	1.01%	6.03%
Total	$1,051,140	$98,583	$(4,650)	$957,207	$(533,775)	$1,490,982	1.59%	6.88%
————————

(1)	Coupon rates are floating, except for $12.9 million, $18.7 million, and $40.3 million fair value of fixed-rate prime, Alt-A, and subprime non-agency RMBS, respectively, as of June 30, 2014.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.3 million and a current face value of $201.2 million as of June 30, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime and Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency RMBS by their estimated weighted average life classifications as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$332,222	$316,670	5.71%	2.49%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	432,203	380,250	7.87%	1.33%	211,013	195,913	6.84%	2.38%
>7 years	286,715	260,287	6.86%	1.27%	596,269	536,418	7.70%	1.08%
Total	$1,051,140	$957,207	6.88%	1.59%	$1,011,217	$927,131	7.07%	1.46%

Our non-agency RMBS are subject to risk of loss with regard to principal and interest payments. As of June 30, 2014 and December 31, 2013, our non-agency RMBS were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency RMBS. However, the non-agency RMBS in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency RMBS as of June 30, 2014 and December 31, 2013:

Credit Rating (1)	June 30, 2014	December 31, 2013
AAA	—%	5%
A	1%	2%
BB	3%	3%
B	6%	7%
Below B	58%	56%
Not Rated	32%	27%
Total	100%	100%
————————

(1)	Represents the lowest of S&P, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 75% as of both June 30, 2014 and December 31, 2013. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of June 30, 2014 and December 31, 2013, 19% and 22% of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency RMBS had weighted average credit enhancements of 7% and 8% as of June 30, 2014 and December 31, 2013, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2014 and December 31, 2013 (fair value dollars in thousands):

June 30, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$237,033	$93.74	82	73%	742	6%	11%
Alt-A	468,582	67.18	104	75%	712	18%	9%
Option-ARM	161,813	74.73	102	74%	707	23%	7%
Subprime	183,712	63.14	100	80%	622	35%	9%
Total	$1,051,140	$73.59	98	75%	702	19%	9%

December 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$195,524	$87.07	70	71%	745	7%	9%
Alt-A	467,531	66.42	99	75%	711	20%	10%
Option-ARM	119,054	68.72	97	74%	708	23%	10%
Subprime	229,108	60.41	93	80%	627	38%	12%
Total	$1,011,217	$68.94	92	75%	699	22%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency RMBS that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency RMBS. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)
Prime non-agency RMBS include interest only investments with a fair value of $11.3 million and $11.0 million, and a current face value of $201.2 million and $206.4 million as of June 30, 2014 and December 31, 2013, respectively. The prime non-agency RMBS average purchase price presented in the table excludes interest only investments with a weighted average purchase price of $4.31 as of June 30, 2014 and December 31, 2013, respectively.

The mortgage loans underlying our non-agency RMBS are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of June 30, 2014 and December 31, 2013:

	% of Non-Agency Portfolio
	June 30, 2014	December 31, 2013
California	40%	38%
Florida	9%	9%
New York	4%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	62%	60%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We do not originate mortgage loans underlying our MSR. As of June 30, 2014, our MSR purchased during the year had a fair market value of $91.1 million.

The following table summarizes certain characteristics as of June 30, 2014 of the loans underlying our purchased MSR:

June 30, 2014
Unpaid principal balance (in thousands)	$7,527,736
Number of loans	35,195
Average Loan Size (in thousands)	$214
Average Loan Age (months)	17
Average Coupon	3.80%
Average Original Loan-to-Value	75%
Average Original FICO	761
60+ delinquencies	0.05%

Repurchase Financing and Hedging

At June 30, 2014 and December 31, 2013, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$4,139,217	0.38%	115	$5,935,610	0.43%	96
Non-agency securities	639,133	1.73%	28	647,068	1.79%	33
Treasury securities	220,828	0.09%	18	575,514	0.07%	2
Total repurchase agreements	$4,999,178	0.54%	100	$7,158,192	0.52%	83

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$1,871,454	0.70%	13	$3,047,986	0.60%	14
> 1 to ≤ 2 months	1,043,426	0.41%	48	816,960	0.55%	45
> 2 to ≤ 3 months	661,703	0.48%	77	1,506,888	0.52%	77
> 3 to ≤ 6 months	530,923	0.57%	136	621,124	0.54%	135
> 6 to ≤ 9 months	113,212	0.50%	207	147,729	0.49%	249
> 9 to ≤ 12 months	305,607	0.47%	334	191,991	0.50%	321
> 12 months	252,025	0.57%	672	250,000	0.59%	853
Total	4,778,350	0.56%	103	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	220,828	0.09%	18	575,514	0.07%	2
Total repurchase agreements	$4,999,178	0.54%	100	$7,158,192	0.52%	83
As of June 30, 2014 and December 31, 2013, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

June 30, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$940,000	$(8,690)	1.00%	0.23%	1.6
> 3 to ≤ 5 years	1,075,000	239	1.58%	0.23%	4.2
> 5 to ≤ 7 years	1,050,000	(8,591)	2.44%	0.23%	6.1
> 7 years	1,000,000	(19,615)	3.16%	0.23%	8.5
Total	$4,065,000	$(36,657)	2.06%	0.23%	5.1

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.5 years from June 30, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.22% and 1.18% as of June 30, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

The following tables present certain information about our interest rate swaption agreements as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,027	$3,031	0.1	$125,000	2.42%	6.8
> 3 to ≤ 12 months	—	—	0.0	—	—%	—
>12 to ≤ 24 months	2,580	883	1.6	150,000	3.98%	6.3
> 24 months	3,426	4,039	3.4	125,000	3.20%	5.0
Total / weighted average	$10,033	$7,953	1.7	$400,000	3.25%	6.1

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

RESULTS OF OPERATIONS

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed herein include certain non-GAAP financial information, including "net spread and dollar roll income" (which includes the periodic interest rate costs of our interest rate swaps, TBA dollar roll income and dividends from REIT equity securities reported in other gains (losses), net in our consolidated statements of operations) and “estimated taxable income” and certain financial metrics derived from non-GAAP information, such as “cost of funds” and “estimated undistributed taxable income.” By providing users of our financial information with such measures in addition to the related GAAP measures, we intend to provide users greater transparency into the information used by our management in its financial and operational decision-making. We believe net spread and dollar roll income is meaningful information to consider as it incorporates the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs and presents our current financial performance without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations. We present estimated taxable income and estimated undistributed taxable income, as this information is directly related to the amount of dividends we will be required to distribute over time in order to maintain our REIT qualification status. However, because each of these non-GAAP disclosures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly titled measures provided by other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

The table below presents our consolidated statements of operations during the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Agency securities	$31,459	$51,053	$65,731	$91,236
Non-agency securities	15,502	12,731	31,470	24,024
Other	77	143	133	234
Interest expense	(7,256)	(9,113)	(15,401)	(17,149)
Net interest income	39,782	54,814	81,933	98,345

Servicing:
Servicing income	11,389	—	20,953	—
Servicing expense	(14,426)	—	(28,648)	—
Net servicing loss	(3,037)	—	(7,695)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	4,052	(20,979)	(9,081)	(12,305)
Realized gain on non-agency securities, net	12,983	8,307	14,392	9,726
Realized loss on periodic settlements of interest rate swaps, net	(5,227)	(10,045)	(10,174)	(17,779)
Realized gain (loss) on other derivatives and securities, net	11,560	23,865	(10,468)	21,417
Unrealized gain (loss) on agency securities, net	78,336	(292,864)	145,893	(371,704)
Unrealized gain (loss) on non-agency securities, net	2,018	(23,751)	9,848	6,727
Unrealized gain (loss) on other derivatives and securities, net	(49,211)	213,307	(68,305)	198,056
Unrealized loss on mortgage servicing rights	(529)	—	(629)	—
Total other gains (losses), net	53,982	(102,160)	71,476	(165,862)

Expenses:
Management fees	4,377	5,079	8,625	9,523
General and administrative expenses	1,846	1,928	3,676	3,705
Total expenses	6,223	7,007	12,301	13,228

Income (loss) before excise tax	84,504	(54,353)	133,413	(80,745)
Excise tax	207	—	356	177
Net income (loss)	84,297	(54,353)	133,057	(80,922)
Dividend on preferred stock	(484)	—	(484)	—
Net income (loss) available (attributable) to common shareholders	$83,813	$(54,353)	$132,573	$(80,922)

Weighted average number of common shares outstanding—basic and diluted	51,142	57,982	51,207	52,754

Net income (loss) per common share—basic and diluted	$1.64	$(0.94)	$2.59	$(1.53)

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency RMBS during the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,851,241	2.59%	$31,459	$7,288,238	2.80%	$51,053
Non-agency RMBS	927,830	6.68%	15,502	751,723	6.77%	12,731
Total	$5,779,071	3.25%	$46,961	$8,039,961	3.17%	$63,784

	For the Six Months Ended June 30,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$5,225,699	2.52%	$65,731	$6,652,866	2.74%	$91,236
Non-agency RMBS	924,972	6.80%	31,470	686,958	6.99%	24,024
Total	$6,150,671	3.16%	$97,201	$7,339,824	3.14%	$115,260
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30, 2014 vs 2013			For the Six Months Ended June 30, 2014 vs 2013
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase / (Decrease)	Volume	Yield	Increase / (Decrease)	Volume	Yield
Agency RMBS	$(19,594)	$(16,004)	$(3,590)	$(25,505)	$(18,559)	$(6,946)
Non-agency RMBS	2,771	2,938	(167)	7,446	8,080	(634)
Total	$(16,823)	$(13,066)	$(3,757)	$(18,059)	$(10,479)	$(7,580)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(19.6) million due mainly to reduced average balances and, to a lesser extent, 0.21% lower average yields during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Interest income on non-agency RMBS increased by $2.8 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to an increase in average balances.
Interest income on agency RMBS decreased by $(25.5) million due mainly to reduced average balances and, to a lesser extent, 0.22% lower average yields during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Interest income on non-agency RMBS increased by $7.4 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to an increase in average balances.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency RMBS of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8% and 7% as of June 30, 2014 and December 31, 2013, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 8.3% and 7.4% for the three months ended June 30, 2014 and 2013, respectively, and 6.9% for the six months ended June 30, 2014 and 2013, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(7.9) million and $(9.4) million during the three months ended June 30, 2014 and 2013, respectively, and $(18.7) million and $(18.3) million for the six months ended June 30, 2014 and 2013, respectively. The change in our weighted average CPR estimates resulted in the recognition of approximately $0.3 million and $3.1 million "catch up" premium amortization benefit (expense) during the three months ended June 30, 2014 and 2013, respectively, and $(1.1) million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. The amortized cost basis of our agency RMBS portfolio was 104.5% and 104.4% of par value, and the net unamortized premium balance of our aggregate agency RMBS portfolio was $194.9 million and $246.6 million, as of June 30, 2014 and December 31, 2013, respectively.
At the time we purchase non-agency RMBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency RMBS includes discount accretion of $9.7 million and $7.8 million during the three months ended June 30, 2014 and 2013, respectively, and $20.3 million and $14.9 million for the six months ended June 30, 2014 and 2013, respectively. The weighted average cost basis of the non-agency portfolio was 64.2% and 60.7% of par as of June 30, 2014 and December 31, 2013, respectively. The total net discount remaining was $533.8 million and $599.8 million, with $184.4 million and $235.0 million designated as credit reserves as of June 30, 2014 and December 31, 2013, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.2x and 5.1x our stockholders’ equity less investments in RCS and REIT equity securities as of June 30, 2014 and December 31, 2013, respectively. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unleveraged basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our net position of TBA commitments should also be considered when determining our effective leverage. While TBA commitments are treated as derivatives under GAAP and thus not included in our actual leverage calculations, they do carry similar risks to agency security purchases on our consolidated balance sheets. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the quarterly periods since June 30, 2013 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
September 30, 2013	$8,298,648	$8,689,551	$8,352,628	0.51%	6.8x	7.0x	5.7x
June 30, 2013	$7,083,080	$7,697,739	$7,632,711	0.52%	5.1x	6.3x	6.4x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

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

Our average leverage and leverage as of period end included in the table above does not include the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2014, we had a net long TBA position with a notional value of $1.1 billion and an underlying cost basis of $1.2 billion. Our total at risk leverage including the effect of net TBA positions is shown as the adjusted leverage as of period end in the table above.
Interest Expense and Cost of Funds
Interest expense of $7.3 million and $9.1 million for the three months ended June 30, 2014 and 2013, respectively, and $15.4 million and $17.1 million for the six months ended June 30, 2014 and 2013, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $5.2 million and $10.0 million for the three months ended June 30, 2014 and 2013, respectively, and $10.2 million and $17.8 million for the six months ended June 30, 2014 and 2013, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The table below presents our average adjusted cost of funds during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,
	2014			2013
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$5,062,594	0.57%	$7,256	$7,083,080	0.52%	$9,113
Interest rate swaps	$2,127,500	0.42%	5,227	$3,590,000	0.56%	10,045
Total adjusted cost of funds		0.99%	$12,483		1.08%	$19,158

	For the Six Months Ended June 30,
	2014			2013
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$5,410,538	0.57%	$15,401	$6,459,031	0.54%	$17,149
Interest rate swaps	$2,093,571	0.38%	10,174	$3,318,571	0.55%	17,779
Total adjusted cost of funds		0.95%	$25,575		1.09%	$34,928
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30, 2014 vs 2013			For the Six Months Ended June 30, 2014 vs 2013
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase / (Decrease)	Volume	Rate	Increase / (Decrease)	Volume	Rate
Repurchase agreements	$(1,857)	$(2,933)	$1,076	$(1,748)	$(3,144)	$1,396
Interest rate swaps	(4,818)	(2,962)	(1,856)	(7,605)	(4,130)	(3,475)
Total adjusted cost of funds	$(6,675)	$(5,895)	$(780)	$(9,353)	$(7,274)	$(2,079)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The $(6.7) million decrease in our adjusted cost of funds for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was attributable to a combination of lower average repurchase agreement balances and interest rate swap rates and effective notional amounts, partially offset by a 0.05% increase in repurchase agreement rates.
The $(9.4) million decrease in our adjusted cost of funds for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was attributable to a combination of lower average effective swap rates and notional amounts and repurchase agreement balances, partially offset by a 0.03% increase in repurchase agreement rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three and six months ended June 30, 2014 (dollars in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Servicing fee income	$7,502	$13,325
Incentive, ancillary and other income	3,887	7,628
Servicing income	11,389	20,953

Employee compensation and benefit costs	7,898	16,675
Facility costs	3,347	6,280
Realization of cash flows from MSR	879	1,102
Other servicing costs	2,302	4,591
Servicing expense	14,426	28,648

Net servicing loss	$(3,037)	$(7,695)

As of June 30, 2014, RCS managed a servicing portfolio of approximately 86,000 loans, representing approximately $17 billion in unpaid principal balance. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and six months ended June 30, 2014 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the non-agency RMBS portfolio. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors. During this period, we also increased our net long TBA position through TBA dollar roll transactions, a form of off-balance sheet financing.
The following table is a summary of our net realized gains and losses on agency RMBS during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from agency RMBS sold	$335,176	$1,406,984	$1,667,076	$3,280,218
Increase (decrease) in receivable for agency RMBS sold	116,535	40,755	(492,111)	162,571
Less agency RMBS sold, at cost	(447,659)	(1,468,718)	(1,184,046)	(3,455,094)
Net realized gain (loss) on sale of agency RMBS	$4,052	$(20,979)	$(9,081)	$(12,305)

Gross realized gains on sale of agency RMBS	$6,260	$4,096	$7,830	$18,723
Gross realized losses on sale of agency RMBS	(2,208)	(25,075)	(16,911)	(31,028)
Net realized gain (loss) on sale of agency RMBS	$4,052	$(20,979)	$(9,081)	$(12,305)
The following table is a summary of our net realized gains on non-agency RMBS during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from non-agency RMBS sold	$250,548	$107,954	$295,211	$119,379
Decrease in receivable for non-agency RMBS sold	(4,743)	—	—	—
Less: non-agency RMBS sold, at cost	(232,822)	(99,647)	(280,819)	(109,653)
Net realized gain on sale of non-agency RMBS	$12,983	$8,307	$14,392	$9,726

Gross realized gain on sale of non-agency RMBS	$16,886	$9,288	$18,295	$10,707
Gross realized loss on sale of non-agency RMBS	(3,903)	(981)	(3,903)	(981)
Net realized gain on sale of non-agency RMBS	$12,983	$8,307	$14,392	$9,726

Unrealized net gains of $78.3 million and $145.9 million on agency RMBS for the three and six months ended June 30, 2014 and 2013, respectively, and unrealized net gains of $2.0 million and $9.8 million on non-agency RMBS for the three and six months ended June 30, 2014 and 2013, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Realized loss on periodic settlements of interest rate swaps, net	$(5,227)	$(10,045)	$(10,174)	$(17,779)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$—	$—	$68	$—
Interest rate swaptions	(2,164)	(1,276)	(16,832)	(3,432)
TBA securities	14,821	19,355	5,992	19,386
U.S. Treasury securities	1,711	(1,070)	2,758	(1,070)
U.S. Treasury futures	(3,203)	2,703	(3,977)	2,703
U.S. Treasury securities sold short	(4,417)	4,153	(5,964)	3,830
REIT equity investments	4,812	—	7,487	—
Total realized gain (loss) on other derivatives and securities, net	$11,560	$23,865	$(10,468)	$21,417
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$(50,038)	$179,433	$(78,202)	$177,518
Interest rate swaptions	(1,885)	44,608	(8,368)	43,896
TBA securities	12,747	(57,385)	11,918	(53,528)
Mortgage options	(140)	—	(140)	—
U.S. Treasury securities	1,480	(10,651)	12,438	(10,651)
U.S. Treasury futures	(523)	7,187	(2,761)	7,187
U.S. Treasury securities sold short	(8,887)	50,115	(5,067)	33,634
REIT equity investments	(1,965)	—	1,877	—
Total unrealized gain (loss) on other derivatives and securities, net	$(49,211)	$213,307	$(68,305)	$198,056

Net unrealized and realized losses of $50.0 million on interest rate swaps and $4.0 million on interest rate swaptions during the three months ended June 30, 2014 and $78.1 million and $25.2 million, respectively, during the six months ended June 30, 2014 were due mainly to the decrease in longer-term swap interest rates during the period. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our equity. Our equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.4 million and $5.1 million during the three months ended June 30, 2014 and 2013, respectively, and $8.6 million and $9.5 million during the six months ended June 30, 2014 and 2013, respectively. The period-over-period decrease was primarily a function of our share repurchases and net realized losses on sales of agency RMBS and settlement, expiration or termination of our derivative instruments.
General and administrative expenses were $1.8 million and $1.9 million during the three months ended June 30, 2014 and 2013, respectively, and $3.7 million during both the six months ended June 30, 2014 and 2013. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.13% and 2.04% for the three months ended June 30, 2014 and 2013, respectively, and 2.16% and 2.12% for the six months ended June 30, 2014 and 2013, respectively.

Dividends and Income Taxes

We had estimated taxable income of $23.4 million and $44.1 million (or $0.45 and $0.76 per common share) for the three months ended June 30, 2014 and 2013, respectively, and $54.5 million and $81.9 million (or $1.06 and $1.55 per common share) for the six months ended June 30, 2014 and 2013, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$84,297	$(54,353)	$133,057	$(80,922)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(78,336)	292,864	(145,893)	371,704
Non-agency RMBS	(2,018)	23,751	(9,848)	(6,727)
Derivatives and other securities	49,740	(213,307)	68,934	(198,056)
Premium amortization, net	(4,232)	(5,730)	(5,954)	(3,866)
Capital losses in excess of capital gains (1)	(34,583)	—	(15,081)	—
Realized gains (losses), net (1)	5,323	953	21,235	(407)
Other	3,244	(36)	8,051	170
Total book to tax difference	(60,862)	98,495	(78,556)	162,818
Estimated taxable income	23,435	44,142	54,501	81,896
Dividend on preferred stock	(484)	—	(484)	—
Estimated taxable income available to common shareholders	$22,951	$44,142	$54,017	$81,896

Weighted average number of common shares outstanding - basic and diluted	51,142	57,982	51,207	52,754

Estimated taxable income per common share	$0.45	$0.76	$1.06	$1.55
Estimated cumulative undistributed REIT taxable income per common share	$0.53	$0.43	$0.53	$0.43

Beginning cumulative non-deductible capital losses	$214,570	$—	$195,068	$—
Current period net capital loss (gain)	(34,583)	—	(15,081)	—
Ending cumulative non-deductible capital losses	$179,987	$—	$179,987	$—
Ending cumulative non-deductible capital losses per common share	$3.52	$—	$3.52	$—
——————

(1)
Our estimated taxable income for the three and six months ended June 30, 2014 excludes $0.68 per common share and $0.30 per common share, respectively, of estimated net capital gains in excess of capital losses, which are not included in our ordinary taxable income but are applied against previously recognized net capital losses, as well as $0.03 per common share and $0.06 per common share, respectively, of gains on terminated swaps and $0.04 per common share and $0.31 per common share, respectively, of gains on terminated or expired swaptions, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per common share is primarily a function of a decline in estimated taxable net gains on investments and hedging instruments and, to a lesser extent, lower net spread income.
We declared dividends of $0.65 and $0.80 per common share for the three months ended June 30, 2014 and 2013, respectively, and $1.30 and $1.70 per common share for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, we had an estimated $27.0 million (or $0.53 per common share) of undistributed taxable income, net of the dividend payable as of June 30, 2014 of $33.9 million. We have distributed all of our remaining 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We incurred an excise tax of $0.2 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of June 30, 2014, RCS had Federal net operating loss ("NOL") carryforwards of approximately $55.6 million which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of June 30, 2014 were approximately $24.1 million, with respect to which RCS has provided a full valuation allowance.

Key Statistics
The table below presents key statistics for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Ending agency securities, at fair value	$4,464,193	$7,777,532	$4,464,193	$7,777,532
Ending agency securities, at cost	$4,496,811	$8,011,964	$4,496,811	$8,011,964
Ending agency securities, at par	$4,301,864	$7,597,458	$4,301,864	$7,597,458
Average agency securities, at cost	$4,851,241	$7,288,238	$5,225,699	$6,652,866
Average agency securities, at par	$4,645,002	$6,869,169	$5,004,910	$6,284,188

Ending non-agency securities, at fair value	$1,051,140	$930,647	$1,051,140	$930,647
Ending non-agency securities, at cost	$957,207	$859,224	$957,207	$859,224
Ending non-agency securities, at par	$1,490,982	$1,500,219	$1,490,982	$1,500,219
Average non-agency securities, at cost	$927,830	$751,723	$924,972	$686,958
Average non-agency securities, at par	$1,484,770	$1,292,633	$1,497,411	$1,167,280

Net TBA portfolio - as of period end, at fair value	$1,167,645	$90,795	$1,167,645	$90,795
Net TBA portfolio - as of period end, at cost	$1,154,708	$147,236	$1,154,708	$147,236
Average net TBA portfolio, at cost	$865,738	$3,378,283	$277,417	$2,069,802

Average total assets, at fair value	$7,205,796	$10,265,857	$7,507,289	$9,250,081
Average agency and non-agency repurchase agreements	$5,062,594	$7,083,080	$5,410,538	$6,459,031
Average stockholders' equity	$1,169,456	$1,379,448	$1,149,242	$1,258,813

Average coupon	2.95%	3.20%	2.94%	3.19%
Average asset yield	3.25%	3.17%	3.16%	3.14%
Average cost of funds (1)	0.99%	1.08%	0.95%	1.09%
Average net interest rate spread	2.26%	2.09%	2.21%	2.05%
Average net interest rate spread, including estimated dollar roll income (2)	2.32%	2.30%	2.26%	2.61%
Average coupon as of period end	2.93%	3.10%	2.93%	3.10%
Average asset yield as of period end	3.33%	3.10%	3.33%	3.10%
Average cost of funds as of period end	1.02%	1.16%	1.02%	1.16%
Average net interest rate spread as of period end	2.31%	1.94%	2.31%	1.94%
Average actual CPR for agency securities held during the period	8.3%	7.4%	6.9%	6.9%
Average projected life CPR for agency securities as of period end	7.5%	6.3%	7.5%	6.3%

Leverage - average during the period (3)	4.8x	5.1x	5.2x	5.1x
Leverage - average during the period, including net TBA position	5.6x	7.6x	5.4x	6.8x
Leverage - as of period end (4)	4.2x	6.3x	4.2x	6.3x
Leverage - as of period end, including net TBA position	5.2x	6.4x	5.2x	6.4x

Expenses % of average total assets - annualized	0.3%	0.3%	0.3%	0.3%
Expenses % of average stockholders' equity - annualized	2.1%	2.0%	2.2%	2.1%
Net book value per common share as of period end	$22.73	$22.63	$22.73	$22.63
Dividends declared per common share	$0.65	$0.80	$1.30	$1.70
Net return on average stockholders' equity	28.9%	(15.8)%	23.4%	(13.0)%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

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

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Agency RMBS	$31,459	$51,053	$65,731	$91,236
Non-agency RMBS and other	15,579	12,874	31,603	24,258
Interest expense	(7,256)	(9,113)	(15,401)	(17,149)
Net interest income	39,782	54,814	81,933	98,345
Dividend income from investments in REIT equity securities (1)	732	—	1,840	—
Realized loss on periodic settlements of interest rate swaps, net	(5,227)	(10,045)	(10,174)	(17,779)
Adjusted net interest income	35,287	44,769	73,599	80,566
Management fees and general and administrative expenses	(6,223)	(7,007)	(12,301)	(13,228)
Net spread income	29,064	37,762	61,298	67,338
Dollar roll income	8,030	23,214	6,206	31,248
Net spread and dollar roll income	37,094	60,976	67,504	98,586
Dividend on preferred stock	(484)	—	(484)	—
Net spread and dollar roll income available to common shareholders	$36,610	$60,976	$67,020	$98,586

Weighted average number of common shares outstanding	51,142	57,982	51,207	52,754

Net spread income per common share	$0.56	$0.65	$1.20	$1.28
Net spread and dollar roll income per common share	$0.72	$1.05	$1.32	$1.87
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income per common share fell $0.33 and $0.55 for the three and six months ended June 30, 2014 and 2013, respectively, due primarily to a reduction in leverage, including our net TBA position.

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
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during the six months ended June 30, 2014, we repurchased approximately $4.2 million of our stock under our stock repurchase program as our stock was trading at a meaningful discount to our estimated net asset value per common share.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any shares of our common stock during the three months ended June 30, 2014. During the six months ended June 30, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of June 30, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2014, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three and six months ended June 30, 2014.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency RMBS pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency RMBS, our leverage ratio was 4.2x and 5.9x the amount of our stockholders’ equity less our investments in RCS and REIT equity securities as of June 30, 2014 and December 31, 2013, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.

To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of June 30, 2014, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 17% of our equity at risk as of June 30, 2014.

As of June 30, 2014, borrowings of $4.1 billion and $639.1 million, with weighted average remaining days to maturity of 115 days and 28 days, were secured by agency and non-agency RMBS, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2014. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2014.

	June 30, 2014
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	67%
Asia	5	15%
Europe	10	18%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended June 30, 2014, haircuts on our pledged collateral remained stable and as of June 30, 2014, our weighted average haircut on agency and non-agency RMBS held as collateral were approximately 5% and 26%, respectively.
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
As of June 30, 2014, we had met all margin requirements and had unrestricted cash and cash equivalents of $200.0 million and unpledged securities of approximately $393.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2014.
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

Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2014 and the related activity for the three months ended June 30, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity, as of June 30, 2014.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2014, our total "at risk" leverage, net of unsettled securities, was 5.2x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of June 30, 2014, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $1.2 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2014, approximately 89% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
June 30, 2014
+100 basis points	(6.7)%	(1.6)%	(9.4)%
+50 basis points	(3.4)%	(0.7)%	(4.3)%
-50 basis points	4.4%	0.4%	2.6%
-100 basis points	4.2%	0.2%	1.0%
December 31, 2013
+100 basis points	(18.2)%	(1.3)%	(7.2)%
+50 basis points	(9.1)%	(0.7)%	(3.8)%
-50 basis points	10.1%	0.9%	4.9%
-100 basis points	10.3%	1.6%	8.6%

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

The change in our interest rate sensitivity as of June 30, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.5 years based on interest rates and RMBS prices as of both June 30, 2014 and December 31, 2013. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2014
-25 basis points	1.2%	7.1%
-10 basis points	0.5%	2.8%
+10 basis points	(0.5)%	(2.8)%
+25 basis points	(1.2)%	(7.1)%
December 31, 2013
-25 basis points	1.2%	6.2%
-10 basis points	0.5%	2.5%
+10 basis points	(0.5)%	(2.5)%
+25 basis points	(1.2)%	(6.2)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency RMBS and cash. As of June 30, 2014, we had unrestricted cash and cash equivalents of $200.0 million and unpledged securities of approximately $393.0 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation, nor to our knowledge, is any material litigation threatened against us or any consolidated subsidiary.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as described below.

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

We may be subject to representation and warranty risk and counterparty exposure risk in connection with our acquisition of MSR and this risk could adversely impact our financial performance.

When engaging in MSR acquisitions, we typically acquire MSR subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSR. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss, or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans. As such, the applicable investor will have direct recourse to us for such origination and / or prior servicing issues. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the MSR, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses that could adversely impact our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
*3.1
American Capital Mortgage Investment Corp. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*3.2
American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 to Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Form S-11 (Registration Statement No. 333-173238), filed July 20, 2011.

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

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-A (File No. 001-35260), filed May 16, 2014.

†*10.1	American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, incorporated herein by reference to Appendix 1 to Schedule 14A (File No. 001-35260), filed March 18, 2014.

†10.2	Form of Restricted Stock Unit Agreement for independent directors, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*        Previously filed
**        This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Mortgage Investment Corp.

By:	/s/ MALON WILKUS
Malon Wilkus
Chief Executive Officer and Chair of the Board

Date: August 7, 2014