Form 10-Q
period 2014-09-30
American Capital Mortgage Investment Corp.
filed 2014-11-06
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2014 was 51,142,063.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $4,057,574 and $5,618,735, respectively)	$4,259,763	$5,641,682
Non-agency securities, at fair value (including pledged securities of $845,861 and $899,176, respectively)	1,075,867	1,011,217
REIT equity securities, at fair value	—	38,807
Treasury securities, at fair value (including pledged securities of $460,333 and $571,145, respectively)	467,201	637,342
Cash and cash equivalents	204,938	206,398
Restricted cash and cash equivalents	88,161	21,005
Interest receivable	14,523	20,620
Derivative assets, at fair value	32,948	108,221
Receivable for securities sold	49,131	608,646
Receivable under reverse repurchase agreements	745,443	22,736
Mortgage servicing rights, at fair value	100,314	15,608
Other assets	45,638	65,583
Total assets	$7,083,927	$8,397,865
Liabilities:
Repurchase agreements	$4,921,812	$7,158,192
Payable for agency and non-agency securities purchased	98,671	—
Derivative liabilities, at fair value	48,742	11,327
Dividend payable	34,359	33,381
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	742,642	22,530
Accounts payable and other accrued liabilities	45,424	69,715
Total liabilities	5,891,650	7,295,145
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares (aggregate liquidation preference of $55,000) and 0 shares issued and outstanding, respectively	53,039	—
Common stock, $0.01 par value; 300,000 shares authorized, 51,142 and 51,356 shares issued and outstanding, respectively	511	514
Additional paid-in capital	1,198,324	1,201,826
Retained deficit	(59,597)	(99,620)
Total stockholders’ equity	1,192,277	1,102,720
Total liabilities and stockholders’ equity	$7,083,927	$8,397,865
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Agency securities	$27,208	$54,587	$92,939	$145,823
Non-agency securities	16,324	15,847	47,794	39,871
Other	114	77	247	311
Interest expense	(6,407)	(10,949)	(21,808)	(28,098)
Net interest income	37,239	59,562	119,172	157,907

Servicing:
Servicing income	13,081	—	34,034	—
Servicing expense	(16,213)	—	(44,861)	—
Net servicing loss	(3,132)	—	(10,827)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	685	(71,179)	(8,396)	(83,484)
Realized gain on non-agency securities, net	17,403	5,884	31,795	15,610
Realized loss on periodic settlements of interest rate swaps, net	(5,226)	(14,449)	(15,400)	(32,228)
Realized gain on other derivatives and securities, net	13,704	65,258	3,236	86,675
Unrealized gain (loss) on agency securities, net	(18,446)	80,894	127,447	(290,810)
Unrealized gain (loss) on non-agency securities, net	(21,103)	(424)	(11,255)	6,303
Unrealized gain (loss) on other derivatives and securities, net	(3,303)	(105,138)	(71,608)	92,918
Unrealized loss on mortgage servicing rights	(3,076)	—	(3,705)	—
Total other gains (losses), net	(19,362)	(39,154)	52,114	(205,016)

Expenses:
Management fees	4,544	4,725	13,169	14,248
General and administrative expenses	1,908	1,781	5,584	5,486
Total expenses	6,452	6,506	18,753	19,734

Income (loss) before excise tax	8,293	13,902	141,706	(66,843)
Excise tax	—	200	356	377
Net income (loss)	8,293	13,702	141,350	(67,220)
Dividend on preferred stock	(1,117)	—	(1,601)	—
Net income (loss) available (attributable) to common shareholders	$7,176	$13,702	$139,749	$(67,220)

Net income (loss) per common share — basic and diluted	$0.14	$0.25	$2.73	$(1.26)

Weighted average number of common shares outstanding — basic	51,142	54,515	51,185	53,348
Weighted average number of common shares outstanding — diluted	51,158	54,515	51,192	53,348

Dividend declared per common share	$0.65	$0.70	$1.95	$2.40
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(67,220)	(67,220)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Issuance of restricted stock	—	—	8	—	—	—	—
Repurchase of common stock	—	—	(6,070)	(61)	(123,996)	—	(124,057)
Stock-based compensation	—	—	—	—	100	—	100
Common dividends declared	—	—	—	—	—	(134,963)	(134,963)
Balance, September 30, 2013	—	$—	52,902	$529	$1,231,797	$(48,989)	$1,183,337

Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	141,350	141,350
Issuance of preferred stock	2,200	53,039	—	—	—	—	53,039
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	703	—	703
Preferred dividends declared	—	—	—	—	—	(1,601)	(1,601)
Common dividends declared	—	—	—	—		(99,726)	(99,726)
Balance, September 30, 2014	2,200	$53,039	51,142	$511	$1,198,324	$(59,597)	$1,192,277
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,350	$(67,220)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	26,586	31,141
Accretion of net discount on non-agency securities	(30,486)	(25,390)
Realization of cash flows from MSR	2,830	—
Unrealized loss (gain) on securities and derivatives, net	(40,879)	191,589
Realized loss on agency securities, net	8,396	83,484
Realized gain on non-agency securities, net	(31,795)	(15,610)
Realized loss (gain) on other derivatives and securities, net	14,004	(54,447)
Stock-based compensation	703	100
Decrease (increase) in interest receivable	6,097	(8,659)
Decrease in other assets	20,119	(2,305)
Increase (decrease) in accounts payable and other accrued liabilities	(855)	47,434
Net cash flows from operating activities	116,070	180,117
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(343,694)	(8,316,225)
Purchases of non-agency securities	(571,871)	(438,726)
Purchases of MSR, net of purchase price adjustments	(87,820)	—
Proceeds from sale of agency securities	2,067,118	5,356,680
Proceeds from sale of non-agency securities	461,415	160,405
Principal collections on agency securities	418,891	507,922
Principal collections on non-agency securities	87,087	79,113
Net payments on reverse repurchase agreements	(722,707)	418,888
Purchases of U.S. Treasury securities	(1,909,460)	(7,208,703)
Proceeds from sale of U.S. Treasury securities	2,806,869	5,982,222
Proceeds from terminations of interest rate swaptions	17,525	42,638
Payment of premiums for interest rate swaptions	(1,552)	(46,362)
Increase in restricted cash	(67,156)	(8,232)
Other investing cash flows, net	15,896	4,965
Net cash flows from (used in) investing activities	2,170,541	(3,465,415)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(100,522)	(130,300)
Proceeds from preferred stock offerings, net of offering costs	53,039	—
Proceeds from common stock offerings, net of offering costs	—	583,915
Net payments for repurchase of common shares	(4,208)	(124,057)
Proceeds from repurchase agreements	26,437,702	61,974,922
Repayments on repurchase agreements	(28,674,082)	(58,972,367)
Net cash flows from (used in) financing activities	(2,288,071)	3,332,113
Net increase (decrease) in cash and cash equivalents	(1,460)	46,815
Cash and cash equivalents at beginning of the period	206,398	157,314
Cash and cash equivalents at end of period	$204,938	$204,129
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

Mortgage Servicing Rights, at Fair Value

Our MSR represent the right to service mortgage loans for a servicing fee. MSR are reported at fair value on our consolidated balance sheets, with changes in fair value related to changes in valuation inputs and assumptions reported as unrealized loss on MSR on the consolidated statements of operations. Servicing fees, incentive fees and ancillary income are reported within servicing income on the consolidated statements of operations. The related servicing expenses and realization of cash flows related to underlying loan repayments, net of recoveries of contractual prepayment protection, are recorded in servicing expenses on the consolidated statements of operations. See Note 10 - Mortgage Servicing Rights for further discussion on MSR.

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

We may be obligated to fund advances of principal and interest payments due to third party owners of the loans but not yet received from the individual borrowers. We may also be obligated to fund advances of real estate taxes and insurance, protective advances to preserve the value of the underlying property, and expenses associated with remedial action in respect of defaulted loans. These servicing advances are reported within other assets on the consolidated balance sheets.

REIT Equity Securities, at Fair Value

REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominately in agency RMBS. We designate our investments in REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets with changes in fair value recorded in unrealized gain (loss) on other derivatives and securities, net on the accompanying consolidated statements of operations. Dividend income from REIT equity securities is recorded in realized gain on other derivatives and securities, net.

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

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements

From time to time we borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are reset daily.
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

The payment of periodic settlements of net interest on interest rate swaps is reported in realized loss on periodic settlements of interest rate swaps, net in our consolidated statements of operations. Cash payments received or paid for the early termination of an interest rate swap agreement are recorded as realized gain on other derivatives and securities, net in our consolidated statements of operations. Changes in fair value of our interest rate swap agreements are reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

Interest rate swaptions

We purchase interest rate swaptions to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio. The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay or receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid and reported in realized gain on other derivatives and securities, net in our consolidated statements of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized gain on other derivatives and securities, net in our consolidated statements of operations.

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

We account for all TBA contracts as derivatives since we cannot assert that it is probable at the inception and throughout the term of the contract that it will not settle net and will result in physical delivery of an agency security when it is issued. A TBA dollar roll transaction is a series of derivative transactions. The net settlement of a TBA contract is reported as realized gain on other derivatives and securities, net and changes in the fair value of our TBA contracts are reported as unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

We estimate the fair value of TBA securities based on similar methods used to value our agency RMBS.

Forward commitments to purchase or sell specified securities

We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Such forward commitments usually require physical settlement. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified agency RMBS and settlement extends beyond established market conventions. Realized gains and losses associated with forward commitments are recognized in realized gain on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.

We estimate the fair value of forward commitments to purchase or sell specified RMBS based on methods used to value our RMBS, as well as the remaining length of time of the forward commitment.

U.S. Treasury securities

We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. Realized gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in realized gain on other derivatives and securities, net, and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency RMBS:
Par value	$3,356,063	$772,754	$—	$4,128,817
Unamortized premium	143,203	38,808	—	182,011
Amortized cost	3,499,266	811,562	—	4,310,828
Gross unrealized gains	12,351	3,715	—	16,066
Gross unrealized losses	(54,226)	(12,905)	—	(67,131)
Agency RMBS, at fair value	$3,457,391	$802,372	$—	$4,259,763

Weighted average coupon as of September 30, 2014	3.37%	3.50%	—%	3.39%
Weighted average yield as of September 30, 2014	2.56%	2.69%	—%	2.59%
Weighted average yield for the three months ended September 30, 2014	2.49%	2.61%	—%	2.52%
Weighted average yield for the nine months ended September 30, 2014	2.50%	2.61%	2.12%	2.52%

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,185,822	$13,567	$(67,131)	$4,132,258
Adjustable rate	125,006	2,499	—	127,505
Total	$4,310,828	$16,066	$(67,131)	$4,259,763

	December 31, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Fixed-rate agency RMBS:
Par value	$4,461,621	$1,079,180	$32,792	$5,573,593
Unamortized premium	195,633	50,265	703	246,601
Amortized cost	4,657,254	1,129,445	33,495	5,820,194
Gross unrealized gains	4,230	1,570	568	6,368
Gross unrealized losses	(150,447)	(34,433)	—	(184,880)
Fixed-rate agency RMBS, at fair value	$4,511,037	$1,096,582	$34,063	$5,641,682

Weighted average coupon as of December 31, 2013	3.33%	3.44%	3.00%	3.35%
Weighted average yield as of December 31, 2013	2.53%	2.67%	2.12%	2.56%
Weighted average yield for the year ended December 31, 2013	2.69%	2.87%	2.22%	2.72%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$5,358,579	$3,678	$(184,565)	$5,177,692
Adjustable rate	461,615	2,690	(315)	463,990
Total	$5,820,194	$6,368	$(184,880)	$5,641,682

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of September 30, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in thousands):

	September 30, 2014				December 31, 2013
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$—	$—	—%	—%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,457,026	1,462,276	2.14%	3.08%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	2,763,147	2,808,772	2.81%	3.55%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	39,590	39,780	3.19%	3.64%	5,241	5,600	2.96%	3.50%
Total	$4,259,763	$4,310,828	2.59%	3.39%	$5,641,682	$5,820,194	2.56%	3.35%
As of September 30, 2014 and December 31, 2013, none of our agency RMBS had an estimated weighted average life of less than 3.4 years and 2.1 years, respectively. As of September 30, 2014 and December 31, 2013, the estimated weighted average life of our agency security portfolio was 7.1 years and 6.1 years, respectively, which incorporates anticipated future prepayment assumptions. As of September 30, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from agency RMBS sold	$400,042	$2,076,462	$2,067,118	$5,356,680
Increase (decrease) in receivable for agency RMBS sold	(77,918)	39,397	(570,029)	201,968
Less agency RMBS sold, at cost	(321,439)	(2,187,038)	(1,505,485)	(5,642,132)
Net realized gain (loss) on sale of agency RMBS	$685	$(71,179)	$(8,396)	$(83,484)

Gross realized gains on sale of agency RMBS	$1,552	$241	$9,382	$18,965
Gross realized losses on sale of agency RMBS	(867)	(71,420)	(17,778)	(102,449)
Net realized gain (loss) on sale of agency RMBS	$685	$(71,179)	$(8,396)	$(83,484)

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements (1)
Fair value	$2,448,137	$1,608,806	$4,056,943
Accrued interest on pledged agency RMBS	6,688	4,378	11,066
Under Derivative Agreements
Fair value	631	—	631
Accrued interest on pledged agency RMBS	2	—	2
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,455,458	$1,613,184	$4,068,642

	December 31, 2013
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,492,566	$1,092,106	$34,063	$5,618,735
Accrued interest on pledged agency RMBS	12,287	3,078	82	15,447
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$4,504,853	$1,095,184	$34,145	$5,634,182
————————

(1)	Agency RMBS pledged do not include $14.9 million pledged under repurchase agreements related to securities sold but not yet settled as of September 30, 2014.
The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,643,365	$1,659,527	$4,609	$2,591,560	$2,672,502	$7,182
31 - 59 days	731,888	736,700	1,880	1,105,167	1,151,447	3,096
60 - 90 days	545,575	554,329	1,463	1,261,354	1,299,749	3,455
Greater than 90 days	1,136,115	1,155,824	3,114	660,654	673,560	1,714
Total	$4,056,943	$4,106,380	$11,066	$5,618,735	$5,797,258	$15,447

As of September 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.

Note 5. Non-Agency Securities
The following tables summarize our non-agency RMBS as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$257,128	$16,569	$(3,126)	$243,685	$(213,015)	$456,700	2.29%	6.56%
Alt-A	494,564	42,923	(3,512)	455,153	(178,394)	633,547	1.65%	6.99%
Option-ARM	168,928	13,123	(1,430)	157,235	(43,095)	200,330	0.49%	6.25%
Subprime	155,247	8,817	(533)	146,963	(39,711)	186,674	1.64%	5.51%
Total	$1,075,867	$81,432	$(8,601)	$1,003,036	$(474,215)	$1,477,251	1.69%	6.55%
————————

(1)	Coupon rates are floating, except for $2.7 million, $30.2 million and $50.0 million fair value of fixed-rate prime, Alt-A and subprime non-agency RMBS, respectively, as of September 30, 2014.

(2)
Prime non-agency RMBS include GSE credit risk transfer securities with $69.2 million in fair value and interest only investments with a fair value of $12.4 million and a current face value of $198.3 million as of September 30, 2014.

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

(2)
Prime non-agency RMBS include GSE credit risk transfer securities with $5.3 million in fair value and interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency RMBS at fair value, by their estimated weighted average life classifications as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$360,644	$342,486	6.06%	2.53%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	434,783	395,342	7.10%	1.31%	211,013	195,913	6.84%	2.38%
>7 years	280,440	265,208	6.36%	1.45%	596,269	536,418	7.70%	1.08%
Total	$1,075,867	$1,003,036	6.55%	1.69%	$1,011,217	$927,131	7.07%	1.46%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with the most stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $175.6 million as of September 30, 2014 are collateralized by loans that were originated between 2003 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of September 30, 2014, Prime securities also include $81.5 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting during 2012 and 2013. As of September 30, 2014, our Prime securities have both floating-rate and fixed-rate coupons ranging from 0.8% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 5.8%.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2014, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2014, our Option-ARM securities have coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 3.5%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2013 include fixed and floating rate, senior tranches in securitization trusts collateralized by residential mortgages originated from 2003 to 2007 that were originally considered to be of lower credit quality. As of September 30, 2014, our Subprime securities issued prior to 2013 have a fair value of $139.6 million with fixed and floating rate coupons ranging from 0.2% to 5.4% and have underlying collateral with weighted-average coupons ranging from 4.5% to 7.8%. Additionally, we have classified certain non-performing loans that were securitized in 2013 and 2014 as Subprime securities. These 2013 and 2014 securitizations are backed by loans originated during or before 2010 and, as of September 30, 2014, have a fair value of $15.6 million. As of September 30, 2014, our Subprime securities issued in 2013 and 2014 have fixed rate coupons ranging from 3.3% to 4.3% and have underlying collateral with weighted-average coupons ranging from 5.7% to 8.4%.

More than 98% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of September 30, 2014.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency RMBS during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from non-agency RMBS sold	$166,204	$41,026	$461,415	$160,405
Increase (decrease) in receivable for non-agency RMBS sold	10,514	—	10,514	—
Less: non-agency RMBS sold, at cost	(159,315)	(35,142)	(440,134)	(144,795)
Net realized gain on sale of non-agency RMBS	$17,403	$5,884	$31,795	$15,610

Gross realized gain on sale of non-agency RMBS	$18,436	$6,836	$36,731	$17,543
Gross realized loss on sale of non-agency RMBS	(1,033)	(952)	(4,936)	(1,933)
Net realized gain on sale of non-agency RMBS	$17,403	$5,884	$31,795	$15,610

Pledged Assets
Non-agency RMBS with a fair value of $0.8 billion and $0.9 billion were pledged as collateral under repurchase agreements as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by non-agency RMBS were due on demand or mature overnight.

The following table summarizes our non-agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$701,439	$649,382	$998	$547,087	$502,063	$857
31 - 59 days	90,035	79,064	66	70,478	68,622	57
60 - 90 days	38,367	34,275	41	64,873	58,091	55
Greater than 90 days	16,020	16,799	11	216,738	196,644	242
Total	$845,861	$779,520	$1,116	$899,176	$825,420	$1,211
————————

(1)	Non-agency RMBS pledged do not include $10.5 million pledged under repurchase agreements related to securities sold but not yet settled as of September 30, 2014.
Note 6. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2014 and December 31, 2013, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

At September 30, 2014 and December 31, 2013, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,814,485	0.39%	99	$5,935,610	0.43%	96
Non-agency securities	646,793	1.70%	22	647,068	1.79%	33
Treasury securities	460,534	0.02%	7	575,514	0.07%	2
Total repurchase agreements	$4,921,812	0.52%	80	$7,158,192	0.52%	83

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,113,444	0.67%	12	$3,047,986	0.60%	14
> 1 to ≤ 2 months	797,223	0.51%	50	816,960	0.55%	45
> 2 to ≤ 3 months	569,354	0.44%	77	1,506,888	0.52%	77
> 3 to ≤ 6 months	401,830	0.48%	137	621,124	0.54%	135
> 6 to ≤ 9 months	305,480	0.47%	242	147,729	0.49%	249
> 9 to ≤ 12 months	23,947	0.48%	290	191,991	0.50%	321
> 12 months	250,000	0.59%	580	250,000	0.59%	853
Total	4,461,278	0.58%	87	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	460,534	0.02%	7	575,514	0.07%	2
Total repurchase agreements	$4,921,812	0.52%	80	$7,158,192	0.52%	83
We had repurchase agreements with 33 and 31 financial institutions as of September 30, 2014 and December 31, 2013, respectively. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 18% of our equity at risk as of September 30, 2014.

We had agency RMBS with fair values of $4.1 billion and $5.6 billion and non-agency RMBS with fair values of $0.8 billion and $0.9 billion pledged as collateral against repurchase agreements, as of September 30, 2014 and December 31, 2013, respectively.
Note 7. Derivatives and Other Securities
In connection with our risk management strategy, we hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3 - Summary of Significant Accounting Policies.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Interest rate swaps	$20,480	$51,957
Interest rate swaptions	7,603	50,009
U.S. Treasury futures	1,196	3,399
TBA securities	3,662	2,856
Mortgage options	7	—
Derivative assets, at fair value	$32,948	$108,221

Interest rate swaps	$42,950	$9,490
TBA securities	5,730	1,837
Mortgage options	62	—
Derivative liabilities, at fair value	$48,742	$11,327

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(5,226)	$—	$13,445	$(14,449)	$53,365	$(53,588)
Interest rate swaptions	—	(719)	(514)	—	18,625	(32,498)
TBA securities	—	16,840	(15,004)	—	(42,505)	3,433
U.S. Treasuries	—	(222)	(145)	—	(12,716)	18,140
U.S. Treasury futures	—	(653)	559	—	6,650	(9,930)
Short sales of U.S. Treasuries	—	(2,964)	(377)	—	41,839	(30,695)
REIT equity investments	—	1,188	(1,375)	—	—	—
Mortgage options	—	234	108	—	—	—
Total	$(5,226)	$13,704	$(3,303)	$(14,449)	$65,258	$(105,138)

	For the Nine Months Ended September 30,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(15,400)	$68	$(64,757)	$(32,228)	$53,365	$123,930
Interest rate swaptions	—	(17,551)	(8,882)	—	15,193	11,398
TBA securities	—	22,832	(3,086)	—	(23,119)	(50,095)
U.S. Treasuries	—	2,536	12,293	—	(13,786)	7,489
U.S. Treasury futures	—	(4,630)	(2,202)	—	9,353	(2,743)
Short sales of U.S. Treasuries	—	(8,928)	(5,444)	—	45,669	2,939
REIT equity investments		8,675	502	—	—	—
Mortgage options	—	234	(32)		—	—
Total	$(15,400)	$3,236	$(71,608)	$(32,228)	$86,675	$92,918

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the nine months ended September 30, 2014 and 2013 (in thousands):

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2014 Notional Amount
Interest rate swaps	$3,240,000	875,000	(150,000)	$3,965,000
Interest rate swaptions	$2,100,000	275,000	(1,900,000)	$475,000
TBA securities	$(773,816)	15,525,174	(13,834,986)	$916,372
U.S. Treasuries	$656,000	832,570	(1,016,570)	$472,000
U.S. Treasury futures	$(150,000)	450,000	(450,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	1,085,500	(1,797,000)	$(734,500)
Mortgage options	$—	100,000	(200,000)	$(100,000)

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2013 Notional Amount
Interest rate swaps	$2,940,000	2,900,000	(1,450,000)	$4,390,000
Interest rate swaptions	$1,150,000	2,150,000	(1,100,000)	$2,200,000
TBA securities	$(522,188)	7,109,859	(8,195,521)	$(1,607,850)
U.S. Treasuries	$—	3,865,000	(3,005,000)	$860,000
U.S. Treasury futures	$—	500,000	(650,000)	$(150,000)
Short sales of U.S. Treasuries	$(425,000)	3,200,000	(2,775,000)	$—
Interest Rate Swap Agreements
As of September 30, 2014 and December 31, 2013, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of September 30, 2014 and December 31, 2013, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		September 30, 2014		December 31, 2013
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$1,350,000	$20,480	$2,275,000	$51,957
Interest rate swap liabilities	Derivative liabilities, at fair value	2,615,000	(42,950)	965,000	(9,490)
		$3,965,000	$(22,470)	$3,240,000	$42,467

September 30, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$840,000	$(5,339)	1.04%	0.23%	1.5
> 3 to ≤ 5 years	1,075,000	7,454	1.58%	0.23%	4.0
> 5 to ≤ 7 years	1,050,000	(3,235)	2.44%	0.23%	5.8
> 7 years	1,000,000	(21,350)	3.16%	0.23%	8.2
Total	$3,965,000	$(22,470)	2.09%	0.23%	5.0

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.2 years from September 30, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.25% and 1.18% as of September 30, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.
As of September 30, 2014, interest rate swaps with an asset fair value of $0.8 million and notional amount of $375.0 million and a liability fair value of $(37.3) million and notional amount of $1.7 billion were centrally cleared on a registered exchange.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$179	$88	0.0	$50,000	1.30%	3.0
> 3 to ≤ 12 months	4,765	2,835	0.7	100,000	3.34%	7.0
>12 to ≤ 24 months	1,308	635	1.5	100,000	4.13%	7.0
> 24 months	3,946	4,045	2.7	225,000	2.97%	3.7
Total / weighted average	$10,198	$7,603	1.8	$475,000	3.11%	5.0

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

TBA Securities
As of September 30, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	September 30, 2014		December 31, 2013
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$1,005,970	$3,449	$210,600	$158
Sale of TBA securities	(100,578)	213	(463,496)	2,698
Total TBA assets	905,392	3,662	(252,896)	2,856

TBA liabilities
Purchase of TBA securities	433,080	(3,808)	—	—
Sale of TBA securities	(422,100)	(1,922)	(520,920)	(1,837)
Total TBA liabilities	10,980	(5,730)	(520,920)	(1,837)
Total net TBA	$916,372	$(2,068)	$(773,816)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.
U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $467.2 million and $637.3 million and a face amount of $472.0 million and $656.0 million as of September 30, 2014 and December 31, 2013, respectively, which is presented as Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $1.2 million and $3.4 million, respectively, and a notional amount of $(150.0) million as of both September 30, 2014 and December 31, 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $742.6 million and $22.5 million as of September 30, 2014 and December 31, 2013, respectively. The borrowed securities were collateralized by cash payments of $745.4 million and $22.7 million as of September 30, 2014 and December 31, 2013, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
REIT Equity Securities, at Fair Value
As of December 31, 2013, we held shares of common stock of several publicly-traded mortgage REITs with a cost basis of $39.3 million and a total fair value of $38.8 million. As of September 30, 2014, we no longer held any positions in these securities and for the nine months ended September 30, 2014, we recognized $6.8 million of net realized gains on disposal and $1.8 million in dividend income which are both included in realized gain on other derivatives and securities, net in our consolidated statements of operations.

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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of September 30, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of September 30, 2014.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (2)	Net Amount
September 30, 2014
Interest rate swaps and swaptions (1)	$28,083	$—	$28,083	$(6,288)	$(8,205)	$13,590
Receivable under reverse repurchase agreements	745,443	—	745,443	(566,887)	(176,990)	1,566
Total	$773,526	$—	$773,526	$(573,175)	$(185,195)	$15,156

December 31, 2013
Interest rate swaps and swaptions (1)	$101,966	$—	$101,966	$(9,490)	$(45,084)	$47,392
Receivable under reverse repurchase agreements	22,736	—	22,736	(22,736)	—	—
Total	$124,702	$—	$124,702	$(32,226)	$(45,084)	$47,392

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (2)	Net Amount
September 30, 2014
Interest rate swaps (1)	$42,950	$—	$42,950	$(6,288)	$(36,662)	$—
Repurchase agreements	4,921,812	—	4,921,812	(566,887)	(4,354,925)	—
Total	$4,964,762	$—	$4,964,762	$(573,175)	$(4,391,587)	$—

December 31, 2013
Interest rate swaps (1)	$9,490	$—	$9,490	$(9,490)	$—	$—
Repurchase agreements	7,158,192	—	7,158,192	(22,736)	(7,135,456)	—
Total	$7,167,682	$—	$7,167,682	$(32,226)	$(7,135,456)	$—
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

We determine the fair value of our MSR based upon discounted cash flow models that are primarily based on observable market-based inputs but also include substantial unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates).
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

The following tables present our financial instruments carried at fair value as of September 30, 2014 and December 31, 2013, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,259,763	$—	$4,259,763
Non-agency RMBS	—	1,075,867	—	1,075,867
U.S. Treasury securities	467,201	—	—	467,201
Derivative assets	—	32,948	—	32,948
MSR assets	—	—	100,314	100,314
Total	$467,201	$5,368,578	$100,314	$5,936,093

Liabilities
Derivative liabilities	$—	$48,742	$—	$48,742
Obligation to return securities borrowed under reverse repurchase agreements	742,642	—	—	742,642
MSR financing liabilities	—	—	14,470	14,470
Total	$742,642	$48,742	$14,470	$805,854

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$5,641,682	$—	$5,641,682
Non-agency RMBS	—	1,011,217	—	1,011,217
REIT equity securities	38,807	—	—	38,807
U.S. Treasury securities	637,342	—	—	637,342
Derivative assets	—	108,221	—	108,221
MSR assets	—	—	15,608	15,608
Total	$676,149	$6,761,120	$15,608	$7,452,877

Liabilities
Derivative liabilities	$—	$11,327	$—	$11,327
Obligation to return securities borrowed under reverse repurchase agreements	22,530	—	—	22,530
MSR financing liabilities	—	—	15,608	15,608
Total	$22,530	$11,327	$15,608	$49,465

Our agency and non-agency RMBS are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency RMBS are classified as Level 2 in the fair value hierarchy as of September 30, 2014. We estimate the fair value of our REIT equity securities on a market approach using Level 1 inputs, based on quoted market prices.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value as of September 30, 2014 (in thousands):

	For the Nine Months Ended September 30, 2014
	MSR Under Secured Financing (1)	Purchased MSR	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Gains/(losses) included in net income:
Realized gains (losses)	(968)	(2,830)	(3,798)
Unrealized gains (losses)	(170)	(3,705)	(3,875)
Total net gains/(losses) included in net income	(1,138)	(6,535)	(7,673)
Purchases, net of purchase price adjustments	—	92,379	92,379
Balance as of September 30, 2014	$14,470	$85,844	$100,314
————————

(1)	Gains (losses) included in net income related to MSR under secured financing are offset in their entirety by (losses) gains associated with related MSR financing liabilities.
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
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of September 30, 2014 (dollars in thousands):

	September 30, 2014
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$14,470
Constant prepayment rate		9.7%	14.7%	34.5%
Constant default rate		—%	7.4%	28.2%
Discount rate		16.0%	16.0%	16.0%
Purchased MSR:	85,844
Constant prepayment rate		7.3%	7.7%	8.1%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.7%	9.3%
Total	$100,314

Our MSR treated as financing arrangements relate to private label mortgages with an average origination year of 2005, whereas our purchased MSR relate to more recently originated mortgages that conform to GSE underwriting standards. Private label originations from the pre-2009 era have experienced heightened default rates relative to recently originated conforming mortgages. As such, we anticipate that the default rate and discount rate for our MSR treated as financing arrangements will exceed the default rate and discount rate for our purchased MSR.
A significant increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. Additionally, a change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates. Overall MSR market conditions could have a more significant impact on our Level 3 fair values than changes in any one unobservable input.
Note 10. Mortgage Servicing Rights
Our $100.3 million balance of MSR as of September 30, 2014 includes $14.5 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and MSR corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
The remaining $85.8 million of MSR were purchased by RCS during the nine months ended September 30, 2014 under transactions qualifying for sale accounting, representing approximately 34,608 underlying loans, with a combined unpaid principal balance of approximately $7.3 billion as of September 30, 2014. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the nine months ended September 30, 2014 (dollars in thousands):

For the Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$—
Additions from purchases of MSR	93,414
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(3,705)
Other changes in fair value (1)	(2,830)
Other changes (2)	(1,035)
Balance as of September 30, 2014	$85,844
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

2.	Other changes includes purchase price adjustments, principally contractual prepayment protection.

The following table presents the components of net servicing loss for the three and nine months ended September 30, 2014 (dollars in thousands):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Servicing fee income	$9,247	$22,572
Incentive, ancillary and other income	3,834	11,462
Servicing income	13,081	34,034

Employee compensation and benefit costs	8,678	25,353
Facility costs	3,831	10,111
Realization of cash flows from MSR	1,728	2,830
Other servicing costs	1,976	6,567
Servicing expense	16,213	44,861

Net servicing loss	$(3,132)	$(10,827)
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
Note 11. Other Assets
The following table summarizes our other assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014 (1)	December 31, 2013 (1)
Property and equipment, at cost	$4,784	$4,024
Accumulated depreciation	(1,474)	(164)
Net property and equipment	3,310	3,860
Servicing advances	16,138	33,358
Prepaid expenses	5,468	6,978
Intangible assets	15,000	17,000
Other	5,722	4,387
Total other assets	$45,638	$65,583
————————

(1)
Certain amounts within other assets relate to our acquisition of RCS and were recorded at fair value as of the transaction date on a provisional basis and subject to change as the Company finalizes its valuation.

Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Intangible Assets

During the second quarter of 2014, we sold a portion of RCS' operations for total proceeds of $2.0 million, which was accounted for as a reduction of our goodwill.
Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Cash collateral held on derivatives	$4,468	$32,463
Due to manager	1,849	1,885
Swaption premium payable	520	—
Payable for equity securities purchased	—	4,581
Payable for MSR purchased	4,559	—
Accrued interest	7,859	4,401
Mortgage servicing financing, at fair value (1)	14,470	15,608
Excise tax payable	350	574
Other accounts payable and accrued expenses	11,349	10,203
Total accounts payable and other accrued liabilities	$45,424	$69,715
——————

(1)
Mortgage servicing financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 13. Stockholders’ Equity

Preferred Stock Offering

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of September 30, 2014, we have 47.8 million of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

In May 2014, we completed a public offering in which 2.2 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $53.0 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2014, we had declared all required quarterly dividends on the Series A Preferred Stock.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for stock repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. In October 2014, our Board of Directors extended the Company's existing stock repurchase program through December 31, 2015.

We did not repurchase any shares of our common stock during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of September 30, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2015, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three and nine months ended September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014. Our MD&A is presented in six sections:

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
Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first three quarters of 2014, a sharp contrast to the extreme interest rate volatility and price deterioration experienced in 2013. The consensus view at the start of 2014 was that interest rates would continue to increase and agency RMBS spreads would widen as the Fed exited its third quantitative easing program ("QE3"). Weaker economic data and lower inflation expectations both domestically and abroad, however, led to a significant rally in interest rates and a flattening of the yield curve. Despite this unexpected movement in interest rates and the Fed’s gradual reduction of asset purchases, agency RMBS outperformed other fixed income products over the first three quarters of 2014.
The relative outperformance of agency RMBS and the continued improvement in non-agency RMBS were the primary drivers of our aggregate economic return of 12.7% for the first three quarters of 2014, comprised of $1.95 of dividends per common share and a $0.77 increase in our net book value per common share. The strong performance of agency RMBS over this time period was driven by historically low mortgage origination volume, conservative portfolio positioning by fixed income investors who remain underweight agency RMBS, and the favorable "stock effect" of the Fed's ownership of a significant portion of the agency RMBS market as of September 30, 2014. Our performance also benefited from our active approach to portfolio management, which included repositioning our asset portfolio, modifying the composition of our hedge portfolio and operating with a larger duration gap (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges).
By the start of 2014, we had increased our 15 year fixed rate mortgage position to approximately 44% of our agency RMBS portfolio, which benefited our first quarter performance, as 15 year RMBS generally outperformed 30 year RMBS during the first quarter on a hedge adjusted basis. In the second quarter, the price of higher coupon 15 year agency RMBS increased significantly relative to other agency RMBS instruments. In response to this strong relative performance, we reduced our 15 year position in favor of 30 year mortgages over the second and third quarters. As of September 30, 2014, 30 year mortgages represented 53% of our agency RMBS portfolio, a significant increase from 47% as of March 31, 2014.
Our performance during the first three quarters of 2014 also benefited from favorable financing terms available in the TBA dollar roll market. Given the attractiveness of TBA investments, we allocated a larger portion of our portfolio to TBA securities, rather than holding our investments in pool form funded by repurchase agreements. For the first three quarters of 2014, our average TBA dollar roll position was $0.6 billion, or approximately 9% of our investment portfolio, compared to our $(0.8) billion net short position as of December 31, 2013.
Our decision to operate with a slightly larger duration gap during the first three quarters of 2014 was consistent with our moderate leverage profile, the asymmetry of our duration gap between contraction and extension risks, and our assessment of the correlation between mortgage spreads and interest rates. When extension risk is viewed as more significant, we will tend to operate with a smaller duration gap. When extension risk is deemed less significant, we will tend to operate with a larger duration gap. (For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.) In contrast to the spread correlation that we experienced in 2013, agency RMBS performance has generally been inversely correlated with interest rate changes through the first three quarters of 2014, as spreads have widened when rates fell and tightened when rates rose. When agency RMBS spreads are inversely correlated with interest rates, we tend to operate with a positive duration gap, and when spreads are positively correlated with interest rates, we tend to operate with a very small or negative duration gap.
Looking ahead, we believe our portfolio is well positioned for a wide range of interest rate scenarios. In a declining rate environment, our significant holding of assets with favorable prepayment characteristics should gain in value relative to other mortgage investments. As of September 30, 2014, 86% of our fixed-rate agency investments, or 70% including net TBA mortgage positions, were comprised of loans with slower prepayment attributes (e.g., loans originated under the U.S. Government sponsored Home Affordable Refinance Program, or “HARP”, and mortgage pools backed by lower loan balances), providing our portfolio with a significant amount of prepayment protection in a lower rate environment. In a rising rate environment, agency RMBS valuations should benefit from lower supply dynamics. In addition, we believe that the Fed will remain a significant purchaser of agency RMBS given its stated policy to reinvest paydowns on its portfolio into new agency RMBS holdings for a considerable time following the conclusion of QE3 in the fourth quarter of 2014. Finally, we believe TBA dollar roll financing will remain attractive for some period of time, even if funding rates were to rise above, or become less “special” than, levels experienced during the first three quarters of 2014.
However, if conditions change resulting in higher interest rates and/or wider mortgage spreads, it would likely have an adverse impact on our net book value, assuming we took no further portfolio rebalancing actions. (For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.) Furthermore, since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our Manager’s view of the current market environment and relative risks and rewards and, consequently, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since September 30, 2013.

Interest Rate / Security (1)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
LIBOR:
1-Month	0.16%	0.16%	0.15%	0.17%	0.18%
3-Month	0.24%	0.23%	0.23%	0.25%	0.25%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.57%	0.46%	0.42%	0.38%	0.32%
5-Year U.S. Treasury	1.76%	1.63%	1.72%	1.74%	1.38%
10-Year U.S. Treasury	3.20%	3.36%	2.72%	3.03%	2.61%
Interest Rate Swap Rates:
2-Year Swap Rate	0.82%	0.58%	0.55%	0.49%	0.46%
5-Year Swap Rate	1.93%	1.70%	1.80%	1.79%	1.54%
10-Year Swap Rate	2.64%	2.63%	2.84%	3.09%	2.77%
30-Year Fixed Rate Agency Price:
3.5%	$102.23	$102.92	$100.59	$99.48	$101.83
4.0%	$105.41	$106.11	$103.94	$103.11	$104.86
4.5%	$107.91	$108.30	$106.69	$106.06	$106.80
15-Year Fixed Rate Agency Price:
2.5%	$100.55	$101.59	$99.92	$99.00	$100.61
3.0%	$102.98	$103.88	$102.72	$102.05	$103.53
3.5%	$105.11	$105.98	$104.83	$104.58	$105.58
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
30-Year Lower Loan Balance (3):
3.0%	$0.38	$0.28	$0.16	$0.02	$0.03
3.5%	$0.37	$0.19	$0.20	$0.09	$0.22
4.0%	$0.67	$0.41	$0.36	$0.23	$0.70
30-Year HARP (4):
3.0%	$—	$—	$—	$—	$—
3.5%	$0.01	$0.01	$0.02	$—	$0.03
4.0%	$0.15	$0.06	$0.07	$0.06	$0.21
 ________________________

(1)	Source: Bloomberg and dealer indications

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

The market for legacy non-agency RMBS performed well throughout the first three quarters of 2014, as the housing market continued its gradual recovery and as favorable supply and demand fundamentals put upward pressure on valuations. Although the rate of house price appreciation is beginning to decelerate, the shrinking supply of legacy non-agency RMBS remains supportive of credit spreads. The non-agency market is now under $750 billion in unpaid principal balance, representing a decline of roughly 12% year over year. Additionally, improving loan-to-value ratios, falling delinquency rates and reduced sensitivity to servicer behavior should lead to a further stabilization in cashflow projections. While we continue to have a generally optimistic view of the non-agency RMBS sector, we recognize the potential for housing market weakness. Additionally, we believe the possibility for volatility in less liquid areas of the fixed income markets has increased. As such, while we have grown our non-agency portfolio to $1,075.9 million at September 30, 2014 from $1,011.2 million at December 31, 2013, we have increased our allocation to categories of non-agency RMBS that we believe would provide more stability in a wider range of housing scenarios.

In November 2013, we acquired Residential Credit Solutions, Inc. ("RCS"), a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first three quarters of 2014, we purchased approximately $93 million in MSR with an underlying loan unpaid principal balance of approximately $7 billion. We expect our acquisition of MSR to be measured over the remainder of the year as we work to identify additional opportunities that are appropriately priced, with acceptable levels of exposure to adverse prepayment behavior and counterparty risk.
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

FINANCIAL CONDITION
As of September 30, 2014, our investment portfolio with a fair value of $6.4 billion consisted of $4.3 billion of agency RMBS, $0.9 billion in net long TBA positions, $1.1 billion of non-agency RMBS and $0.1 billion MSR. Our investment portfolio increased $0.5 billion from $5.9 billion as of December 31, 2013 due primarily to the combination of fair value gains on our agency and non-agency investments and $53 million in net proceeds from our Series A Preferred Stock offering.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2014, our net TBA position had a net carrying value of $(2.1) million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands, except per share amounts):

	September 30, 2014	December 31, 2013
Balance Sheet Data:
Total agency and non-agency RMBS	$5,335,630	$6,652,899
Total assets	$7,083,927	$8,397,865
Repurchase agreements	$4,921,812	$7,158,192
Total liabilities	$5,891,650	$7,295,145
Total stockholders’ equity	$1,192,277	$1,102,720
Net asset value per common share	$22.24	$21.47
The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,457,391	$3,499,266	$3,356,063	3.37%	2.56%
Freddie Mac	802,372	811,562	772,754	3.50%	2.69%
Agency RMBS total	4,259,763	4,310,828	4,128,817	3.39%	2.59%
Non-agency RMBS	1,075,867	1,003,036	1,477,251	1.69%	6.55%
Total RMBS	$5,335,630	$5,313,864	$5,606,068	2.94%	3.33%

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,511,037	$4,657,254	$4,461,621	3.33%	2.53%
Freddie Mac	1,096,582	1,129,445	1,079,180	3.44%	2.67%
Ginnie Mae	34,063	33,495	32,792	3.00%	2.12%
Agency RMBS total	5,641,682	5,820,194	5,573,593	3.35%	2.56%
Non-agency RMBS	1,011,217	927,131	1,526,918	1.46%	7.07%
Total RMBS	$6,652,899	$6,747,325	$7,100,511	2.94%	3.18%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8% and 7% as of September 30, 2014 and December 31, 2013, respectively, based on forward rates. For non-agency RMBS, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly, while the weighted average projected CPR increased by approximately 1 percentage point from December 31, 2013 to September 30, 2014. The relative stability in the agency RMBS portfolio yield resulted from our rebalancing of the portfolio towards a larger percentage of higher-yielding, 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of September 30, 2014 (dollars in thousands):

	September 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$601,229	$611,609	$595,702	1.90%	8%
3.0%	559,573	558,385	541,553	2.27%	8%
3.5%	256,812	254,017	243,638	2.46%	9%
4.0%	227,979	227,664	212,820	2.20%	10%
4.5%	18,408	18,257	17,090	2.71%	10%
≤ 15-year total	1,664,001	1,669,932	1,610,803	2.16%	8%
20-year
3.0%	71,434	72,977	70,299	2.29%	8%
3.5%	115,510	114,805	111,171	2.88%	8%
4.0%	5,528	5,481	5,186	2.80%	10%
5.0%	2,492	2,497	2,255	2.20%	16%
20-year total	194,964	195,760	188,911	2.65%	8%
30-year
3.5%	1,401,571	1,439,466	1,365,089	2.77%	7%
4.0%	711,125	721,704	672,715	3.01%	7%
4.5%	135,970	134,620	124,689	3.31%	8%
30-year total	2,248,666	2,295,790	2,162,493	2.88%	7%
Pass through agency RMBS	4,107,631	4,161,482	3,962,207	2.58%	7%
Agency CMO	24,627	24,340	39,692	3.05%	7%
Total fixed-rate agency RMBS	4,132,258	4,185,822	4,001,899	2.58%	7%
Adjustable rate agency RMBS	127,505	125,006	126,918	2.81%	12%
Total agency RMBS	$4,259,763	$4,310,828	$4,128,817	2.59%	8%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 86% (not including our net long TBA position) as of September 30, 2014 as detailed in the following table (dollars in thousands):

	September 30, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,311,987	$1,331,253	$1,263,232	3.61%	2.84%	7%
Lower Loan Balance (2)	2,242,718	2,268,070	2,157,648	3.45%	2.56%	8%
Other	552,926	562,159	541,327	2.85%	2.03%	8%
Pass through agency RMBS	4,107,631	4,161,482	3,962,207	3.42%	2.58%	7%
Agency CMO	24,627	24,340	39,692	3.05%	3.05%	7%
Total fixed-rate agency RMBS	4,132,258	4,185,822	4,001,899	3.42%	2.58%	7%
Adjustable rate agency RMBS	127,505	125,006	126,918	2.61%	2.81%	12%
Total agency RMBS	$4,259,763	$4,310,828	$4,128,817	3.39%	2.59%	8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 110% and 122% for 15-year and 30-year securities, respectively, as of September 30, 2014. Includes $577.7 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $103,990 and $86,719 for 15-year and 30-year securities, respectively, as of September 30, 2014.

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2013 (dollars in thousands):

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$773,891	$802,613	$779,508	1.90%	6%
3.0%	817,409	826,548	800,668	2.30%	7%
3.5%	592,621	592,266	565,929	2.45%	8%
4.0%	264,041	265,976	248,051	2.25%	9%
4.5%	21,335	21,223	19,832	2.73%	10%
≤ 15-year total	2,469,297	2,508,626	2,413,988	2.21%	8%
20-year
3.0%	74,408	78,085	75,017	2.37%	5%
3.5%	71,283	71,860	69,666	2.96%	7%
4.0%	6,162	6,233	5,878	2.91%	7%
5.0%	2,529	2,632	2,331	2.34%	11%
20-year total	154,382	158,810	152,892	2.66%	6%
30-year
3.5%	1,599,468	1,698,812	1,607,871	2.80%	6%
4.0%	827,131	863,507	803,489	3.01%	6%
4.5%	98,998	100,299	93,019	3.41%	7%
5.0%	1,607	1,611	1,476	3.30%	12%
30-year total	2,527,204	2,664,229	2,505,855	2.89%	6%
Pass through agency RMBS	5,150,883	5,331,665	5,072,735	2.56%	7%
Agency CMO	26,809	26,914	43,614	3.13%	6%
Total fixed-rate agency RMBS	5,177,692	5,358,579	5,116,349	2.57%	7%
Adjustable rate agency RMBS	463,990	461,615	457,244	2.46%	15%
Total agency RMBS	$5,641,682	$5,820,194	$5,573,593	2.56%	7%
The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 83% as of December 31, 2013, as detailed in the following table (dollars in thousands):

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

The following table summarizes our agency RMBS at fair value according to their estimated weighted average life classifications as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$—	$—	—%	—%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,457,026	1,462,276	2.14%	3.08%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	2,763,147	2,808,772	2.81%	3.55%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	39,590	39,780	3.19%	3.64%	5,241	5,600	2.96%	3.50%
Total	$4,259,763	$4,310,828	2.59%	3.39%	$5,641,682	$5,820,194	2.56%	3.35%
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
In determining the estimated weighted average years to maturity and yields on our agency RMBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 8% and 7% as of September 30, 2014 and December 31, 2013, respectively. However, the weighted average expected life of our agency RMBS increased to 7.1 years as of September 30, 2014, from 6.1 years as of December 31, 2013, primarily as a result of rebalancing our portfolio towards a higher percentage of 30-year agency RMBS, with a lower percentage of 15-year agency RMBS. We amortize or accrete premiums and discounts associated with purchases of our agency RMBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency RMBS portfolio was 104.4% of par value as of September 30, 2014, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of September 30, 2014 and December 31, 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(6,140)	$(6,431)	$(6,371)	$60
3.0%	(172,500)	(177,601)	(177,648)	(47)
3.5%	(55,578)	(58,441)	(58,365)	76
Subtotal	(234,218)	(242,473)	(242,384)	89
30-Year
3.0%	227,700	224,469	223,883	(586)
3.5%	75,770	77,094	76,020	(1,074)
4.0%	841,520	886,053	885,549	(504)
4.5%	5,600	6,036	6,043	7
Subtotal	1,150,590	1,193,652	1,191,495	(2,157)
Portfolio total	$916,372	$951,179	$949,111	$(2,068)

	December 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(76,756)	$(77,160)	$(404)
3.0%	(336,848)	(343,163)	(343,069)	94
3.5%	(140,000)	(147,296)	(146,269)	1,027
Subtotal	(554,788)	(567,215)	(566,498)	717
30-Year
3.0%	(15,268)	(14,659)	(14,522)	137
3.5%	(271,380)	(271,088)	(269,762)	1,326
4.0%	(142,980)	(146,107)	(147,426)	(1,319)
4.5%	210,600	223,210	223,368	158
Subtotal	(219,028)	(208,644)	(208,342)	302
Portfolio total	$(773,816)	$(775,859)	$(774,840)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Non-Agency Investments
Non-agency RMBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency RMBS portfolio as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$257,128	$16,569	$(3,126)	$243,685	$(213,015)	$456,700	2.29%	6.56%
Alt-A	494,564	42,923	(3,512)	455,153	(178,394)	633,547	1.65%	6.99%
Option-ARM	168,928	13,123	(1,430)	157,235	(43,095)	200,330	0.49%	6.25%
Subprime	155,247	8,817	(533)	146,963	(39,711)	186,674	1.64%	5.51%
Total	$1,075,867	$81,432	$(8,601)	$1,003,036	$(474,215)	$1,477,251	1.69%	6.55%
————————

(1)	Coupon rates are floating, except for $2.7 million, $30.2 million, and $50.0 million fair value of fixed-rate prime, Alt-A, and subprime non-agency RMBS, respectively, as of September 30, 2014.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $12.4 million and a current face value of $198.3 million as of September 30, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime and Alt-A and subprime non-agency RMBS, respectively, as of December 31, 2013.

(2)	Prime non-agency RMBS include interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency RMBS by their estimated weighted average life classifications as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$360,644	$342,486	6.06%	2.53%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	434,783	395,342	7.10%	1.31%	211,013	195,913	6.84%	2.38%
>7 years	280,440	265,208	6.36%	1.45%	596,269	536,418	7.70%	1.08%
Total	$1,075,867	$1,003,036	6.55%	1.69%	$1,011,217	$927,131	7.07%	1.46%

Our non-agency RMBS are subject to risk of loss with regard to principal and interest payments. As of September 30, 2014 and December 31, 2013, our non-agency RMBS were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency RMBS. However, the non-agency RMBS in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency RMBS as of September 30, 2014 and December 31, 2013:

Credit Rating (1)	September 30, 2014	December 31, 2013
AAA	1%	5%
A	—%	2%
BBB	1%	—%
BB	3%	3%
B	6%	7%
Below B	58%	56%
Not Rated	31%	27%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 75% as of both September 30, 2014 and December 31, 2013. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of September 30, 2014 and December 31, 2013, 18% and 22% of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency RMBS had weighted average credit enhancements of 8% as of both September 30, 2014 and December 31, 2013.

The following tables present the fair value and weighted average purchase price for each of our non-agency RMBS categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2014 and December 31, 2013 (fair value dollars in thousands):

September 30, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$257,128	$94.30	82	73%	744	6%	13%
Alt-A	494,564	68.49	108	76%	712	18%	10%
Option-ARM	168,928	75.43	105	74%	707	23%	8%
Subprime	155,247	77.30	105	79%	620	33%	12%
Total	$1,075,867	$77.32	101	75%	706	18%	11%

December 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$195,524	$87.07	70	71%	745	7%	9%
Alt-A	467,531	66.42	99	75%	711	20%	10%
Option-ARM	119,054	68.72	97	74%	708	23%	10%
Subprime	229,108	60.41	93	80%	627	38%	12%
Total	$1,011,217	$68.94	92	75%	699	22%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency RMBS that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency RMBS. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)
Prime non-agency RMBS include interest only investments with a fair value of $12.4 million and $11.0 million, and a current face value of $198.3 million and $206.4 million as of September 30, 2014 and December 31, 2013, respectively. The prime non-agency RMBS average purchase price presented in the table excludes interest only investments with a weighted average purchase price of $4.31 as of September 30, 2014 and December 31, 2013, respectively.

The mortgage loans underlying our non-agency RMBS are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of September 30, 2014 and December 31, 2013:

	% of Non-Agency Portfolio
	September 30, 2014	December 31, 2013
California	41%	38%
Florida	9%	9%
New York	4%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	62%	60%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of September 30, 2014, our MSR purchased during the year had a fair market value of $85.8 million.

The following table summarizes certain characteristics as of September 30, 2014 of the loans underlying our purchased MSR:

September 30, 2014
Unpaid principal balance (in thousands)	$7,342,702
Number of loans	34,608
Average Loan Size (in thousands)	$212
Average Loan Age (months)	20
Average Coupon	3.80%
Average Original Loan-to-Value	75%
Average Original FICO	761
60+ delinquencies	0.08%

Repurchase Financing and Hedging
At September 30, 2014 and December 31, 2013, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,814,485	0.39%	99	$5,935,610	0.43%	96
Non-agency securities	646,793	1.70%	22	647,068	1.79%	33
Treasury securities	460,534	0.02%	7	575,514	0.07%	2
Total repurchase agreements	4,921,812	0.52%	80	$7,158,192	0.52%	83

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,113,444	0.67%	12	$3,047,986	0.60%	14
> 1 to ≤ 2 months	797,223	0.51%	50	816,960	0.55%	45
> 2 to ≤ 3 months	569,354	0.44%	77	1,506,888	0.52%	77
> 3 to ≤ 6 months	401,830	0.48%	137	621,124	0.54%	135
> 6 to ≤ 9 months	305,480	0.47%	242	147,729	0.49%	249
> 9 to ≤ 12 months	23,947	0.48%	290	191,991	0.50%	321
> 12 months	250,000	0.59%	580	250,000	0.59%	853
Total	4,461,278	0.58%	87	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	460,534	0.02%	7	575,514	0.07%	2
Total repurchase agreements	$4,921,812	0.52%	80	$7,158,192	0.52%	83
As of September 30, 2014 and December 31, 2013, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

September 30, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$840,000	$(5,339)	1.04%	0.23%	1.5
> 3 to ≤ 5 years	1,075,000	7,454	1.58%	0.23%	4.0
> 5 to ≤ 7 years	1,050,000	(3,235)	2.44%	0.23%	5.8
> 7 years	1,000,000	(21,350)	3.16%	0.23%	8.2
Total	$3,965,000	$(22,470)	2.09%	0.23%	5.0

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $1.9 billion with deferred start dates averaging 1.2 years from September 30, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.25% and 1.18% as of September 30, 2014 and December 31, 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

The following tables present certain information about our interest rate swaption agreements as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$179	$88	0.0	$50,000	1.30%	3.0
> 3 to ≤ 12 months	4,765	2,835	0.7	100,000	3.34%	7.0
>12 to ≤ 24 months	1,308	635	1.5	100,000	4.13%	7.0
> 24 months	3,946	4,045	2.7	225,000	2.97%	3.7
Total / weighted average	$10,198	$7,603	1.8	$475,000	3.11%	5.0

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

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

The table below presents our consolidated statements of operations during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Agency securities	$27,208	$54,587	$92,939	$145,823
Non-agency securities	16,324	15,847	47,794	39,871
Other	114	77	247	311
Interest expense	(6,407)	(10,949)	(21,808)	(28,098)
Net interest income	37,239	59,562	119,172	157,907

Servicing:
Servicing income	13,081	—	34,034	—
Servicing expense	(16,213)	—	(44,861)	—
Net servicing loss	(3,132)	—	(10,827)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	685	(71,179)	(8,396)	(83,484)
Realized gain on non-agency securities, net	17,403	5,884	31,795	15,610
Realized loss on periodic settlements of interest rate swaps, net	(5,226)	(14,449)	(15,400)	(32,228)
Realized gain on other derivatives and securities, net	13,704	65,258	3,236	86,675
Unrealized gain (loss) on agency securities, net	(18,446)	80,894	127,447	(290,810)
Unrealized gain (loss) on non-agency securities, net	(21,103)	(424)	(11,255)	6,303
Unrealized gain (loss) on other derivatives and securities, net	(3,303)	(105,138)	(71,608)	92,918
Unrealized loss on mortgage servicing rights	(3,076)	—	(3,705)	—
Total other gains (losses), net	(19,362)	(39,154)	52,114	(205,016)

Expenses:
Management fees	4,544	4,725	13,169	14,248
General and administrative expenses	1,908	1,781	5,584	5,486
Total expenses	6,452	6,506	18,753	19,734

Income (loss) before excise tax	8,293	13,902	141,706	(66,843)
Excise tax	—	200	356	377
Net income (loss)	8,293	13,702	141,350	(67,220)
Dividend on preferred stock	(1,117)	—	(1,601)	—
Net income (loss) available (attributable) to common shareholders	$7,176	$13,702	$139,749	$(67,220)

Weighted average number of common shares outstanding — basic	51,142	54,515	51,185	53,348
Weighted average number of common shares outstanding — diluted	51,158	54,515	51,192	53,348

Net income (loss) per common share — basic and diluted	$0.14	$0.25	$2.73	$(1.26)

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency RMBS during the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,323,399	2.52%	$27,208	$8,424,136	2.59%	$54,587
Non-agency RMBS	987,963	6.61%	16,324	857,048	7.40%	15,847
Total	$5,311,362	3.28%	$43,532	$9,281,184	3.04%	$70,434

	For the Nine Months Ended September 30,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,919,835	2.52%	$92,939	$7,246,783	2.68%	$145,823
Non-agency RMBS	947,449	6.73%	47,794	746,741	7.12%	39,871
Total	$5,867,284	3.20%	$140,733	$7,993,524	3.10%	$185,694
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30, 2014 vs 2013			For the Nine Months Ended September 30, 2014 vs 2013
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase / (Decrease)	Volume	Yield	Increase / (Decrease)	Volume	Yield
Agency RMBS	$(27,379)	$(25,887)	$(1,492)	$(52,884)	$(44,539)	$(8,345)
Non-agency RMBS	477	1,588	(1,111)	7,923	9,977	(2,054)
Total	$(26,902)	$(24,299)	$(2,603)	$(44,961)	$(34,562)	$(10,399)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(27.4) million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due mainly to reduced average balances resulting from an increased allocation to TBA investments and, to a lesser extent, lower average yields. Interest income on non-agency RMBS increased by $0.5 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due to an increase in average balances, partially offset by lower average yields.
Interest income on agency RMBS decreased by $(52.9) million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due mainly to reduced average balances resulting from an increased allocation to TBA investments and, to a lesser extent, lower average yields. Interest income on non-agency RMBS increased by $7.9 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency RMBS of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8% and 7% as of September 30, 2014 and December 31, 2013, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 8.9% and 6.7% for the three months ended September 30, 2014 and 2013, respectively, and 7.7% and 6.8% for the nine months ended September 30, 2014 and 2013, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $7.9 million and $12.8 million during the three months ended September 30, 2014 and 2013, respectively, and $26.6 million and $31.1 million for the nine months ended September 30, 2014 and 2013, respectively. The change in our weighted average CPR estimates resulted in the recognition of "catch up" premium amortization expense of approximately $(0.8) million during both the three months ended September 30, 2014 and 2013 and $(1.9) million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. The amortized cost basis of our agency RMBS portfolio was 104.4% of par value as of both September 30, 2014 and December 31, 2013. The net unamortized premium balance of our aggregate agency RMBS portfolio was $182.0 million and $246.6 million, as of September 30, 2014 and December 31, 2013, respectively.
At the time we purchase non-agency RMBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency RMBS includes discount accretion of $10.2 million and $10.5 million during the three months ended September 30, 2014 and 2013, respectively, and $30.5 million and $25.4 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted average cost basis of the non-agency portfolio was 67.9% and 60.7% of par as of September 30, 2014 and December 31, 2013, respectively. The total net discount remaining was $474.2 million and $599.8 million, with $146.3 million and $235.0 million designated as credit reserves as of September 30, 2014 and December 31, 2013, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.9x and 5.1x our stockholders’ equity less investments in RCS and REIT equity securities as of September 30, 2014 and December 31, 2013, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the quarterly periods since September 30, 2013 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
September 30, 2013	$8,298,648	$8,689,551	$8,352,628	0.51%	6.8x	7.0x	5.7x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements by our average month-end stockholders’ equity for the period less investments in RCS and REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency RMBS by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency RMBS by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

Adjusted leverage included in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2014, we had a net long TBA position with a notional value of $0.9 billion and an underlying cost basis of $1.0 billion.

Interest Expense and Cost of Funds
Interest expense of $6.4 million and $10.9 million for the three months ended September 30, 2014 and 2013, respectively, and $21.8 million and $28.1 million for the nine months ended September 30, 2014 and 2013, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $5.2 million and $14.4 million for the three months ended September 30, 2014 and 2013, respectively, and $15.4 million and $32.2 million for the nine months ended September 30, 2014 and 2013, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,
	2014			2013
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$4,524,189	0.56%	$6,407	$8,298,648	0.52%	$10,949
Interest rate swaps	2,065,000	1.00%	5,226	4,202,500	1.36%	14,449
Total adjusted cost of funds		1.02%	$11,633		1.21%	$25,398

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$5,117,839	0.57%	$21,808	$7,078,584	0.53%	$28,098
Interest rate swaps	2,077,500	0.99%	15,400	3,600,000	1.20%	32,228
Total adjusted cost of funds		0.97%	$37,208		1.14%	$60,326
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30, 2014 vs 2013			For the Nine Months Ended September 30, 2014 vs 2013
		Due to Change in Average (1)			Due to Change in Average (1)
	Increase / (Decrease)	Volume	Rate	Increase / (Decrease)	Volume	Rate
Repurchase agreements	$(4,542)	$(5,379)	$837	$(6,290)	$(8,666)	$2,376
Interest rate swaps	(9,222)	(6,089)	(3,133)	(16,828)	(11,921)	(4,907)
Total adjusted cost of funds	$(13,764)	$(11,468)	$(2,296)	$(23,118)	$(20,587)	$(2,531)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The $(13.8) million decrease in our adjusted cost of funds for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was attributable to a combination of lower average repurchase agreement balances and effective interest rate swap notional amounts and net pay rates, partially offset by an increase in repurchase agreement rates.
The $(23.1) million decrease in our adjusted cost of funds for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was attributable to a combination of lower average repurchase agreement balances and effective interest rate swap notional amounts and net pay rates, partially offset by an increase in repurchase agreement rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three and nine months ended September 30, 2014 (dollars in thousands):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Servicing fee income	$9,247	$22,572
Incentive, ancillary and other income	3,834	11,462
Servicing income	13,081	34,034

Employee compensation and benefit costs	8,678	25,353
Facility costs	3,831	10,111
Realization of cash flows from MSR	1,728	2,830
Other servicing costs	1,976	6,567
Servicing expense	16,213	44,861

Net servicing loss	$(3,132)	$(10,827)

As of September 30, 2014, RCS managed a servicing portfolio of approximately 73,000 loans, representing approximately $15 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and nine months ended September 30, 2014 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the agency and non-agency RMBS portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors. During this period, we also increased our net long TBA position through TBA dollar roll transactions, a form of off-balance sheet financing.
The following table is a summary of our net realized gains and losses on agency RMBS during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from agency RMBS sold	$400,042	$2,076,462	$2,067,118	$5,356,680
Increase (decrease) in receivable for agency RMBS sold	(77,918)	39,397	(570,029)	201,968
Less agency RMBS sold, at cost	(321,439)	(2,187,038)	(1,505,485)	(5,642,132)
Net realized gain (loss) on sale of agency RMBS	$685	$(71,179)	$(8,396)	$(83,484)

Gross realized gains on sale of agency RMBS	$1,552	$241	$9,382	$18,965
Gross realized losses on sale of agency RMBS	(867)	(71,420)	(17,778)	(102,449)
Net realized gain (loss) on sale of agency RMBS	$685	$(71,179)	$(8,396)	$(83,484)
The following table is a summary of our net realized gains on non-agency RMBS during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from non-agency RMBS sold	$166,204	$41,026	$461,415	$160,405
Decrease in receivable for non-agency RMBS sold	10,514	—	10,514	—
Less: non-agency RMBS sold, at cost	(159,315)	(35,142)	(440,134)	(144,795)
Net realized gain on sale of non-agency RMBS	$17,403	$5,884	$31,795	$15,610

Gross realized gain on sale of non-agency RMBS	$18,436	$6,836	$36,731	$17,543
Gross realized loss on sale of non-agency RMBS	(1,033)	(952)	(4,936)	(1,933)
Net realized gain on sale of non-agency RMBS	$17,403	$5,884	$31,795	$15,610

Unrealized net losses of $(18.4) million and gains of $127.4 million on agency RMBS for the three and nine months ended September 30, 2014, respectively, and unrealized net losses of $(21.1) million and $(11.3) million on non-agency RMBS for the three and nine months ended September 30, 2014, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Realized loss on periodic settlements of interest rate swaps, net	$(5,226)	$(14,449)	$(15,400)	$(32,228)
Realized gain on other derivatives and securities:
Interest rate swaps	$—	$53,365	$68	$53,365
Interest rate swaptions	(719)	18,625	(17,551)	15,193
TBA securities	16,840	(42,505)	22,832	(23,119)
Mortgage options	234	—	234	—
U.S. Treasury securities	(222)	(12,716)	2,536	(13,786)
U.S. Treasury futures	(653)	6,650	(4,630)	9,353
U.S. Treasury securities sold short	(2,964)	41,839	(8,928)	45,669
REIT equity investments	1,188	—	8,675	—
Total realized gain on other derivatives and securities, net	$13,704	$65,258	$3,236	$86,675
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$13,445	$(53,588)	$(64,757)	$123,930
Interest rate swaptions	(514)	(32,498)	(8,882)	11,398
TBA securities	(15,004)	3,433	(3,086)	(50,095)
Mortgage options	108	—	(32)	—
U.S. Treasury securities	(145)	18,140	12,293	7,489
U.S. Treasury futures	559	(9,930)	(2,202)	(2,743)
U.S. Treasury securities sold short	(377)	(30,695)	(5,444)	2,939
REIT equity investments	(1,375)	—	502	—
Total unrealized gain (loss) on other derivatives and securities, net	$(3,303)	$(105,138)	$(71,608)	$92,918

Realized and unrealized net losses on interest rate swaps and swaptions of $(64.7) million and $(26.4) million, respectively, during the nine months ended September 30, 2014 were due mainly to the decrease in longer-term swap interest rates during the first half of 2014. Net unrealized gains of $13.4 million on interest rate swaps during the three months ended September 30, 2014 were due mainly to 5 year and shorter swap interest rates. Realized and unrealized net gains on TBA securities of $19.7 million during the nine months ended September 30, 2014 were due mainly to the significant increase in 30-year and 15-year fixed rate agency pricing during the first half of 2014. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our equity. Our equity is defined as our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.5 million and $4.7 million during the three months ended September 30, 2014 and 2013, respectively, and $13.2 million and $14.2 million during the nine months ended September 30, 2014 and 2013, respectively. The period-over-period decreases were primarily a function of our share repurchases and net realized losses on agency RMBS during the second half of 2013.
General and administrative expenses were $1.9 million and $1.8 million during the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $5.5 million during the nine months ended September 30, 2014 and 2013, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.

Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.1% for both the three months ended September 30, 2014 and 2013, and 2.2% and 2.1% for the nine months ended September 30, 2014 and 2013, respectively.
Dividends and Income Taxes

We had estimated taxable income of $19.6 million and $46.5 million (or $0.38 and $0.85 per common share) for the three months ended September 30, 2014 and 2013, respectively, and $73.6 million and $128.4 million (or $1.44 and $2.41 per common share) for the nine months ended September 30, 2014 and 2013, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$8,293	$13,702	$141,350	$(67,220)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	18,446	(80,894)	(127,447)	290,810
Non-agency RMBS	21,103	424	11,255	(6,303)
Derivatives and other securities	6,379	105,138	75,313	(92,918)
Premium amortization, net	(3,778)	44	(9,732)	(3,821)
Capital losses (gains) in excess of capital gains (losses)(1)	(37,359)	63,131	(52,440)	63,131
Realized gains (losses), net (1)	4,451	(55,220)	25,686	(55,629)
Other	3,132	164	11,183	335
Total book to tax difference	12,374	32,787	(66,182)	195,605
Estimated taxable income	20,667	46,489	75,168	128,385
Dividend on preferred stock	(1,117)	—	(1,601)	—
Estimated taxable income available to common shareholders	$19,550	$46,489	73,567	$128,385

Weighted average number of common shares outstanding — basic	51,142	54,515	51,185	53,348
Weighted average number of common shares outstanding — diluted	51,158	54,515	51,192	53,348

Estimated taxable income per common share	$0.38	$0.85	$1.44	$2.41
Estimated cumulative undistributed REIT taxable income per common share	$0.26	$0.60	$0.26	$0.60

Beginning cumulative non-deductible capital losses	$179,987	$—	$195,068	$—
Current period net capital loss (gain)	(37,359)	—	(52,440)	—
Ending cumulative non-deductible capital losses	$142,628	$—	$142,628	$—
Ending cumulative non-deductible capital losses per common share	$2.79	$—	$2.79	$—
——————

(1)
Our estimated taxable income for the three and nine months ended September 30, 2014 excludes $0.73 per common share and $1.02 per common share, respectively, of estimated net capital gains in excess of capital losses, which are not included in our ordinary taxable income but are applied against previously recognized net capital losses, as well as $0.03 per common share and $0.40 per common share, respectively, of gains on terminated or expired swaptions and swaps, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per common share is primarily a function of lower taxable net gains on investments and hedging instruments and lower net spread income.
We believe that the above non-GAAP financial measures provide information useful to investors because estimated taxable income has an impact on the amount of dividends we are required to distribute over time in order to maintain our REIT tax qualification status.
We also believe that providing investors with estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because estimated taxable income is an incomplete measure of our financial performance and involves differences from net income computed in accordance with GAAP, this non-GAAP financial information should be considered supplementary to, and not a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of estimated taxable income may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
We declared dividends of $0.65 and $0.70 per common share for the three months ended September 30, 2014 and 2013, respectively, and $1.95 and $2.40 per common share for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, we had an estimated $13.3 million (or $0.26 per common share) of undistributed taxable income, net of the dividend payable as of September 30, 2014 of $34.4 million. We have distributed all of our remaining 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We recorded estimated excise tax of $0.4 million for both the nine months ended September 30, 2014 and 2013.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of September 30, 2014, RCS had Federal net operating loss ("NOL") carryforwards of approximately $58.0 million which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of September 30, 2014 were approximately $28.0 million, with respect to which RCS has provided a full valuation allowance.

Key Statistics
The table below presents key statistics for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Ending agency securities, at fair value	$4,259,763	$8,397,883	$4,259,763	$8,397,883
Ending agency securities, at cost	$4,310,828	$8,551,421	$4,310,828	$8,551,421
Ending agency securities, at par	$4,128,817	$8,179,581	$4,128,817	$8,179,581
Average agency securities, at cost	$4,323,399	$8,424,136	$4,919,835	$7,246,783
Average agency securities, at par	$4,138,378	$8,060,321	$4,712,892	$6,882,738

Ending non-agency securities, at fair value	$1,075,867	$927,914	$1,075,867	$927,914
Ending non-agency securities, at cost	$1,003,036	$856,915	$1,003,036	$856,915
Ending non-agency securities, at par	$1,477,251	$1,472,299	$1,477,251	$1,472,299
Average non-agency securities, at cost	$987,963	$857,048	$947,449	$746,741
Average non-agency securities, at par	$1,493,252	$1,484,249	$1,496,007	$1,274,097

Net TBA portfolio - as of period end, at fair value	$949,111	$(1,609,890)	$949,111	$(1,609,890)
Net TBA portfolio - as of period end, at cost	$951,179	$(1,556,881)	$951,179	$(1,556,881)
Average net TBA portfolio, at cost	$1,095,781	$(689,331)	$555,357	$1,139,984

Average total assets, at fair value	$6,872,722	$10,619,499	$7,292,900	$9,407,623
Average agency and non-agency repurchase agreements	$4,524,189	$8,298,648	$5,117,839	$7,078,584
Average stockholders' equity	$1,200,644	$1,212,720	$1,162,958	$1,239,384

Average coupon	2.93%	3.05%	2.94%	3.31%
Average asset yield	3.28%	3.04%	3.20%	3.10%
Average cost of funds (1)	1.02%	1.22%	0.97%	1.14%
Average net interest rate spread	2.26%	1.82%	2.23%	1.96%

Average net interest rate spread, including estimated dollar roll income (2)	2.34%	1.63%	2.34%	2.09%
Average coupon as of period end	2.94%	3.07%	2.94%	3.07%
Average asset yield as of period end	3.33%	3.00%	3.33%	3.00%
Average cost of funds as of period end	1.03%	1.23%	1.03%	1.23%
Average net interest rate spread as of period end	2.30%	1.77%	2.30%	1.77%
Average actual CPR for agency securities held during the period	8.9%	6.7%	7.7%	6.8%
Average projected life CPR for agency securities as of period end	7.6%	7.3%	7.6%	7.3%

Leverage - average during the period (3)	4.2x	6.8x	4.8x	5.7x
Leverage - average during the period, including net TBA position	5.2x	6.3x	5.4x	6.6x
Leverage - as of period end (4)	4.1x	7.0x	4.1x	7.0x
Leverage - as of period end, including net TBA position	4.9x	5.7x	4.9x	5.7x

Expenses % of average total assets - annualized	0.4%	0.2%	0.3%	0.3%
Expenses % of average stockholders' equity - annualized	2.1%	2.1%	2.2%	2.1%
Net book value per common share as of period end	$22.24	$22.37	$22.24	$22.37
Dividends declared per common share	$0.65	$0.70	$1.95	$2.40
Net return on average stockholders' equity	2.7%	4.5%	16.3%	(7.3)%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

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

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Agency RMBS	$27,208	$54,587	$92,939	$145,823
Non-agency RMBS and other	16,438	15,924	48,041	40,182
Interest expense	(6,407)	(10,949)	(21,808)	(28,098)
Net interest income	37,239	59,562	119,172	157,907
Dividend income from investments in REIT equity securities (1)	—	—	1,840	—
Realized loss on periodic settlements of interest rate swaps, net	(5,226)	(14,449)	(15,400)	(32,228)
Adjusted net interest income	32,013	45,113	105,612	125,679
Management fees and general and administrative expenses	(6,452)	(6,506)	(18,753)	(19,734)
Net spread income	25,561	38,607	86,859	105,945
Dollar roll income	10,364	(6,827)	16,570	24,421
Net spread and dollar roll income	35,925	31,780	103,429	130,366
Dividend on preferred stock	(1,117)	—	(1,601)	—
Net spread and dollar roll income available to common shareholders	$34,808	$31,780	$101,828	$130,366

Weighted average number of common shares outstanding — basic	51,142	54,515	51,185	53,348
Weighted average number of common shares outstanding — diluted	51,158	54,515	51,192	53,348

Net spread income per common share	$0.48	$0.71	$1.70	$1.99
Net spread and dollar roll income per common share	$0.68	$0.58	$2.02	$2.44
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income per common share increased $0.10 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due primarily to lower swap hedge ratios and net pay rates. Net spread and dollar roll income per common share decreased $0.42 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to a reduction in leverage, including our net TBA position.

We believe that the above non-GAAP financial measures provide information useful to investors because net spread and dollar roll income is a financial metric used by management and investors and estimated taxable income is directly related to the amount of dividends we are required to distribute in order to maintain its REIT tax qualification status.
We also believe that providing investors with our net spread and dollar roll income, estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making and that it is meaningful information to consider related to the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs, without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations.
However, because such non-GAAP financial information provides incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered supplementary to, and not a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies.

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
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during the nine months ended September 30, 2014, we repurchased approximately $4.2 million of our stock under our stock repurchase program as our stock was trading at a meaningful discount to our estimated net asset value per common share.

Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. In October 2014, our Board of Directors extended the Company's existing stock repurchase program through December 31, 2015. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any shares of our common stock during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of September 30, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2015, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three and nine months ended September 30, 2014.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency RMBS pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency RMBS, our leverage ratio was 4.1x and 5.9x the amount of our stockholders’ equity less our investments in RCS and REIT equity securities as of September 30, 2014 and December 31, 2013, respectively, excluding amounts borrowed under

U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.

To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 33 financial institutions as of September 30, 2014, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 18% of our equity at risk as of September 30, 2014.
As of September 30, 2014, borrowings of $3.8 billion and $0.6 billion, with weighted average remaining days to maturity of 99 days and 22 days, were secured by agency and non-agency RMBS, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2014. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2014.

	September 30, 2014
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	69%
Asia	5	14%
Europe	10	17%
Total	33	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended September 30, 2014, haircuts on our pledged collateral remained stable and as of September 30, 2014, our weighted average haircut on agency and non-agency RMBS held as collateral were approximately 5% and 26%, respectively.
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
As of September 30, 2014, we had met all margin requirements and had unrestricted cash and cash equivalents of $204.9 million and unpledged securities of approximately $340.4 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2014.
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
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2014 and the related activity for the three months ended September 30, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity, as of September 30, 2014.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of September 30, 2014, our total "at risk" leverage, net of unsettled securities, was 4.9x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of September 30, 2014, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $0.9 billion.

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

Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2014, approximately 86% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
September 30, 2014
+100 basis points	(4.5)%	(1.4)%	(7.6)%
+50 basis points	(1.4)%	(0.6)%	(3.3)%
-50 basis points	5.3%	0.3%	1.6%
-100 basis points	4.6%	(0.1)%	(0.6)%
December 31, 2013
+100 basis points	(18.2)%	(1.3)%	(7.2)%
+50 basis points	(9.1)%	(0.7)%	(3.8)%
-50 basis points	10.1%	0.9%	4.9%
-100 basis points	10.3%	1.6%	8.6%
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

The change in our interest rate sensitivity as of September 30, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.5 years based on interest rates and RMBS prices as of both September 30, 2014 and December 31, 2013. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
September 30, 2014
-25 basis points	1.2%	6.8%
-10 basis points	0.5%	2.7%
+10 basis points	(0.5)%	(2.7)%
+25 basis points	(1.2)%	(6.8)%
December 31, 2013
-25 basis points	1.2%	6.2%
-10 basis points	0.5%	2.5%
+10 basis points	(0.5)%	(2.5)%
+25 basis points	(1.2)%	(6.2)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency RMBS and cash. As of September 30, 2014, we had unrestricted cash and cash equivalents of $204.9 million and unpledged securities of approximately $340.4 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2014