Form 10-K
period 2014-12-31
American Capital Mortgage Investment Corp.
filed 2015-02-26
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

Commission file number 001-35260
AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	45-0907772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Bethesda Metro Center
14th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 968-9220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
8.125% Series A Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☑

As of June 30, 2014, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $886.2 million based upon the closing price of the Registrant's common stock of $20.02 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2015 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of January 31, 2015 was 51,164,902.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
2014 ANNUAL REPORT ON FORM 10K

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
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency residential mortgage-backed securities ("RMBS"), non-agency mortgage investments and other mortgage-related investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations ("CMOs") structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae"). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and GSE credit risk transfer securities ("CRT"), which may incur credit losses based upon the performance of referenced mortgage loans. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights ("MSR"), mortgage REIT equity securities, commercial mortgage-backed securities ("CMBS"), commercial mortgage loans and mortgage-related derivatives. Our subsidiary, Residential Credit Solutions, Inc. ("RCS") has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans.
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
Various factors affect the rate at which mortgage prepayments occur, including changes in housing prices, changes in interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loans, the size of the loans, the loan-to-value ratios of the mortgages, the locations of the properties and social and demographic conditions. Additionally, changes to GSE guarantee fees, underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency RMBS increase during periods of declining mortgage interest rates and decrease during periods of rising mortgage interest rates, though this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
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
Freddie Mac and Fannie Mae
We invest in agency RMBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency ("FHFA"), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission ("SEC"), and the U.S. Department of the Treasury ("U.S. Treasury"), and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities or other obligations of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed RMBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as "conforming loans") and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
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
Non-Agency Mortgage Investments

•
Non-agency securities. Non-agency RMBS are securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-agency RMBS are often referred to as private label RMBS. Non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. Non-agency securities also include CRT, which may incur credit losses. As such, non-agency securities can carry a significantly higher level of credit exposure relative to the credit exposure of agency RMBS. We may purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on non-agency securities where the underlying mortgages are secured by residential properties within the United States. Non-agency securities are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans.

•
Prime mortgage loans. Prime mortgage loans are residential mortgage loans that generally conform to the underwriting guidelines of a U.S. Government agency or a GSE but that do not carry any credit guarantee from either a U.S. Government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except with respect to maximum loan size.

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
Other Mortgage-Related Investments

•
Mortgage servicing rights. MSR represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, setting aside taxes and insurance premiums in escrow, and forwarding interest principal payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee generally measured as a specified number of basis points of the serviced loan's principal balance. We may invest in MSR associated with loans that are related to either agency or non-agency securities.

•
Commercial mortgage-backed securities. CMBS are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, from debt investments with investment grade ratings from one or more nationally recognized rating agencies to unrated equity tranches. We intend to focus on CMBS where underlying collateral is secured by commercial properties located within the United States.

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

Investment in Residential Credit Solutions, Inc.
On November 27, 2013, we acquired RCS, a fully-licensed mortgage servicer based in Fort Worth, Texas. RCS has approvals from Fannie Mae, Freddie Mac and Ginnie Mae and the requisite state licenses to hold and manage MSR as well as residential mortgage loans, or whole loans. As a result of the RCS acquisition, we are able to invest directly in MSR and whole loans and, therefore expand our ability to invest in our targeted investment classes. As of December 31, 2014, RCS managed a servicing portfolio of approximately 66,000 loans, representing almost $14 billion in unpaid principal balance. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a taxable REIT subsidiary ("TRS"), and therefore RCS is subject to corporate income tax on its earnings.

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
Our Manager is responsible for making portfolio allocation decisions which are guided by our intent to provide attractive risk-adjusted returns over the long term through the distribution of quarterly dividends and net book value appreciation, while continuing to qualify as a REIT, and to remain exempt from the registration requirements of the Investment Company Act. Our Manager's decisions depend on prevailing market conditions and may change over time in response to its view of opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our investment portfolio, our Manager's expertise investing in our target assets and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

Our Active Portfolio Management Strategy

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preserving our net book value. Our active management strategy involves buying and selling investments, including agency and non-agency securities, MSR, prime and non-prime residential loans and other mortgage-related investments, based on our Manager's continual assessment of the relative value and risk and return of these investments and our ability to hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes will provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available elsewhere in the mortgage-related investment market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy.
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
Our Financing Strategy
As part of our investment strategy, we prudently leverage our investment portfolio to increase potential returns to our stockholders. We may finance our investments, subject to market conditions, through a combination of financing arrangements, including, but not limited to, repurchase agreements, warehouse facilities, securitizations, term financing facilities, MSR and servicing advance financing facilities and dollar roll transactions. We primarily finance our investments by entering into master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 180 days, but may have maturities of fewer than 30 days or more than one year.
We had master repurchase agreements with 31 financial institutions as of December 31, 2014. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") with respect to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
Our leverage may vary periodically depending on market conditions, our portfolio composition and our Manager's assessment of risks and returns. We finance different asset classes through the most efficient means available for a particular asset class at any given time. Therefore, our overall leverage is highly dependent on our investment portfolio composition. Our Manager's selection of funding alternatives is restricted in that we may not enter into funding transactions that would cause us to fail to qualify as a REIT for Federal income tax purposes.
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

Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and credit risks to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, extension or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile or would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our funding repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs.

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
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $80 billion of total assets under management and eight offices in the United States and Europe as of December 31, 2014.
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
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel, other than employees of RCS, are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
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
Peter J. Federico is the Senior Vice President and Chief Risk Officer of our Manager and also serves as our Senior Vice President and Chief Risk Officer. Mr. Federico is also the Senior Vice President and Chief Risk Officer of AGNC and its manager. He is primarily responsible for overseeing risk management activities for us and other funds managed by American Capital Mortgage Management, LLC’s subsidiaries. Mr. Federico joined the parent company of our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company’s investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac’s $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management.
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

Aaron Pas is a Senior Vice President of our Manager and also serves as our Senior Vice President, Non-Agency Portfolio Management. Mr. Pas joined the parent company of our Manager in March 2011. From 2003-2011, Mr. Pas worked at Freddie Mac, most recently as the Director of Non-Agency Portfolio Management, where he was primarily responsible for managing the firm’s non-agency residential securities portfolio.
The Management Agreement
We have entered into a management agreement with our Manager with a current renewal term through August 9, 2015 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
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
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly, which may be subjective in nature. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and, therefore, will not be subject to Federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from investment in a domestic corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
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

•
We may be required to pay monetary penalties to the Internal Revenue Service ("IRS") in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "Requirements for Qualification-General."

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

•
The earnings of our subsidiaries, including our TRS, are subject to Federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries ("QRS").

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
To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a stockholder fails or refuses to comply with the demands, the stockholder will be required by U.S. Treasury regulations to submit a statement with their tax return disclosing their actual ownership of our stock and other information.
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

We jointly elected to treat two of our wholly-owned subsidiaries, American Capital Mortgage Investment TRS, LLC and Residential Credit Solutions, Inc., as TRS.
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

Qualified REIT Subsidiaries
A QRS is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a TRS. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the below REIT qualification tests. We currently do not have a QRS.
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

2.
At least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gains from the sale or disposition of stock or securities, which need not have any relation to real property.

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
We treat our investments in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE as interests in grantor trusts for Federal income tax purposes. We treat these investments as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, non-agency RMBS and CMBS. A majority of our investments in CMOs, non-agency RMBS and CMBS are interests in real estate mortgage investment conduits ("REMIC") for Federal income tax purposes. In the case of CMOs, non-agency RMBS and CMBS treated as interests in a REMIC, such interests generally qualify as real estate assets and income derived from REMIC interests generally are treated as qualifying income for purposes of the 75% and 95% gross income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. Some of our investments in CMOs and non-agency RMBS are debt securities issued by private issuers. Interests from private debt securities are qualifying income for the 95% gross income tests, but are not qualifying income for the 75% gross income test. We may also invest in credit linked notes issued by a GSE that are taxable as debt instruments. Interests from credit linked notes are qualifying income for the 95% gross income test, but are not qualifying income for the 75% gross income test. We expect that substantially all of our income from agency and non-agency RMBS, CMBS, GSE credit linked notes and other mortgage loans will be qualifying income for the REIT 95% gross income test, and more than 75% of our gross income will be qualifying income for the 75% gross income test. See below under "Asset Tests" for a discussion of the effect of such investments on our qualification as a REIT.
We purchase and sell agency RMBS through TBA contracts and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBA contracts should be treated as gain from the sale or disposition of the underlying agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
Under The Housing and Economic Recovery Tax Act of 2008, the Secretary of the Treasury has been given broad authority to determine whether particular items of gain or income recognized after July 30, 2008 qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.
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
Our investments in agency pass-through certificates are treated as interests in grantor trusts for Federal income tax purposes and we are treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. Our investments in CMOs, non-agency RMBS and CMBS are generally treated as interests in REMICs for Federal income tax purposes. Such interests will generally qualify as real estate assets. However, if less than 95% of the assets of the REMIC are real estate assets, then only a proportionate part of our interest in the REMIC would qualify as a real estate asset. Our investments in non-agency RMBS and CMOs that are treated as privately issued debt securities are not qualifying assets for the 75% asset test, and such debt securities may be subject to quarterly 5% and 10% diversification tests. We expect that all of our privately issued debt securities will satisfy such tests at the end of each quarter. Our investments in GSE credit linked notes that are classified as debt securities are treated as government securities, and therefore, are qualifying assets for the 75% asset test.
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
No independent appraisals have been obtained to support our conclusions as to the value of our total assets. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for Federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.
We may purchase mortgage loans. Revenue Procedure 2011-16, as modified by Revenue Procedure 2014-51, discusses modifications of mortgage loans (or interests in mortgage loans) which are held by a REIT, if either (1) the modifications were occasioned by a default on the loan or (2) the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the "pre-modified loan") reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a "real estate asset" if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the greater of (i) the current value of the real property securing the loan; or (ii) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2014-51.
If we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described under "Failure to Qualify" below.

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
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed for the tax year, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions over required distributions from prior periods.
It is also possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for Federal income tax purposes. For example, MBS that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash.
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

Failure to Qualify

If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if our failure is due to reasonable cause and not to willful neglect and if other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure, and in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at applicable corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable as a qualified dividend eligible for the maximum Federal rate of 20% in the case of U.S. stockholders, provided that the shares have been held for more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. For certain distributions to preferred stockholders, the relevant holding period is at least 91 days out of the 181 day period beginning 90 days before the ex-dividend date. In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-

electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
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
Employees
We are managed by our Manager pursuant to the management agreement between our Manager and us. Prior to our acquisition of RCS, we did not have any employees. In connection with the RCS transaction, we acquired all of RCS’ servicing operations. As of December 31, 2014, RCS had approximately 270 employees.

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
Our Manager employs an active management strategy on our behalf to achieve our principal objective of preserving our net book value while generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the mortgage market, that can include agency and non-agency securities, CMBS, whole loans, MSR, mortgage-related derivatives and other mortgage-related investments, including marketable equity securities of other agency focused mortgage REITs and GSE credit risk transfer securities based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

Purchases and sales of agency RMBS by the Fed may adversely affect the price and return associated with agency RMBS.
From time to time, the Fed may engage in large scale purchases of agency RMBS and U.S. Treasury securities in the private market through a competitive process, with the goal of supporting mortgage markets and promoting its monetary policy objectives. We cannot predict the impact of the Fed's actions on the prices and liquidity of agency RMBS. During periods in which the Fed purchases significant volumes of agency RMBS, yields on agency RMBS will likely be lower, refinancing volumes will likely be higher, and market volatility will likely be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that when the Fed reduces its purchases of agency RMBS, or sells some or all of its holdings of agency RMBS, the pricing of our agency RMBS portfolio and our net book value may be adversely affected.
The mortgage loans in which we either invest, underlie the non-agency securities in which we invest, or are referenced by CRT in which we invest, may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.
Residential mortgage loans are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay its loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.
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
RMBS evidence interests in, or are secured by, pools of residential mortgage loans. CRT may incur credit losses based upon the performance of referenced mortgage loans. CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities may be subject to all of the risks of the respective underlying mortgage loans.

Our investments in a mortgage servicer and MSR may expose us to additional risks.

Our acquisition of RCS, a fully-licensed mortgage servicer with approvals from Fannie Mae, Freddie Mac and Ginnie Mae, in November 2013, and our investments in MSR may subject us to risks, including the following:

•
We have limited experience acquiring MSR and operating a servicer and, while ownership of MSR includes many of the same risks as our other target assets, including risks related to prepayment, borrower credit, default, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate RCS and integrate it into our business operations;

•
The status of Fannie Mae, Freddie Mac and Ginnie Mae approvals is subject to compliance with each of their respective guidelines and other conditions they may impose and failure to meet such guidelines and conditions could result in the unilateral termination of the related approval;

•
The owners of the loans we service (including the GSEs) may, under certain circumstances, terminate our MSR and cause us to convey the MSR to a third party, which could be for less than fair market value or no consideration;

•	We subservice loans and MSR for third parties, and the termination of a subservicing contract by any such third party would have an adverse impact on RCS’ financial results;

•
The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau and other Federal and state agencies. Our failure or alleged failure to follow applicable regulations could result in the loss or suspension of our licenses to conduct our business or subject us to substantial costs and liabilities related to regulatory inquiries and investigations, fines or penalties, court proceedings and litigation settlements. Continued growth in legal and regulatory requirements applicable to mortgage servicing companies could drive a dramatic increase in RCS’ compliance costs;

•	Changes in minimum servicing amounts for GSE loans could occur at any time and could negatively impact the value of the income derived from MSR;

•	GSE reform could have a significant impact on the current servicing economic model, which, in turn, could have a material adverse impact on our investments in MSR;

•
Increased capital requirements for mortgage servicers enacted by FHFA and / or the GSEs could restrict our returns on MSR and projected returns on future acquisitions and, in turn, reduce our ability to realize the expected benefit of our investment in the servicing platform;

•
Investments in MSR are highly illiquid and subject to numerous transfer restrictions and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell MSR in the future should we desire to do so;

•	A downgrade in RCS’ servicer ratings with rating agencies could adversely affect RCS’ business, financial condition, and results of operations;

•	The loss of the services of RCS’ senior executives could materially and adversely impact the operations and prospects for the RCS servicing platform;

•
To the extent that we are unable to acquire MSR on favorable terms and scale our servicing platform, we may not realize the expected benefit of our investment in the servicing platform and may need to provide cash to RCS to fund its operations; and

•
As the holder of MSR, we will be required to make servicing advances to meet contractual principal and interest remittance requirements, to pay property taxes and insurance premiums, pay legal expenses and fund other protective advances. These advances may be subject to delays in recovery or may not be recoverable under certain circumstances.

If we are not able to successfully manage these and other risks related to investing and managing MSR and owning and operating RCS, it may adversely affect our investments in RCS, MSR and other assets held by RCS and, in turn, our business, results of operations and financial condition.

We may be subject to representation and warranty risk and counterparty exposure risk in connection with our acquisition of MSR and this risk could adversely impact our financial performance.

When engaging in MSR acquisitions, we typically acquire MSR subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSR. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss, or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans. As such, the applicable investor will have direct recourse to us for such origination and / or prior servicing issues. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the MSR, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSR may be insolvent or otherwise unable to honor their respective representation and warranties. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses that could adversely impact our financial performance.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency RMBS. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our non-agency RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

For example, legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

Our Manager has limited experience acquiring mortgage loans and MSR and has not previously completed a securitization transaction.

Our plans to acquire residential mortgage loans and MSR and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, our Manager has limited experience in acquiring mortgage loans and MSR and has not previously completed a securitization transaction. Through the use of existing resources within RCS, the addition of new personnel having significant experience and related skill sets, and the use of experienced outside advisors, we believe that our Manager has sufficient experience to conduct a potential securitization program. Nonetheless, these are new business activities for us, and there can be no assurance that we will be able to implement a securitization program successfully, or at all.
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
Our investments may include subordinated tranches of non-agency securities or CMBS, which are subordinate in right of payment to more senior securities.
Our investments may include subordinated tranches of non-agency securities or CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.
Investments in non-investment grade non-agency securities or CMBS may be illiquid, may have a higher risk of default and may not produce current returns.
We may invest in non-agency securities or CMBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"). Non-investment grade, non-agency securities and CMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with non-agency securities or CMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot assure you that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common and preferred stock and our ability to make distributions on our common and preferred stock.
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investments decreases;

•	the "haircut" applied to our assets under our repurchase agreements increases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
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
The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.
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
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments could reduce both our net income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.
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
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension and liquidity risks and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS is limited by Federal tax provisions governing REITs;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of our interest rate hedges declines due to interest rate fluctuations, lapse of time or other factors, reducing our stockholders' equity.
Furthermore, our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Consequently, we could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.

Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread widens between the yield on our assets and benchmark interest rates, our net book value could decline if the value of our assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
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
We may purchase securities or loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which would adversely affect our profitability.
We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may receive a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate, which would result in a lower than expected yield on securities and loans purchased at a discount to par.
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency RMBS collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which could impact the prepayment rates for the entire mortgage securities market, and in particular for Fannie Mae and Freddie Mac agency RMBS. These new programs or changes to existing programs could cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

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
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations.
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

Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.

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

Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the CFTC introduce a comprehensive regulatory regime for swaps (as defined in the Commodity Exchange Act, as amended). The new laws and regulations subject certain swaps to clearing and exchange trading requirements, and subject us to new burdens, including but not limited to, margin requirements, reporting, recordkeeping and business conduct rules. The final rules under Title VII, including those rules that have already been adopted for both cleared and non-cleared swap transactions, impose increased margin requirements and require additional operational and compliance costs that will likely affect our business and results of operations.

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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to agency RMBS for settlement in the current month.  Additionally, a decline in the Fed's purchases of agency RMBS or sales of some or all of its holdings of agency RMBS could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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
Certain hedging instruments are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and involve risks and costs that could result in material losses. Consequently, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
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
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2015 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.

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

A decrease in the volume of newly issued mortgages, or an increase in investor demand for mortgages, could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, whereas an increase in the volume of newly issued mortgages, or a decrease in investor demand for mortgages, could negatively affect the valuations for our investments and may adversely affect our liquidity.

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

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our common and preferred stockholders.

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

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency RMBS. Accordingly, if these government actions are inadequate and the GSEs suffer additional losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

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

Additionally, recent legislation and regulations could limit certain market participants' abilities to make markets in certain securities, including non-agency RMBS. These rules have the potential to significantly reduce the liquidity within these markets, making it more difficult for us to sell such investments and may significantly impact the price volatility of the asset class.

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
Because we have no employees other than those at RCS, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
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
Neither we nor our Manager have any employees or separate facilities other than those at RCS. Our day-to-day investment operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, which owns the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
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
Our Manager's management fee is based on the amount of our stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, and is payable regardless of our economic performance.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP ("Equity"). There is no incentive compensation payable to our Manager pursuant to the management agreement. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during the same period. Increases to our Equity, and a corresponding increase to our management fee, would result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, would result from repurchases of our common stock and realization of losses on our investment portfolio. These factors could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, even though the value of our common stock could potentially increase if we repurchase shares at a discount to our net book value per common share, the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. As such, our Manager may have limited incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency RMBS at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
Future offerings of debt securities, which would rank senior to our common stock and preferred stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, if any, preferred stock and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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

Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our charter, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of our common or capital stock will be in violation of the decreased stock ownership limit.

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

The stock ownership limitation contained in our charter generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our charter generally prohibits beneficial or constructive ownership by any person of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common or capital stock, unless exempted by our Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.
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
The "control share" provisions of the MGCL provide that holders of "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices
Our common stock is listed on The NASDAQ Global Select Market under the symbol "MTGE." As of January 31, 2015, we had 94 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of quarterly high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the fiscal years ended December 31, 2014 and 2013.

	Common Stock
Period	High	Low
2014
Fourth Quarter	$20.22	$18.79
Third Quarter	$20.62	$18.81
Second Quarter	$20.68	$18.64
First Quarter	$20.35	$17.37

2013
Fourth Quarter	$21.06	$17.27
Third Quarter	$21.30	$16.01
Second Quarter	$26.62	$17.38
First Quarter	$26.71	$23.81
Dividends Declared
The following table summarizes quarterly dividends declared on our common stock for the years ended December 31, 2014 and 2013 and their related tax characterization (in thousands except per share data):

				Tax Characterization of Dividends
Declaration Date	Record Date	Payment Date	Dividend Per Share	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
December 18, 2014	December 31, 2014	January 27, 2015	$0.65	$0.65	$—	$—
September 18, 2014	September 30, 2014	October 27, 2014	0.65	0.65	—	—
June 17, 2014	June 30, 2014	July 28, 2014	0.65	0.65	—	—
March 20, 2014	March 31, 2014	April 28, 2014	0.65	0.65	—	—
December 18, 2013	December 31, 2013	January 28, 2014	0.65	0.65	—	—
September 19, 2013	September 30, 2013	October 28, 2013	0.70	0.70	—	—
June 18, 2013	June 28, 2013	July 26, 2013	0.80	0.80	—	—
March 7, 2013	March 20, 2013	April 26, 2013	0.90	0.90	—	—
We intend to pay quarterly dividends on our common stock and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." In addition, holders of our 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Under certain circumstances upon a change of control, the Series A Redeemable Preferred Stock is convertible to shares of our common stock. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.
Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
Equity Compensation Plan Information
We have adopted the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to eligible participants.
The following table provides information as of December 31, 2014 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	290,445	$—	1,057,661
Equity compensation plans not approved by security holders	—	—	—
Total	290,445	$—	1,057,661
__________
(1) Represents unvested restricted stock units and unvested shares of restricted stock awarded to our independent directors and certain employees of RCS.

Performance Graph

The following graph compares a stockholder's cumulative total return, assuming $100 invested at August 3, 2011 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our residential mortgage-related REIT Peer Group composed of AG Mortgage Investment Trust Inc, Apollo Residential Mortgage Inc, Chimera Investment Corporation, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Two Harbors Investment Corp and Western Asset Mortgage Capital Corp. (the "New Peer Group"); and (v) an index of selected issuers in our residential mortgage-related REIT Peer Group composed of Chimera Investment Corporation, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Pennymac Mortgage Investment Trust, Redwood Trust, Inc. and Two Harbors Investment Corp. (the "Old Peer Group"). AG Mortgage Investment Trust Inc, Apollo Residential Mortgage Inc and Western Asset Mortgage Capital Corp. have been added to the New Peer Group to reflect their status as significant competitors of MTGE's business. Pennymac Mortgage Investment Trust and Redwood Trust, Inc. have been excluded because we no longer believe these companies to be comparable to MTGE in its overall business and operations.

Date	American Capital Mortgage Investment Corp.	S&P 500	FTSE NAREIT Mortgage REITs	New Peer Group	Old Peer Group
8/3/2011	$100.00	$100.00	$100.00	$100.00	$100.00
12/31/2011	$99.32	$98.31	$100.03	$89.37	$88.43
12/31/2012	$144.36	$114.04	$119.92	$121.75	$124.79
12/31/2013	$124.26	$150.98	$117.57	$125.22	$132.86
12/31/2014	$153.09	$171.64	$138.60	$152.44	$156.83

Item 6. Selected Financial Data.
The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

	December 31,
	2014	2013	2012	2011
Balance sheet data:
Investment portfolio, at fair value	$5,918,230	$5,932,474	$7,048,445	$1,779,323
Total assets	$7,031,252	$8,397,865	$7,696,140	$2,170,322
Repurchase agreements	$5,423,630	$7,158,192	$6,245,791	$1,706,281
Total liabilities	$5,855,283	$7,295,145	$6,770,578	$1,961,521
Total stockholders' equity	$1,175,969	$1,102,720	$925,562	$208,801
Net asset value per common share	$21.91	$21.47	$25.74	$20.87

	For the Year Ended December 31,			For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2014	2013	2012
Statement of operations data:
Interest income	$183,358	$255,699	$145,420	$16,414
Interest expense	(28,631)	(38,754)	(22,067)	(1,737)
Net interest income	154,727	216,945	123,353	14,677
Net servicing loss	(15,213)	(4,139)	—	—
Other gains (losses)	45,265	(270,676)	142,665	7,767
Expenses	(25,362)	(25,921)	(14,656)	(2,743)
Provision for income tax, net	(238)	(679)	(1,182)	(32)
Net income	159,179	(84,470)	250,180	19,669
Dividend on preferred stock	(2,718)	—	—	—
Net income (loss) to common shareholders	$156,461	$(84,470)	$250,180	$19,669

Net income per common share - basic and diluted	$3.06	$(1.59)	$8.90	$1.97
Weighted average number of common shares outstanding - basic	51,176	53,015	28,100	10,006
Weighted average number of common shares outstanding - diluted	51,192	53,015	28,100	10,006

Dividends declared per common share	$2.60	$3.05	$3.60	$1.00

	For the Year Ended December 31,			For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2014	2013	2012
Ending agency securities, at fair value	$4,384,139	$5,641,682	$6,367,042	$1,740,091
Ending agency securities, at cost	$4,374,729	$5,820,194	$6,229,770	$1,726,274
Ending agency securities, at par	$4,190,407	$5,573,593	$5,904,666	$1,637,060
Average agency securities, at cost	$4,759,753	$7,352,882	$4,580,366	$1,372,057
Average agency securities, at par	$4,562,017	$6,996,922	$4,363,888	$1,295,991

Ending non-agency securities, at fair value (1)	$1,168,834	$1,011,217	$681,403	$75,754
Ending non-agency securities, at cost (1)	$1,111,123	$927,131	$616,707	$78,044
Ending non-agency securities, at par (1)	$1,373,652	$1,526,918	$1,045,891	$135,822
Average non-agency securities, at cost (1)	$971,412	$788,260	$341,167	$54,067
Average non-agency securities, at par (1)	$1,458,861	$1,334,104	$566,446	$92,839

Net TBA portfolio - as of period end, at fair value	$271,617	$(774,840)	NM	NM
Net TBA portfolio - as of period end, at cost	$259,985	$(775,859)	NM	NM
Average net TBA portfolio, at cost	$685,683	$559,724	NM	NM

Average total assets, at fair value	$7,231,528	$9,706,830	$5,587,865	$1,592,671
Average agency and non-agency repurchase agreements	$4,989,896	$7,222,101	$4,490,364	$1,300,138
Average stockholders' equity	$1,165,952	$1,208,812	$660,695	$201,854

Average coupon	2.96%	3.11%	3.34%	3.91%
Average asset yield	3.19%	3.14%	2.97%	3.07%
Average cost of funds (2)	0.98%	1.10%	0.91%	0.71%
Average net interest rate spread	2.21%	2.03%	2.06%	2.36%
Average net interest rate spread, including estimated dollar roll income (3)	2.28%	2.13%	NM	NM
Average coupon as of period end	3.06%	2.94%	3.17%	3.87%
Average asset yield as of period end	3.24%	3.18%	2.91%	3.06%
Average cost of funds as of period end	1.02%	0.88%	1.03%	0.68%
Average net interest rate spread as of period end	2.22%	2.30%	1.88%	2.38%
Average actual CPR for agency securities held during the period	7.6%	6.5%	6.1%	4.9%
Average projected life CPR for agency securities as of period end	8.2%	7.3%	9.0%	11.5%

Leverage - average during the period (4)	4.7x	6.0x	6.8x	6.4x
Leverage - average during the period, including net TBA position	5.3x	6.3x	NM	NM
Leverage - as of period end (5)	4.4x	5.9x	6.7x	8.0x
Leverage - as of period end, including net TBA position	4.6x	5.1x	NM	NM

Expenses % of average total assets - annualized	0.4%	0.3%	0.3%	0.4%
Expenses % of average stockholders' equity - annualized	2.2%	2.1%	2.2%	3.4%
Net book value per common share as of period end	$21.91	$21.47	$25.74	$20.87
Dividends declared per common share	$2.60	$3.05	$3.60	$1.00
Net return on average stockholders' equity	13.7%	(7.0)%	37.9%	24.5%
————————

(1)	Includes non-agency securities underlying Linked Transactions.

(2)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

(3)
Estimated dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on other derivatives and securities, net.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2014. Our MD&A is presented in seven sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the accessibility of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to leverage our investment portfolio appropriately. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, and regulations or legal settlements that impact servicing practices or other mortgage related activities.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our financing repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs.
Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds or even fall in value as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is an estimate of the relative expected percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

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

•
Credit Risk. We accept mortgage credit exposure at levels our Manager deems prudent within the context of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on the loans underlying our non-agency securities, as well as any future investments in CMBS and individual residential and commercial mortgages. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that our Manager believes are appropriate. Additionally, we vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.

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

Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our assets and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our assets and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk, and, therefore, the value of our agency RMBS and our net book value could decline.
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
Trends and Recent Market Impacts
The fixed income markets were relatively stable during 2014, a sharp contrast to the extreme interest rate volatility and price deterioration experienced in 2013. The consensus view at the start of 2014 was that interest rates would continue to increase and agency RMBS spreads would widen as the Fed exited its third quantitative easing program ("QE3"). Weaker economic data and lower inflation expectations both domestically and abroad, however, led to a significant rally in interest rates and a flattening of the yield curve. Despite this unexpected decline in interest rates and the Fed’s gradual reduction of asset purchases, agency RMBS outperformed many other fixed income products over the course of 2014.
The strong performance of agency and non-agency securities drove our aggregate economic return of 14.1% for 2014, comprised of $2.60 of dividends per common share and a $0.44 increase in our net book value per common share. Over the year, agency RMBS benefited from historically low mortgage origination volume, conservative portfolio positioning by many fixed income investors who were underweight agency RMBS, and the favorable "stock effect" of the Fed's ownership of a significant portion of the agency RMBS market as of September 30, 2014. Our performance also benefited from our active approach to portfolio management, which included repositioning our asset portfolio, modifying the composition of our hedge portfolio and operating with a larger duration gap.
By the start of 2014, we had increased our 15 year fixed rate mortgage position to approximately 39% of our agency portfolio, which positioned us well for the strong performance of 15 year agency RMBS early in 2014. The relative outperformance of 15 year RMBS, combined with the flattening yield curve and our favorable outlook for 30 year RMBS, led us to gradually reduce our 15 year allocation to 27% of agency investments as of September 30, 2014. During the fourth quarter, in response to changing market conditions, we once again increased our allocation to 15 year RMBS and reduced our allocation to 30 year RMBS, resulting in a 43% allocation of agencies to 15 year investments as of December 31, 2014. This repositioning was in part driven by heightened prepayment risk and greater interest rate volatility, as 15 year RMBS tend to provide greater protection against both of these risks.
Our performance during 2014 also benefited from favorable financing terms available in the TBA dollar roll market. Given the attractiveness of TBA investments, we allocated a larger portion of our portfolio to TBA securities, rather than holding our investments in pool form funded by repurchase agreements. During 2014, we held an average net long TBA dollar roll position of $0.7 billion, compared to an average of $0.6 billion during 2013.
Our non-agency portfolio increased to $1.2 billion as of December 31, 2014 from $1.0 billion as of December 31, 2013. Non-agency securities performed well during 2014 in response to moderate national house price appreciation and favorable supply and demand dynamics. During 2014, average house prices appreciated 5%, slightly less than the appreciation experienced in 2013. Non-agency valuations were also supported by the shrinking supply of legacy securities. As of December 31, 2014, the unpaid principal balance of non-agency RMBS was less than $750 billion, or roughly 12% lower than the prior year. During the year, we shifted our portfolio allocation in favor of non-agency securities that we believe will perform better in a wider range of housing scenarios. Specifically, we reduced our holdings in securities issued prior to 2008 that were backed by subprime mortgages, as these securities tend to be more sensitive to home price appreciation and foreclosure timelines.
Over the course of the year, we opportunistically increased our investments in GSE credit risk transfer ("CRT") securities collateralized by prime mortgage loans to approximately 9% of our non-agency portfolio as of December 31, 2014, compared to less than 1% at the beginning of 2014. Looking forward, our investment in CRTs will likely increase further, given our view of the attractive risk-return attributes of these instruments. In 2015, we expect the GSEs to sell a portion of the credit risk associated with approximately $300 billion of loans. The credit bonds that will be sold into the market will likely top $12 billion, vastly exceeding the issuance expected in the private label securities market.

Throughout 2014, we operated with a positive duration gap. Our duration gap was slightly larger earlier in the year than what we operated with during much of the prior year and subsequent periods during 2014. Our duration gap position was consistent with our moderate leverage profile and our assessment of the correlation between mortgage spreads and interest rates. Despite our somewhat larger duration gap during the first half of 2014, the aggregate amount of our extension risk was also consistent with historical levels. (For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-K.)
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since December 31, 2013.

Interest Rate / Security (1)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
LIBOR:
1-Month	0.17%	0.16%	0.16%	0.15%	0.17%
3-Month	0.26%	0.24%	0.23%	0.23%	0.25%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.67%	0.57%	0.46%	0.42%	0.38%
5-Year U.S. Treasury	1.65%	1.76%	1.63%	1.72%	1.74%
10-Year U.S. Treasury	2.75%	3.20%	3.36%	2.72%	3.03%
Interest Rate Swap Rates:
2-Year Swap Rate	0.89%	0.82%	0.58%	0.55%	0.49%
5-Year Swap Rate	1.77%	1.93%	1.70%	1.80%	1.79%
10-Year Swap Rate	2.29%	2.64%	2.63%	2.84%	3.09%
30-Year Fixed Rate Agency Price:
3.5%	$104.28	$102.23	$102.92	$100.59	$99.48
4.0%	$106.75	$105.41	$106.11	$103.94	$103.11
4.5%	$108.56	$107.91	$108.30	$106.69	$106.06
15-Year Fixed Rate Agency Price:
2.5%	$101.81	$100.55	$101.59	$99.92	$99.00
3.0%	$103.91	$102.98	$103.88	$102.72	$102.05
3.5%	$105.61	$105.11	$105.98	$104.83	$104.58
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
30-Year Lower Loan Balance (3):
3.0%	$0.34	$0.38	$0.28	$0.16	$0.02
3.5%	$0.45	$0.37	$0.19	$0.20	$0.09
4.0%	$0.98	$0.67	$0.41	$0.36	$0.23
30-Year HARP (4):
3.0%	$—	$—	$—	$—	$—
3.5%	$0.05	$0.01	$0.01	$0.02	$—
4.0%	$0.30	$0.15	$0.06	$0.07	$0.06
 ________________________

(1)	Source: Bloomberg and dealer indications.

(2)
"Pay-ups" represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools. Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

(3)	Lower loan balance pay-ups for pools with original loan balances from $85,000 to $110,000.

(4)	HARP pay-ups for pools backed by 100% refinance loans with original loan-to-value ratios between 95% and 100%.

Our subsidiary, Residential Credit Solutions, Inc. ("RCS"), is a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During 2014, we continued to integrate the servicing platform into the broader MTGE operations, implementing cost savings opportunities and increasing RCS’ focus on traditional conforming servicing. We have been cautious in our acquisition of MSR so far, as the prices of these assets increased throughout much of the year. To date, we have purchased approximately $93 million in MSR with an underlying loan unpaid principal balance of approximately $7 billion during 2014. We expect our acquisition of MSR to be measured over the near term as we work to identify additional opportunities that are appropriately priced, with acceptable levels of exposure to adverse prepayment behavior and counterparty risk.
Looking ahead, we believe our portfolio is well positioned for a wide range of interest rate scenarios. There is growing uncertainty regarding future Fed actions with regard to short term interest rates given the apparent divergence between the favorable U.S. economic outlook and the deteriorating global economic picture. In addition, while the employment picture in the U.S. has improved substantially, inflation data and expectations remain well below the Fed’s objective, and global deflationary pressure appears to be gaining strength.
If interest rates continue to decline, we would expect prepayment speeds to accelerate substantially and mortgage spreads to widen somewhat, possibly adversely impacting our net book value in the near term. However, in this falling rate scenario, we also believe that our portfolio should perform relatively well given our sizable portfolio allocation to assets with favorable prepayment characteristics and the relatively low coupon profile of our portfolio, which should help mitigate potential book value declines. In addition, our current low leverage level and conservative interest rate risk profile give us the capacity and flexibility to grow our portfolio quickly if MBS weaken and expected returns on equity improve, thereby improving our future earnings profile. Conversely, if interest rates increase, we would expect MBS spreads to perform well in response to favorable supply and demand forces and rapidly improving prepayment dynamics. (For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-K.) Furthermore, since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our Manager’s view of the current market environment and relative risks and rewards and, consequently, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.

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

Fair Value of Investments
We estimate the fair value of our investments based on inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the U.S. Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 8 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Interest Income
Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums and discounts associated with the purchase of agency RMBS and non-agency securities of high credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method. We estimate long-term prepayment speeds using a third-party service and market data.

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

FINANCIAL CONDITION
As of December 31, 2014, our investment portfolio with a fair value of $5.9 billion was consistent with our portfolio fair value as of December 31, 2013 and was comprised of $4.4 billion of agency RMBS, $0.3 billion in net long TBA positions, $1.2 billion of non-agency securities and $0.1 billion MSR.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2014, our net TBA position had a net carrying value of $11.6 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	December 31,
	2014	2013
Balance Sheet Data:
Total agency and non-agency securities	$5,552,973	$6,652,899
Total assets	$7,031,252	$8,397,865
Repurchase agreements	$5,423,630	$7,158,192
Total liabilities	$5,855,283	$7,295,145
Total stockholders’ equity	$1,175,969	$1,102,720
Net asset value per common share	$21.91	$21.47

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,482,127	$3,474,600	$3,333,348	3.37%	2.54%
Freddie Mac	902,012	900,129	857,059	3.50%	2.65%
Agency RMBS total	4,384,139	4,374,729	4,190,407	3.39%	2.56%
Non-agency securities	1,168,834	1,111,123	1,373,652	2.06%	5.92%
Total	$5,552,973	$5,485,852	$5,564,059	3.06%	3.24%

	December 31, 2013
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$4,511,037	$4,657,254	$4,461,621	3.33%	2.53%
Freddie Mac	1,096,582	1,129,445	1,079,180	3.44%	2.67%
Ginnie Mae	34,063	33,495	32,792	3.00%	2.12%
Agency RMBS total	5,641,682	5,820,194	5,573,593	3.35%	2.56%
Non-agency securities	1,011,217	927,131	1,526,918	1.46%	7.07%
Total	$6,652,899	$6,747,325	$7,100,511	2.94%	3.18%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8% and 7% as of December 31, 2014 and 2013, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly, while the weighted average projected CPR increased by approximately 1 percentage point from December 31, 2013 to December 31, 2014. The relative stability in the agency RMBS portfolio yield resulted from our rebalancing of the portfolio towards a larger percentage of higher-yielding, 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2014 (dollars in thousands):

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$587,127	$589,786	$574,772	1.89%	8%
3.0%	605,346	599,126	580,701	2.25%	9%
3.5%	289,367	284,999	272,918	2.41%	10%
4.0%	218,026	216,503	202,751	2.17%	11%
4.5%	17,308	17,352	16,271	2.67%	11%
≤ 15-year total	1,717,174	1,707,766	1,647,413	2.15%	9%
20-year
3.0%	70,689	71,191	68,647	2.27%	9%
3.5%	114,113	111,683	108,207	2.87%	9%
4.0%	5,320	5,208	4,945	2.72%	12%
5.0%	2,471	2,448	2,228	2.14%	18%
20-year total	192,593	190,530	184,027	2.63%	9%
30-year
3.5%	1,418,564	1,427,505	1,355,051	2.75%	7%
4.0%	818,553	817,528	761,885	2.97%	7%
4.5%	87,621	85,834	79,705	3.27%	9%
30-year total	2,324,738	2,330,867	2,196,641	2.84%	7%
Pass through agency RMBS	4,234,505	4,229,163	4,028,081	2.55%	8%
Agency CMO	23,928	23,453	38,387	2.92%	7%
Total fixed-rate agency RMBS	4,258,433	4,252,616	4,066,468	2.56%	8%
Adjustable rate agency RMBS	125,706	122,113	123,939	2.83%	14%
Total agency RMBS	$4,384,139	$4,374,729	$4,190,407	2.56%	8%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 87% (not including our net long TBA position) as of December 31, 2014 as detailed in the following table (dollars in thousands):

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,238,790	$1,236,608	$1,175,541	3.58%	2.80%	7%
Lower Loan Balance (2)	2,476,825	2,471,101	2,349,679	3.47%	2.55%	8%
Other	518,890	521,454	502,861	2.81%	1.96%	9%
Pass through agency RMBS	4,234,505	4,229,163	4,028,081	3.42%	2.55%	8%
Agency CMO	23,928	23,453	38,387	3.05%	2.92%	7%
Total fixed-rate agency RMBS	4,258,433	4,252,616	4,066,468	3.42%	2.56%	8%
Adjustable rate agency RMBS	125,706	122,113	123,939	2.60%	2.83%	14%
Total agency RMBS	$4,384,139	$4,374,729	$4,190,407	3.39%	2.56%	8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 110% and 125% for 15-year and 30-year securities, respectively, as of December 31, 2014. Includes $601.2 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $102,962 and $88,127 for 15-year and 30-year securities, respectively, as of December 31, 2014.

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

The following table summarizes our agency RMBS at fair value according to their estimated weighted average life classifications as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
Less than or equal to three years	$—	$—	—%	—%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,528,121	1,520,350	2.13%	3.05%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	2,827,653	2,826,297	2.79%	3.58%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	28,365	28,082	3.12%	3.52%	5,241	5,600	2.96%	3.50%
Total	$4,384,139	$4,374,729	2.56%	3.39%	$5,641,682	$5,820,194	2.56%	3.35%
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
In determining the estimated weighted average years to maturity and yields on our agency RMBS, we estimate the percentage of outstanding principal that is expected to be prepaid over a period of time on an annualized basis, or CPR, based on assumptions for each security using a combination of a third-party service, market data and internal models. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We have estimated that the CPR over the remaining life of our aggregate agency investment portfolio was 8% and 7% as of December 31, 2014 and 2013, respectively. However, the weighted average expected life of our agency RMBS increased to 6.8 years as of December 31, 2014, from 6.1 years as of December 31, 2013, primarily as a result of rebalancing our portfolio towards a higher percentage of 30-year agency RMBS, with a lower percentage of 15-year agency RMBS. We amortize or accrete premiums and discounts associated with purchases of our agency RMBS into interest income over the estimated life of our securities based on projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency RMBS portfolio was 104.4% of par value as of December 31, 2014, slower actual or projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

TBA Investments
As of December 31, 2014 and 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$169,660	$171,059	$172,756	$1,697
3.0%	178,000	185,601	184,983	(618)
3.5%	(69,778)	(73,720)	(73,673)	47
Subtotal	277,882	282,940	284,066	1,126
30-Year
3.0%	556,200	556,494	562,478	5,984
3.5%	83,770	86,848	87,357	509
4.0%	(609,180)	(652,752)	(648,713)	4,039
4.5%	(12,500)	(13,545)	(13,571)	(26)
Subtotal	18,290	(22,955)	(12,449)	10,506
Portfolio total	$296,172	$259,985	$271,617	$11,632

	December 31, 2013
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(77,940)	$(76,756)	$(77,160)	$(404)
3.0%	(336,848)	(343,163)	(343,069)	94
3.5%	(140,000)	(147,296)	(146,269)	1,027
Subtotal	(554,788)	(567,215)	(566,498)	717
30-Year
3.0%	(15,268)	(14,659)	(14,522)	137
3.5%	(271,380)	(271,088)	(269,762)	1,326
4.0%	(142,980)	(146,107)	(147,426)	(1,319)
4.5%	210,600	223,210	223,368	158
Subtotal	(219,028)	(208,644)	(208,342)	302
Portfolio total	$(773,816)	$(775,859)	$(774,840)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Non-Agency Investments
Non-agency security yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$282,338	$11,434	$(6,489)	$277,393	$(21,827)	$299,220	3.45%	6.04%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $20.1 million, and $151.2 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of December 31, 2014.

(2)	Prime non-agency securities include GSE credit risk transfer securities with $104.1 million in fair value as of December 31, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime and Alt-A and subprime non-agency securities, respectively, as of December 31, 2013.

(2)
Prime non-agency securities include GSE credit risk transfer securities with $5.3 million in fair value and interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$436,385	$422,400	5.15%	2.85%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	486,869	446,967	6.68%	1.29%	211,013	195,913	6.84%	2.38%
>7 years	245,580	241,756	5.89%	2.43%	596,269	536,418	7.70%	1.08%
Total	$1,168,834	$1,111,123	5.92%	2.06%	$1,011,217	$927,131	7.07%	1.46%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of December 31, 2014 and 2013, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of December 31, 2014 and 2013:

Credit Rating (1)	December 31, 2014	December 31, 2013
AAA	—%	5%
A	—%	2%
BBB	1%	—%
BB	4%	3%
B	5%	7%
Below B	53%	56%
Not Rated	37%	27%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 75% as of both December 31, 2014 and 2013. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of December 31, 2014 and 2013, 21% and 22%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 9% and 8% as of December 31, 2014 and 2013, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2014 and 2013 (fair value dollars in thousands):

December 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (4)	$282,338	$93.20	79	73%	744	5%	12%
Alt-A	486,254	68.79	111	76%	712	17%	9%
Option-ARM	173,727	76.12	107	75%	707	23%	8%
Subprime	226,515	87.50	111	78%	615	48%	9%
Total	$1,168,834	$79.35	103	75%	700	21%	10%

December 31, 2013
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime (5)	$195,524	$87.07	70	71%	745	7%	9%
Alt-A	467,531	66.42	99	75%	711	20%	10%
Option-ARM	119,054	68.72	97	74%	708	23%	10%
Subprime	229,108	60.41	93	80%	627	38%	12%
Total	$1,011,217	$68.94	92	75%	699	22%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

(4)	Prime non-agency securities include GSE credit risk transfer securities with $104.1 million in fair value as of December 31, 2014.

(5)
Prime non-agency securities include GSE credit risk transfer securities with $5.3 million in fair value and interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013. The prime non-agency securities average purchase price presented in the table excludes interest only investments with a weighted average purchase price of $4.31 as of December 31, 2013.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of December 31, 2014 and 2013:

	% of Non-Agency Portfolio
	December 31, 2014	December 31, 2013
California	37%	38%
Florida	9%	9%
New York	5%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	59%	60%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of December 31, 2014, our MSR purchased during the year had a fair market value of $79.6 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of December 31, 2014:

December 31, 2014
Unpaid principal balance (in thousands)	$7,136,994
Number of loans	33,911
Average Loan Size (in thousands)	$210
Average Loan Age (months)	23
Average Coupon	3.80%
Average Original Loan-to-Value	75%
Average Original FICO	760
60+ delinquencies	0.12%

Repurchase Financing and Hedging
As of December 31, 2014 and 2013, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$4,002,291	0.42%	245	$5,935,610	0.43%	96
Non-agency securities	715,704	1.67%	20	647,068	1.79%	33
U.S. Treasury securities	705,635	(0.13)%	7	575,514	0.07%	2
Total repurchase agreements	5,423,630	0.51%	190	$7,158,192	0.52%	83

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,245,188	0.71%	13	$3,047,986	0.60%	14
> 1 to ≤ 2 months	568,014	0.55%	45	816,960	0.55%	45
> 2 to ≤ 3 months	540,201	0.48%	74	1,506,888	0.52%	77
> 3 to ≤ 6 months	508,216	0.43%	142	621,124	0.54%	135
> 6 to ≤ 9 months	123,947	0.51%	246	147,729	0.49%	249
> 9 to ≤ 12 months	217,429	0.51%	327	191,991	0.50%	321
> 12 months	515,000	0.63%	1405	250,000	0.59%	853
Total	4,717,995	0.61%	210	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	705,635	(0.13)%	7	575,514	0.07%	2
Total repurchase agreements	$5,423,630	0.51%	190	$7,158,192	0.52%	83
As of December 31, 2014 and 2013, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.24% and 1.18% as of December 31, 2014 and 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.

The following tables present certain information about our interest rate swaption agreements as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5

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

The table below presents our consolidated statements of operations during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Agency securities	$118,764	$199,964	$122,082
Non-agency securities	64,282	55,368	23,029
Other	312	367	309
Interest expense	(28,631)	(38,754)	(22,067)
Net interest income	154,727	216,945	123,353

Servicing:
Servicing income	45,873	3,350	—
Servicing expense	(61,086)	(7,489)	—
Net servicing loss	(15,213)	(4,139)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(8,263)	(170,252)	73,610
Realized gain on non-agency securities, net	39,080	16,856	1,780
Realized loss on periodic settlements of interest rate swaps, net	(20,388)	(41,006)	(18,458)
Realized gain (loss) on other derivatives and securities, net	(20,445)	112,573	(46,748)
Unrealized gain (loss) on agency securities, net	187,921	(315,784)	123,456
Unrealized gain (loss) on non-agency securities, net	(26,375)	19,391	64,310
Unrealized gain (loss) on other derivatives and securities, net	(98,654)	107,546	(55,285)
Unrealized loss on mortgage servicing rights	(7,611)	—	—
Total other gains (losses), net	45,265	(270,676)	142,665

Expenses:
Management fees	17,641	18,680	9,638
General and administrative expenses	7,721	7,241	5,018
Total expenses	25,362	25,921	14,656

Income (loss) before provision for income tax	159,417	(83,791)	251,362
Provision for income tax, net	238	679	1,182
Net income (loss)	159,179	(84,470)	250,180
Dividend on preferred stock	(2,718)	—	—
Net income (loss) available (attributable) to common shareholders	$156,461	$(84,470)	$250,180

Weighted average number of common shares outstanding — basic	51,176	53,015	28,100
Weighted average number of common shares outstanding — diluted	51,192	53,015	28,100

Net income (loss) per common share — basic and diluted	$3.06	$(1.59)	$8.90

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014			2013
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,759,753	2.50%	$118,764	$7,352,882	2.72%	$199,964
Non-agency securities	971,412	6.62%	64,282	788,260	7.02%	55,368
Total	$5,731,165	3.19%	$183,046	$8,141,142	3.14%	$255,332
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31, 2014 vs 2013
		Due to Change in Average (1)
	Increase / (Decrease)	Volume	Yield
Agency RMBS	$(81,200)	$(65,806)	$(15,394)
Non-agency securities	8,914	11,873	(2,959)
Total	$(72,286)	$(53,933)	$(18,353)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(81.2) million during the year ended December 31, 2014 compared to the year ended December 31, 2013, due mainly to reduced average balances resulting from an increased allocation to TBA investments and, to a lesser extent, lower average yields. Interest income on non-agency securities increased by $8.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8% and 7% as of December 31, 2014 and 2013, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 7.6% and 6.5% for the years ended December 31, 2014 and 2013, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $35.6 million and $38.9 million for the years ended December 31, 2014 and 2013, respectively. The change in our weighted average CPR estimates resulted in the recognition of "catch up" premium amortization benefit (expense) of approximately $(3.6) million and $8.5 million for the years ended December 31, 2014 and 2013, respectively. The amortized cost basis of our agency RMBS portfolio was 104.4% of par value as of both December 31, 2014 and 2013. The net unamortized premium balance of our aggregate agency RMBS portfolio was $184.3 million and $246.6 million, as of December 31, 2014 and 2013, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $40.6 million and $35.5 million for the years ended December 31, 2014 and 2013, respectively. The weighted average cost basis of the non-agency portfolio was 80.9% and 60.7% of par as of December 31, 2014 and 2013, respectively. The total net discount remaining was $262.5 million and $599.8 million, with $135.9 million and $235.0 million designated as credit reserves as of December 31, 2014 and 2013, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.6x and 5.1x our stockholders’ equity less investments in RCS and REIT equity securities as of December 31, 2014 and 2013, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the quarterly periods since December 31, 2012 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
September 30, 2013	$8,298,648	$8,689,551	$8,352,628	0.51%	6.8x	7.0x	5.7x
June 30, 2013	$7,083,080	$7,697,739	$7,632,711	0.52%	5.1x	6.3x	6.4x
March 31, 2013	$5,832,005	$6,245,791	$6,137,343	0.52%	4.9x	4.3x	7.4x
December 31, 2012	$5,894,642	$6,299,981	$6,245,791	0.57%	6.4x	6.7x	6.7x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements by our average month-end stockholders’ equity for the period less investments in RCS and REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

Adjusted leverage included in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2014, we had a net long TBA position with a notional value and underlying cost basis of $0.3 billion, respectively.

Interest Expense and Cost of Funds
Interest expense of $28.6 million and $38.8 million for the years ended December 31, 2014 and 2013, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $20.4 million and $41.0 million for the years ended December 31, 2014 and 2013, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014			2013
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$4,989,896	0.57%	$28,631	$7,222,101	0.54%	$38,754
Interest rate swaps	2,053,462	0.99%	20,388	3,411,154	1.20%	41,006
Total adjusted cost of funds		0.98%	$49,019		1.10%	$79,760
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31, 2014 vs 2013
		Due to Change in Average (1)
	Increase / (Decrease)	Volume	Rate
Repurchase agreements	$(10,123)	$(12,690)	$2,567
Interest rate swaps	(20,618)	(14,385)	(6,233)
Total adjusted cost of funds	$(30,741)	$(27,075)	$(3,666)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The $(30.7) million decrease in our adjusted cost of funds for the year ended December 31, 2014 compared to the year ended December 31, 2013 was attributable to a combination of lower average repurchase agreement balances and effective interest rate swap notional amounts and net pay rates, partially offset by an increase in repurchase agreement rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Servicing fee income	$30,544	$2,603
Incentive, ancillary and other income	15,329	735
Other income	—	12
Servicing income	45,873	3,350

Employee compensation and benefit costs	31,963	2,845
Facility costs	12,591	447
Realization of cash flows from MSR	5,128	—
Other servicing costs	11,404	1,142
Acquisition related costs	—	3,055
Servicing expense	61,086	7,489

Net servicing loss	$(15,213)	$(4,139)

As of December 31, 2014, RCS managed a servicing portfolio of approximately 66,000 loans, representing approximately $14 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the year ended December 31, 2014 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors. During this period, we also increased our net long TBA position through TBA dollar roll transactions, a form of off-balance sheet financing.
The following table is a summary of our net realized gains and losses on agency RMBS during the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Proceeds from agency RMBS sold	$2,277,424	$7,817,303
Increase (decrease) in receivable for agency RMBS sold	(608,646)	608,646
Less agency RMBS sold, at cost	(1,677,041)	(8,596,201)
Net realized gain (loss) on sale of agency RMBS	$(8,263)	$(170,252)

Gross realized gains on sale of agency RMBS	$10,706	$22,424
Gross realized losses on sale of agency RMBS	(18,969)	(192,676)
Net realized gain (loss) on sale of agency RMBS	$(8,263)	$(170,252)

The following table is a summary of our net realized gains on non-agency securities during the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Proceeds from non-agency securities sold	$583,345	$197,259
Less: non-agency securities sold, at cost	(544,265)	(180,403)
Net realized gain on sale of non-agency securities	$39,080	$16,856

Gross realized gain on sale of non-agency securities	$44,571	$18,790
Gross realized loss on sale of non-agency securities	(5,491)	(1,934)
Net realized gain on sale of non-agency securities	$39,080	$16,856

Unrealized net gains of $187.9 million and losses of $(315.8) million on agency RMBS for the years ended December 31, 2014 and 2013, respectively, and unrealized net losses of $(26.4) million and gains of $19.4 million on non-agency securities for the years ended December 31, 2014 and 2013, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.
Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Realized loss on periodic settlements of interest rate swaps, net	$(20,388)	$(41,006)
Realized gain on other derivatives and securities:
Interest rate swaps	$(13,952)	$101,297
Interest rate swaptions	(17,836)	18,558
TBA securities	33,345	(47,063)
Mortgage options	257	—
U.S. Treasury securities	2,008	(12,952)
U.S. Treasury futures	(6,645)	6,322
U.S. Treasury securities sold short	(26,592)	45,434
REIT equity investments	8,675	977
Interest only swaps	295	—
Total realized gain on other derivatives and securities, net	$(20,445)	$112,573
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$(105,529)	$97,769
Interest rate swaptions	(12,018)	11,550
TBA securities	10,613	3,933
Mortgage options	—	—
U.S. Treasury securities	13,291	(11,862)
U.S. Treasury futures	(4,464)	3,399
U.S. Treasury securities sold short	(1,344)	3,259
REIT equity investments	502	(502)
Interest only swaps	295	—
Total unrealized gain (loss) on other derivatives and securities, net	$(98,654)	$107,546

Realized and unrealized net losses on interest rate swaps and swaptions of $(119.5) million and $(29.9) million, respectively, during the year ended December 31, 2014 were due mainly to the decrease in longer-term swap interest rates during the first half of 2014. Realized and unrealized net gains on TBA securities of $44.0 million during the year ended December 31, 2014 were due mainly to the significant increase in 30-year and 15-year fixed rate agency pricing during the first half of 2014. For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $17.6 million and $18.7 million during the years ended December 31, 2014 and 2013, respectively. The period-over-period decreases were primarily a function of our share repurchases and net realized losses on agency RMBS during the second half of 2013.
General and administrative expenses were $7.7 million and $7.2 million during the years ended December 31, 2014 and 2013, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% and 2.1% for the years ended December 31, 2014 and 2013, respectively.
Dividends and Income Taxes

We had estimated taxable income of $99.7 million and $172.1 million (or $1.95 and $3.25 per common share) for the years ended December 31, 2014 and 2013, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2014 and 2013 (dollars in thousands).

	For the Year Ended December 31,
	2014	2013
Net income (loss)	$159,179	$(84,470)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(187,921)	315,784
Non-agency securities	26,375	(19,391)
Derivatives, MSR and other securities	106,265	(107,546)
Premium amortization, net	(9,601)	(9,647)
Capital losses (gains) in excess of capital gains (losses)(1)	(50,171)	195,160
Realized gains (losses), net (1)	42,672	(122,612)
Other	15,666	4,775
Total book to tax difference	(56,715)	256,523
Estimated taxable income	102,464	172,053
Dividend on preferred stock	(2,718)	—
Estimated taxable income available to common shareholders	99,746	$172,053

Weighted average number of common shares outstanding — basic	51,176	53,015
Weighted average number of common shares outstanding — diluted	51,192	53,015

Estimated taxable income per common share	$1.95	$3.25
Estimated cumulative undistributed REIT taxable income per common share	$0.12	$0.77

Beginning cumulative non-deductible capital losses	$195,068	$—
Current period net capital loss (gain)	(50,171)	195,068
Ending cumulative non-deductible capital losses	$144,897	$195,068
Ending cumulative non-deductible capital losses per common share	$2.83	$3.68
——————

(1)
Our estimated taxable income for the years ended December 31, 2014 and 2013 excludes $0.98 per common share and $(3.68) per common share, respectively, of estimated net capital gains (losses) which are not included in our ordinary taxable income, as well as $0.70 per common share and $(2.21) per common share, respectively, of gains (losses) on terminated or expired swaptions and swaps, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per common share is primarily a combined function of utilization of capital loss carryforwards, hedging loss deferral and lower net spread income.
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

We declared dividends of $2.60 and $3.05 per common share for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, we had an estimated $6.3 million (or $0.12 per common share) of undistributed taxable income, net of the common stock dividend payable as of December 31, 2014 of $33.3 million. We have distributed all of our remaining 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We recorded estimated excise tax of $0.7 million for the year ended December 31, 2013.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2014, RCS had Federal net operating loss ("NOL") carryforwards of approximately $68.0 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2014 were approximately $31.6 million, with respect to which RCS has provided a full valuation allowance.

We recorded $0.2 million of income tax related to income from American Capital Mortgage Investment TRS, LLC, a taxable subsidiary, for the year ended December 31, 2014.

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the years ended December 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013
Interest income:
Agency RMBS	$118,764	$199,964
Non-agency securities and other	64,594	55,735
Interest expense	(28,631)	(38,754)
Net interest income	154,727	216,945
Dividend income from investments in REIT equity securities (1)	1,840	977
Realized loss on periodic settlements of interest rate swaps, net	(20,388)	(41,006)
Adjusted net interest income	136,179	176,916
Management fees and general and administrative expenses	(25,362)	(25,921)
Net spread income	110,817	150,995
Dollar roll income	26,479	15,388
Net spread and dollar roll income	137,296	166,383
Dividend on preferred stock	(2,718)	—
Net spread and dollar roll income available to common shareholders	$134,578	$166,383

Weighted average number of common shares outstanding — basic	51,176	53,015
Weighted average number of common shares outstanding — diluted	51,192	53,015

Net spread and dollar roll income per common share- basic and diluted	$2.63	$3.14
Net spread and dollar roll income, excluding "catch up" amortization per common share- basic and diluted	$2.69	$2.98
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income per common share decreased $0.51 for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to a reduction in leverage, including our net TBA position.

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

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013			2012
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income (2)
Agency RMBS (1)	$7,352,882	2.72%	$199,964	$4,580,366	2.67%	$122,082
Non-agency securities	788,260	7.02%	55,368	341,167	7.01%	23,921
Total	$8,141,142	3.14%	$255,332	$4,921,533	2.97%	$146,003
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

(2)	For the year ended December 31, 2012, interest income from non-agency securities includes $0.9 million of interest income on securities classified as Linked Transactions.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013 vs. 2012
		Due to Change in Average (1)
	Increase	Volume	Yield
Agency RMBS	$77,882	$75,329	$2,553
Non-agency securities	31,447	31,418	29
Total	$109,329	$106,747	$2,582
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income was significantly higher during the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to higher average investment balances as a result of issuances of common stock during 2012 and the first quarter of 2013.

We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 7% and 9% as of December 31, 2013 and 2012, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 6.5% and 6.1% for the years ended December 31, 2013 and 2012, respectively.
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
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities, including those non-agency securities underlying Linked Transactions, includes discount accretion of $35.5 million and $14.2 million during the years ended December 31, 2013 and 2012, respectively. The weighted average cost basis of the non-agency portfolio was 60.7% and 59.0% of par as of December 31, 2013 and 2012, respectively. The total net discount remaining was $599.8 million and $429.2 million, with $235.0 million and $300.4 million designated as credit reserves as of December 31, 2013 and 2012, respectively.

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

The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the years ended December 31, 2013 and 2012 (dollars in thousands):

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

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency securities by our stockholders’ equity at period end less investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less investments in RCS and REIT equity securities.

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

The table below presents our average adjusted cost of funds during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013			2012
	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Notional	Rate	Adjusted Cost of Funds (1)(2)
Repurchase agreements	$7,222,101	0.54%	$38,754	$4,490,364	0.50%	$22,250
Interest rate swaps	$3,411,154	1.20%	41,006	$2,068,846	0.89%	18,458
Total adjusted cost of funds		1.10%	$79,760		0.91%	$40,708
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

The following table is a summary of our net realized gains and losses on non-agency securities during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Proceeds from non-agency securities sold	$197,259	$32,341
Less: non-agency securities sold, at cost	(180,403)	(30,561)
Net realized gain on sale of non-agency securities	$16,856	$1,780

Gross realized gain on sale of non-agency securities	$18,790	$1,780
Gross realized loss on sale of non-agency securities	(1,934)	—
Net realized gain on sale of non-agency securities	$16,856	$1,780

Unrealized net gains (losses) of $(315.8) million and $123.5 million on agency RMBS and unrealized net gains of $19.4 million and $64.3 million on non-agency securities for the years ended December 31, 2013 and 2012, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized of gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Realized loss on periodic settlements of interest rate swaps, net	$(41,006)	$(18,458)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$101,297	$(22,560)
Interest rate swaptions	18,558	(1,725)
TBA securities	(47,063)	(14,057)
U.S. Treasury securities	(12,952)	(200)
U.S. Treasury securities sold short	45,434	(8,206)
U.S. Treasury futures	6,322	—
Dividend income from REIT equity investments	977	—
Total realized gain (loss) on other derivatives and securities, net	$112,573	$(46,748)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	97,769	(48,930)
Interest rate swaptions	11,550	(5,263)
TBA securities	3,933	(1,648)
U.S. Treasury securities	(11,862)	—
U.S. Treasury securities sold short	3,259	(2,828)
U.S. Treasury futures	3,399	—
REIT equity investments	(502)	—
Unrealized gain and net interest income on Linked Transactions, net	—	3,384
Total unrealized gain (loss) on other derivatives and securities, net	$107,546	$(55,285)

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

	For the Year Ended December 31,
	2013	2012
Net income (loss)	$(84,470)	$250,180
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	315,784	(123,456)
Non-agency securities	(19,391)	(64,310)
Non-agency securities underlying Linked Transactions	—	(2,675)
Derivatives and other securities	(107,546)	58,669
Premium amortization, net	(9,647)	7,342
Capital losses in excess of capital gains (1)	195,160	—
Realized gains (losses), net (1)	(122,612)	19,515
Other	4,775	1,165
Total book to tax difference	256,523	(103,750)
Estimated taxable income	$172,053	$146,430

Weighted average number of common shares outstanding - basic	53,015	28,100
Weighted average number of common shares outstanding - diluted	53,015	28,100

Estimated taxable income per common share	$3.25	$5.21
Estimated cumulative undistributed REIT taxable income per common share	$0.77	$1.17

Beginning cumulative non-deductible capital losses	$—	$—
Current period net capital loss (gain)	195,068	—
Ending cumulative non-deductible capital losses	$195,068	$—
Ending cumulative non-deductible capital losses per common share	$3.68	$—
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
However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the years ended December 31, 2013 and 2012 , we incurred an excise tax of $0.7 million and $1.2 million, respectively.

As of December 31, 2013, RCS had Federal NOL carryforwards of approximately $(50.0) million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2013 were approximately $21.0 million, with respect to which, RCS has provided a full valuation allowance.

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the years ended December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2013	2012
Interest income:
Agency RMBS	$199,964	$122,082
Non-agency securities and other	55,735	23,338
Interest expense	(38,754)	(22,067)
Net interest income	216,945	123,353
Net interest income on non-agency securities underlying Linked Transactions	—	708
Dividend income from investments in REIT equity securities (1)	977	—
Realized loss on periodic settlements of interest rate swaps, net	(41,006)	(18,458)
Adjusted net interest income	176,916	105,603
Management fees and general and administrative expenses	(25,921)	(14,656)
Net spread income	150,995	90,947
Dollar roll income (loss)	15,388	—
Net spread and dollar roll income	$166,383	$90,947

Weighted average number of common shares outstanding — basic	53,015	28,100
Weighted average number of common shares outstanding — diluted	53,015	28,100

Net spread and dollar roll income per common share- basic and diluted	$3.14	$3.24
Net spread and dollar roll income, excluding "catch up" amortization per common share- basic and diluted	$2.98	$3.30
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

The period-over-period decline in net spread income per common share is primarily a function of margin compression due to higher cost of funds. During the year ended December 31, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.

We believe that the above non-GAAP financial measures provide information useful to investors because net spread and dollar roll income is a financial metric used by management and investors. We also believe that providing investors with our net spread and dollar roll income, and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because these are incomplete measures of our financial performance and involve differences from net income computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of non-GAAP financial information may not be comparable to other similarly-titled measures of other companies.

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
Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during the year ended December 31, 2014, we repurchased approximately $4.2 million of our stock under our stock repurchase program as our stock was trading at a meaningful discount to our estimated net asset value per common share.

Common Stock Repurchase Program

In October 2012, our Board of Directors adopted a program that provided for repurchases of up to $50 million of our outstanding shares of common stock through December 31, 2013. In June 2013, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors authorized the repurchase of up to an additional $150 million of our outstanding shares of common stock and extended its authorization through December 31, 2014. In October 2014, our Board of Directors extended the Company's existing stock repurchase program through December 31, 2015. Shares may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the year ended December 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. During 2013, we repurchased approximately 7.6 million shares of our common stock at an average repurchase price of $20.23 per share, including expenses, totaling $154.1 million. As of December 31, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2015, as authorized by the Board of Directors.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2014.

Debt Capital
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.4x and 5.9x the amount of our stockholders’ equity less our investments in RCS and REIT equity securities as of December 31, 2014 and December 31, 2013, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 31 financial institutions as of December 31, 2014, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 21% of our equity at risk as of December 31, 2014.
As of December 31, 2014, borrowings of $4.0 billion and $715.7 million, with weighted average remaining days to maturity of 245 days and 20 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2014. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2014.

	December 31, 2014
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	74%
Asia	5	14%
Europe	9	12%
Total	31	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2014, haircuts on our pledged collateral remained stable and as of December 31, 2014, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 26%, respectively.
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
As of December 31, 2014, we had met all margin requirements and had unrestricted cash and cash equivalents of $203.4 million and unpledged securities of approximately $378.3 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2014.
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
Refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2014 and the related activity for the year ended December 31, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% and 2% of our stockholders’ equity, as of December 31, 2014 and 2013, respectively.

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

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Annual Report on Form 10-K. Inclusive of our net TBA position as of December 31, 2014, our total "at risk" leverage, net of unsettled securities, was 4.6x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of December 31, 2014, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $0.3 billion.

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

Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2014, approximately 86% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements as of December 31, 2014 (in thousands):

	Year of Maturity (1)
	2015	2017	2019
Repurchase agreements	$4,908,630	$250,000	$265,000
Accrued interest on repurchase agreements	3,582	4,130	8,551
Total	$4,912,212	$254,130	$273,551
——————
(1)     The Company has no repurchase agreements maturing in 2016 and 2018.

Additionally, RCS has entered into an office lease agreement through December 31, 2019. The lease is classified as an operating lease and is structured to require the monthly payment of minimum rent in advance, subject to periodic increases during the term of the lease. Our total obligation under the lease is $6.4 million as of December 31, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk, credit risk and inflation risk.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2014 and 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
December 31, 2014
+100 basis points	(6.1)%	(1.3)%	(6.9)%
+50 basis points	(3.1)%	(0.6)%	(3.0)%
-50 basis points	2.2%	0.2%	1.0%
-100 basis points	(0.5)%	(0.4)%	(2.0)%
December 31, 2013
+100 basis points	(18.2)%	(1.3)%	(7.2)%
+50 basis points	(9.1)%	(0.7)%	(3.8)%
-50 basis points	10.1%	0.9%	4.9%
-100 basis points	10.3%	1.6%	8.6%
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

The change in our interest rate sensitivity as of December 31, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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

We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. Premiums or discounts associated with the purchase of agency RMBS and non-agency securities of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.0 years and 5.5 years based on interest rates and RMBS prices as of December 31, 2014 and 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2014
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%
December 31, 2013
-25 basis points	1.2%	6.2%
-10 basis points	0.5%	2.5%
+10 basis points	(0.5)%	(2.5)%
+25 basis points	(1.2)%	(6.2)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of December 31, 2014, we had unrestricted cash and cash equivalents of $203.4 million and unpledged securities of approximately $378.3 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited American Capital Mortgage Investment Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Capital Mortgage Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital Mortgage Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2014 of American Capital Mortgage Investment Corp., and our report dated February 26, 2015 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Capital Mortgage Investment Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Mortgage Investment Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Mortgage Investment Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young
February 26, 2015

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets:
Agency securities, at fair value (including pledged securities of $4,235,235 and $5,618,735, respectively)	$4,384,139	$5,641,682
Non-agency securities, at fair value (including pledged securities of $940,981 and $899,176, respectively)	1,168,834	1,011,217
REIT equity securities, at fair value	—	38,807
U.S. Treasury securities, at fair value (including pledged securities of $707,284 and $571,145, respectively)	758,629	637,342
Cash and cash equivalents	203,431	206,398
Restricted cash and cash equivalents	82,144	21,005
Interest receivable	15,249	20,620
Derivative assets, at fair value	28,574	108,221
Receivable for securities sold	26,747	608,646
Receivable under reverse repurchase agreements	214,399	22,736
Mortgage servicing rights, at fair value	93,640	15,608
Other assets	55,466	65,583
Total assets	$7,031,252	$8,397,865
Liabilities:
Repurchase agreements	$5,423,630	$7,158,192
Payable for agency and non-agency securities purchased	49,755	—
Derivative liabilities, at fair value	75,981	11,327
Dividend payable	34,374	33,381
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	230,136	22,530
Accounts payable and other accrued liabilities	41,407	69,715
Total liabilities	5,855,283	7,295,145
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares (aggregate liquidation preference of $55,000) and 0 shares issued and outstanding, respectively	53,039	—
Common stock, $0.01 par value; 300,000 shares authorized, 51,165 and 51,356 shares issued and outstanding, respectively	512	514
Additional paid-in capital	1,198,560	1,201,826
Retained deficit	(76,142)	(99,620)
Total stockholders’ equity	1,175,969	1,102,720
Total liabilities and stockholders’ equity	$7,031,252	$8,397,865
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Agency securities	$118,764	$199,964	$122,082
Non-agency securities	64,282	55,368	23,029
Other	312	367	309
Interest expense	(28,631)	(38,754)	(22,067)
Net interest income	154,727	216,945	123,353

Servicing:
Servicing income	45,873	3,350	—
Servicing expense	(61,086)	(7,489)	—
Net servicing loss	(15,213)	(4,139)	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(8,263)	(170,252)	73,610
Realized gain on non-agency securities, net	39,080	16,856	1,780
Realized loss on periodic settlements of interest rate swaps, net	(20,388)	(41,006)	(18,458)
Realized gain (loss) on other derivatives and securities, net	(20,445)	112,573	(46,748)
Unrealized gain (loss) on agency securities, net	187,921	(315,784)	123,456
Unrealized gain (loss) on non-agency securities, net	(26,375)	19,391	64,310
Unrealized gain (loss) on other derivatives and securities, net	(98,654)	107,546	(55,285)
Unrealized loss on mortgage servicing rights	(7,611)	—	—
Total other gains (losses), net	45,265	(270,676)	142,665

Expenses:
Management fees	17,641	18,680	9,638
General and administrative expenses	7,721	7,241	5,018
Total expenses	25,362	25,921	14,656

Income (loss) before provision for income tax	159,417	(83,791)	251,362
Provision for income tax, net	238	679	1,182
Net income (loss)	159,179	(84,470)	250,180
Dividend on preferred stock	(2,718)	—	—
Net income (loss) available (attributable) to common shareholders	$156,461	$(84,470)	$250,180

Net income (loss) per common share — basic and diluted	$3.06	$(1.59)	$8.90

Weighted average number of common shares outstanding — basic	51,176	53,015	28,100
Weighted average number of common shares outstanding — diluted	51,192	53,015	28,100
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,006	$100	$199,038	$9,663	$208,801
Net income	—	—	—	—	—	250,180	250,180
Issuance of common stock	—	—	26,250	263	579,668	—	579,931
Repurchase of common stock	—	—	(298)	(3)	(6,774)	—	(6,777)
Stock-based compensation	—	—	6	—	76	—	76
Common dividends declared	—	—	—	—	—	(106,649)	(106,649)
Balance, December 31, 2012	—	—	35,964	360	772,008	153,194	925,562
Net loss	—	—	—	—	—	(84,470)	(84,470)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Repurchase of common stock	—	—	(7,616)	(76)	(154,002)	—	(154,078)
Stock-based compensation	—	—	8	—	135	—	135
Common dividends declared	—	—	—	—	—	(168,344)	(168,344)
Balance, December 31, 2013	—	—	51,356	514	1,201,826	(99,620)	1,102,720
Net income	—	—	—	—	—	159,179	159,179
Issuance of preferred stock	2,200	53,039	—	—	—	—	53,039
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	23	1	939	—	940
Preferred dividends declared	—	—	—	—	—	(2,718)	(2,718)
Common dividends declared	—	—	—	—	—	(132,983)	(132,983)
Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$1,175,969
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$159,179	$(84,470)	$250,180
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of net premium on agency securities	35,570	38,915	32,898
Accretion of net discount on non-agency securities	(40,613)	(35,496)	(14,209)
Realization of cash flows from MSR	5,128	—	—
Unrealized loss (gain) on securities and derivatives, net	(55,281)	188,847	(131,774)
Realized loss (gain) on agency securities, net	8,263	170,252	(73,610)
Realized gain on non-agency securities, net	(39,080)	(16,856)	(1,780)
Realized loss (gain) on other derivatives and securities, net	42,673	(70,590)	65,206
Stock-based compensation	940	135	76
Decrease (increase) in interest receivable	5,371	(2,355)	(12,699)
Decrease (increase) in other assets	10,290	1,840	(1,103)
Increase (decrease) in accounts payable and other accrued liabilities	(733)	33,954	5,246
Net cash flows from operating activities	131,707	224,176	118,431
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(761,638)	(8,914,575)	(8,937,456)
Purchases of non-agency securities	(825,487)	(561,932)	(600,470)
Purchases of MSR, net of purchase price adjustments	(89,696)	—	—
Proceeds from sale of agency securities	2,277,424	7,817,303	4,163,571
Proceeds from sale of non-agency securities	583,345	197,259	32,341
Principal collections on agency securities	544,246	689,035	393,909
Principal collections on non-agency securities	137,843	106,602	50,058
Net payments on reverse repurchase agreements	(191,663)	396,152	(368,325)
Purchases of U.S. Treasury securities	(5,070,401)	(8,479,099)	(3,305,123)
Proceeds from sale of U.S. Treasury securities	5,123,755	7,471,222	3,667,490
Proceeds from terminations of interest rate swaptions	18,110	48,405	—
Payment of premiums for interest rate swaptions	(3,419)	(46,362)	(28,103)
Increase in restricted cash	(61,139)	7,488	(25,334)
Other investing cash flows, net	4,657	(81,497)	(54,927)
Net cash flows from (used in) investing activities	1,685,937	(1,349,999)	(5,012,369)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(134,881)	(167,331)	(82,286)
Proceeds from preferred stock offerings, net of offering costs	53,039	—	—
Proceeds from common stock offerings, net of offering costs	—	583,915	579,931
Net payments for repurchase of common shares	(4,208)	(154,078)	(6,777)
Proceeds from repurchase agreements	41,501,632	103,914,609	32,504,640
Repayments on repurchase agreements	(43,236,193)	(103,002,208)	(28,004,342)
Other financing cash flows	—	—	2,658
Net cash flows from (used in) financing activities	(1,820,611)	1,174,907	4,993,824
Net increase (decrease) in cash and cash equivalents	(2,967)	49,084	99,886
Cash and cash equivalents at beginning of the period	206,398	157,314	57,428
Cash and cash equivalents at end of period	$203,431	$206,398	$157,314
Supplemental non-cash investing and financing activities
Interest paid	$29,447	$37,892	$19,581
Taxes paid	$580	$1,277	$42
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
On November 27, 2013, our wholly-owned subsidiary, American Capital Mortgage 2013, LLC, acquired RCS, a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. See Note 10 - Other Assets for additional information.

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

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Shares subject to performance conditions have been excluded from EPS.

The following summarizes the potential outstanding common stock of the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013	2012
Weighted average common shares calculation:
Basic weighted average common shares outstanding	51,176	53,015	28,100
Effect of stock based compensation	16	—	—
Diluted weighted average common shares outstanding	51,192	53,015	28,100
Net income (loss)	$156,461	$(84,470)	$250,180
Net income (loss) per common share — basic and diluted	$3.06	$(1.59)	$8.90

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

Interest Income

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums or discounts associated with the purchase of agency RMBS and non-agency securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method.

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

Mortgage Servicing Rights, at Fair Value

Our MSR represent the right to service mortgage loans for a servicing fee. MSR are reported at fair value on our consolidated balance sheets, with changes in fair value related to changes in valuation inputs and assumptions reported as unrealized loss on MSR on the consolidated statements of operations. Servicing fees, incentive fees and ancillary income are reported within servicing income on the consolidated statements of operations. The related servicing expenses and realization of cash flows related to underlying loan repayments, net of recoveries of contractual prepayment protection, are recorded in servicing expenses on the consolidated statements of operations. See Note 9 - Mortgage Servicing Rights for further discussion on MSR.

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

We may be obligated to fund advances of principal and interest payments due to third party loan investors prior to receiving payment on the loans from the individual borrowers. We may also be obligated to fund advances of real estate taxes and insurance, protective advances to preserve the value of the underlying property, and expenses associated with remedial action in respect of defaulted loans. These servicing advances are reported within other assets on the consolidated balance sheets.

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

Intangible Assets

We test intangible assets determined to have indefinite useful lives, including licenses to perform servicing operations, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired.

Repurchase Agreements

We finance the acquisition of agency RMBS and certain non-agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. We account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term nature.

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

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for disclosure on the terms of the management agreement.
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

Forward commitments to purchase or sell specified securities

We may enter into a forward commitment to purchase or sell specified securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Such forward commitments usually require physical settlement. Contracts for the purchase or sale of specified securities are accounted for as derivatives if the delivery of the specified agency RMBS and settlement extends beyond established market conventions. Realized gains and losses associated with forward commitments are recognized in realized gain (loss) on other derivatives and securities, net and unrealized gains and losses are recognized in unrealized gain (loss) on other derivatives and securities, net on our consolidated statements of operations.

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

Note 3. Agency Securities
The following tables summarize our investments in agency RMBS as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,333,348	$857,059	$4,190,407
Unamortized premium	141,252	43,070	184,322
Amortized cost	3,474,600	900,129	4,374,729
Gross unrealized gains	26,102	7,550	33,652
Gross unrealized losses	(18,575)	(5,667)	(24,242)
Agency RMBS, at fair value	$3,482,127	$902,012	$4,384,139

Weighted average coupon as of December 31, 2014	3.37%	3.50%	3.39%
Weighted average yield as of December 31, 2014	2.54%	2.65%	2.56%
Weighted average yield for the year ended December 31, 2014	2.48%	2.58%	2.50%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,252,616	$30,059	$(24,242)	$4,258,433
Adjustable rate	122,113	3,593	—	125,706
Total	$4,374,729	$33,652	$(24,242)	$4,384,139

	December 31, 2013
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Fixed-rate agency RMBS:
Par value	$4,461,621	$1,079,180	$32,792	$5,573,593
Unamortized premium	195,633	50,265	703	246,601
Amortized cost	4,657,254	1,129,445	33,495	5,820,194
Gross unrealized gains	4,230	1,570	568	6,368
Gross unrealized losses	(150,447)	(34,433)	—	(184,880)
Fixed-rate agency RMBS, at fair value	$4,511,037	$1,096,582	$34,063	$5,641,682

Weighted average coupon as of December 31, 2013	3.33%	3.44%	3.00%	3.35%
Weighted average yield as of December 31, 2013	2.53%	2.67%	2.12%	2.56%
Weighted average yield for the year ended December 31, 2013	2.69%	2.87%	2.22%	2.72%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$5,358,579	$3,678	$(184,565)	$5,177,692
Adjustable rate	461,615	2,690	(315)	463,990
Total	$5,820,194	$6,368	$(184,880)	$5,641,682

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of December 31, 2014 and 2013 according to their estimated weighted average life classification (dollars in thousands):

	December 31, 2014				December 31, 2013
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$—	$—	—%	—%	$9,089	$9,095	2.38%	3.49%
Greater than three years and less than or equal to five years	1,528,121	1,520,350	2.13%	3.05%	2,142,111	2,159,311	2.29%	3.20%
Greater than five years and less than or equal to 10 years	2,827,653	2,826,297	2.79%	3.58%	3,485,241	3,646,188	2.72%	3.43%
Greater than 10 years	28,365	28,082	3.12%	3.52%	5,241	5,600	2.96%	3.50%
Total	$4,384,139	$4,374,729	2.56%	3.39%	$5,641,682	$5,820,194	2.56%	3.35%
As of December 31, 2014 and 2013, none of our agency RMBS had an estimated weighted average life of less than 3.2 years and 2.1 years, respectively. As of December 31, 2014 and 2013, the estimated weighted average life of our agency security portfolio was 6.8 years and 6.1 years, respectively, which incorporates anticipated future prepayment assumptions. As of December 31, 2014 and 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment rates using a third-party service and market data. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in developing our estimates for different securities. Prepayments are dependent on many factors and actual prepayments could differ materially from our estimates. Various market participants could use materially different assumptions. Furthermore, changes in market conditions such as interest rates, housing prices, and broad economic factors such as employment can materially impact prepayments. Additionally, modifications to GSE underwriting criteria or programs, GSE policies surrounding the buyouts or modifications of delinquent loans or other factors could significantly change the prepayment landscape.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Proceeds from agency RMBS sold	$2,277,424	$7,817,303	$4,163,571
Increase (decrease) in receivable for agency RMBS sold	(608,646)	608,646	(271,849)
Less agency RMBS sold, at cost	(1,677,041)	(8,596,201)	(3,818,112)
Net realized gain (loss) on sale of agency RMBS	$(8,263)	$(170,252)	$73,610

Gross realized gains on sale of agency RMBS	$10,706	$22,424	$73,668
Gross realized losses on sale of agency RMBS	(18,969)	(192,676)	(58)
Net realized gain (loss) on sale of agency RMBS	$(8,263)	$(170,252)	$73,610
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,395,257	$838,627	$4,233,884
Accrued interest on pledged agency RMBS	9,089	2,335	11,424
Under Derivative Agreements
Fair value	677	674	1,351
Accrued interest on pledged agency RMBS	2	2	4
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,405,025	$841,638	$4,246,663

	December 31, 2013
Agency RMBS Pledged (1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,492,566	$1,092,106	$34,063	$5,618,735
Accrued interest on pledged agency RMBS	12,287	3,078	82	15,447
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$4,504,853	$1,095,184	$34,145	$5,634,182
————————

(1)	Agency RMBS pledged do not include pledged amounts of $583.2 million under repurchase agreements related to agency RMBS sold but not yet settled as of December 31, 2013.

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,711,727	$1,707,149	$4,718	$2,591,560	$2,672,502	$7,182
31 - 59 days	507,160	503,833	1,310	1,105,167	1,151,447	3,096
60 - 90 days	525,089	524,291	1,352	1,261,354	1,299,749	3,455
Greater than 90 days	1,489,908	1,489,667	4,044	660,654	673,560	1,714
Total	$4,233,884	$4,224,940	$11,424	$5,618,735	$5,797,258	$15,447

As of December 31, 2014 and 2013, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.

Note 4. Non-Agency Securities
The following tables summarize our non-agency securities as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$282,338	$11,434	$(6,489)	$277,393	$(21,827)	$299,220	3.45%	6.04%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $20.1 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

(2)	Prime non-agency securities include GSE credit risk transfer securities with $104.1 million in fair value as of December 31, 2014.

December 31, 2013
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime (2)	$195,524	$14,161	$(5,658)	$187,021	$(222,436)	$409,457	2.00%	6.13%
Alt-A	467,531	46,311	(3,420)	424,640	(199,407)	624,047	1.56%	7.60%
Option-ARM	119,054	14,809	(1,650)	105,895	(45,367)	151,262	0.54%	7.40%
Subprime	229,108	21,471	(1,938)	209,575	(132,577)	342,152	1.01%	6.69%
Total	$1,011,217	$96,752	$(12,666)	$927,131	$(599,787)	$1,526,918	1.46%	7.07%
————————

(1)	Coupon rates are floating, except for $67.4 million, $16.6 million and $51.9 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2013.

(2)
Prime non-agency securities include GSE credit risk transfer securities with $5.3 million in fair value and interest only investments with a fair value of $11.0 million and a current face value of $206.4 million as of December 31, 2013.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$436,385	$422,400	5.15%	2.85%	$203,935	$194,800	5.59%	2.19%
> 5 to ≤ 7 years	486,869	446,967	6.68%	1.29%	211,013	195,913	6.84%	2.38%
>7 years	245,580	241,756	5.89%	2.43%	596,269	536,418	7.70%	1.08%
Total	$1,168,834	$1,111,123	5.92%	2.06%	$1,011,217	$927,131	7.07%	1.46%

Our Prime non-agency securities are either collateralized by or reference the performance of residential mortgage loans that are considered to have been originated with the most stringent underwriting standards at the time of origination. Prime securities include investments in securitization trusts collateralized by loans that were originated between 2003 and 2006, a period of generally weaker underwriting standards and elevated housing prices, resulting in elevated embedded credit risk, and had a combined fair value of $178.2 million as of December 31, 2014. As of December 31, 2014, Prime securities also include $104.1 million in fair value of GSE credit risk transfer securities which are subject to credit risk, as they reference the performance of underlying mortgage loans that were originated with more stringent underwriting from 2012 through 2014. As of December 31, 2014, our Prime securities have both floating-rate and fixed-rate coupons ranging from 0.8% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 5.8%.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2014, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2014, our Option-ARM securities have coupons ranging from 0.3% to 1.0% and have underlying collateral with weighted average coupons between 2.7% and 4.0%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2014 include investments in securitization trusts collateralized by residential mortgages originated from 2004 to 2007 that were originally considered to be of lower credit quality. As of December 31, 2014, our Subprime securities issued prior to 2014 have a fair value of $129.5 million with fixed and floating rate coupons ranging from 0.2% to 5.3% and have underlying collateral with weighted-average coupons ranging from 4.5% to 7.6%. Additionally, we have classified certain non-performing loans that were securitized in 2014 as Subprime securities. These 2014 securitizations are backed by loans originated during or before 2009 and, as of December 31, 2014, have a fair value of $97.0 million. As of December 31, 2014, our Subprime securities issued in 2014 have fixed rate coupons ranging from 3.1% to 3.9% and have underlying collateral with weighted-average coupons ranging from 5.9% to 8.0%.

More than 99% of our non-agency securities are rated below investment grade or have not been rated by credit agencies as of December 31, 2014.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Proceeds from non-agency securities sold	$583,345	$197,259	$32,341
Less: non-agency securities sold, at cost	(544,265)	(180,403)	(30,561)
Net realized gain on sale of non-agency securities	$39,080	$16,856	$1,780

Gross realized gain on sale of non-agency securities	$44,571	$18,790	$1,780
Gross realized loss on sale of non-agency securities	(5,491)	(1,934)	—
Net realized gain on sale of non-agency securities	$39,080	$16,856	$1,780

Pledged Assets
Non-agency securities with a fair value of $0.9 billion were pledged as collateral under repurchase agreements as of both December 31, 2014 and 2013. As of December 31, 2014 and 2013, none of our repurchase agreement borrowings backed by non-agency securities were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$791,654	$770,604	$1,151	$547,087	$502,063	$857
31 - 59 days	106,097	98,690	77	70,478	68,622	57
60 - 90 days	43,230	39,280	40	64,873	58,091	55
Greater than 90 days	—	—	—	216,738	196,644	242
Total	$940,981	$908,574	$1,268	$899,176	$825,420	$1,211
Note 5. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2014 and 2013, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

As of December 31, 2014 and 2013, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$4,002,291	0.42%	245	$5,935,610	0.43%	96
Non-agency securities	715,704	1.67%	20	647,068	1.79%	33
U.S. Treasury securities	705,635	(0.13)%	7	575,514	0.07%	2
Total repurchase agreements	$5,423,630	0.51%	190	$7,158,192	0.52%	83
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,245,188	0.71%	13	$3,047,986	0.60%	14
> 1 to ≤ 2 months	568,014	0.55%	45	816,960	0.55%	45
> 2 to ≤ 3 months	540,201	0.48%	74	1,506,888	0.52%	77
> 3 to ≤ 6 months	508,216	0.43%	142	621,124	0.54%	135
> 6 to ≤ 9 months	123,947	0.51%	246	147,729	0.49%	249
> 9 to ≤ 12 months	217,429	0.51%	327	191,991	0.50%	321
> 12 months	515,000	0.63%	1405	250,000	0.59%	853
Total	4,717,995	0.61%	210	6,582,678	0.56%	90

U.S. Treasury repurchase agreements
Short-term	705,635	(0.13)%	7	575,514	0.07%	2
Total repurchase agreements	$5,423,630	0.51%	190	$7,158,192	0.52%	83
We had repurchase agreements with 31 financial institutions as of both December 31, 2014 and 2013. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 21% of our equity at risk as of December 31, 2014.

We had agency RMBS with fair values of $4.2 billion and $5.6 billion as of December 31, 2014 and 2013, respectively, and non-agency securities with fair values of $0.9 billion pledged as collateral against repurchase agreements, as of both December 31, 2014 and 2013.
Note 6. Derivatives and Other Securities
In connection with our risk management strategy, we hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 2.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Interest rate swaps	$9,414	$51,957
Interest rate swaptions	5,464	50,009
U.S. Treasury futures	—	3,399
TBA securities	13,495	2,856
Interest only swaps	201	—
Derivative assets, at fair value	$28,574	$108,221

Interest rate swaps	$73,052	$9,490
TBA securities	1,863	1,837
U.S. Treasury futures	1,066	—
Derivative liabilities, at fair value	$75,981	$11,327

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2014			2013
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(20,388)	$(13,952)	$(105,529)	$(41,006)	$101,297	$97,769
Interest rate swaptions	—	(17,836)	(12,018)	—	18,558	11,550
TBA securities	—	33,345	10,613	—	(47,063)	3,933
U.S. Treasuries	—	2,008	13,291	—	(12,952)	(11,862)
U.S. Treasury futures	—	(6,645)	(4,464)	—	6,322	3,399
Short sales of U.S. Treasuries	—	(26,592)	(1,344)	—	45,434	3,259
REIT equity investments	—	8,675	502	—	977	(502)
Mortgage options	—	257	—	—	—	—
Interest only swap	—	295	295	—	—	—
Total	$(20,388)	$(20,445)	$(98,654)	$(41,006)	$112,573	$107,546

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2014 Notional Amount
Interest rate swaps	$3,240,000	1,275,000	(500,000)	$4,015,000
Interest rate swaptions	$2,100,000	425,000	(1,975,000)	$550,000
TBA securities	$(773,816)	26,657,236	(25,587,248)	$296,172
U.S. Treasuries	$656,000	2,857,070	(2,756,570)	$756,500
U.S. Treasury futures	$(150,000)	600,000	(600,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	2,193,500	(2,399,000)	$(228,500)
Mortgage options	$—	300,000	(300,000)	$—
Interest only swaps	$—	49,910	(1,171)	$48,739

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2013 Notional Amount
Interest rate swaps	$2,940,000	4,225,000	(3,925,000)	$3,240,000
Interest rate swaptions	$1,150,000	2,150,000	(1,200,000)	$2,100,000
TBA securities	$(522,188)	3,295,280	(3,546,908)	$(773,816)
U.S. Treasuries	$—	3,709,500	(3,053,500)	$656,000
U.S. Treasury futures	$—	650,000	(800,000)	$(150,000)
Short sales of U.S. Treasuries	$(425,000)	4,983,500	(4,581,500)	$(23,000)

	December 31, 2011 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2012 Notional Amount
Interest rate swaps	$875,000	2,890,000	(825,000)	$2,940,000
Interest rate swaptions	$50,000	1,325,000	(225,000)	$1,150,000
TBA securities	$(101,000)	7,233,405	(7,654,593)	$(522,188)
U.S. Treasuries	$—	130,000	(130,000)	$—
Short sales of U.S. Treasuries	$(50,000)	3,216,000	(3,591,000)	$(425,000)
Linked transactions	$88,671	10,920	(99,591)	$—
Interest Rate Swap Agreements
As of December 31, 2014 and 2013, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of December 31, 2014 and 2013, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		December 31, 2014		December 31, 2013
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$925,000	$9,414	$2,275,000	$51,957
Interest rate swap liabilities	Derivative liabilities, at fair value	3,090,000	(73,052)	965,000	(9,490)
		$4,015,000	$(63,638)	$3,240,000	$42,467

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7

December 31, 2013
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$650,000	$(6,612)	0.87%	0.24%	1.4
> 3 to ≤ 5 years	815,000	4,722	1.11%	0.24%	3.9
> 5 to ≤ 7 years	1,025,000	21,434	2.28%	0.24%	6.4
> 7 years	750,000	22,923	3.12%	0.24%	9.1
Total	$3,240,000	$42,467	1.90%	0.24%	5.4
————————

(1)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.24% and 1.18% as of December 31, 2014 and 2013, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 1.9 years from December 31, 2013.
As of December 31, 2014, interest rate swaps with a notional amount of $2.3 billion and liability fair value of $(67.1) million were centrally cleared on a registered exchange.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

December 31, 2013
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$17,015	$19,841	0.1	$925,000	2.59%	8.0
> 3 to ≤ 12 months	13,868	10,406	0.6	550,000	2.94%	8.2
>12 to ≤ 24 months	8,105	8,979	1.7	400,000	3.63%	6.3
> 24 months	4,734	10,783	3.2	225,000	3.62%	5.9
Total / weighted average	$43,722	$50,009	0.9	$2,100,000	2.99%	7.5
TBA Securities
As of December 31, 2014 and 2013, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	December 31, 2014		December 31, 2013
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$829,030	$8,226	$210,600	$158
Sale of TBA securities	(74,758)	5,269	(463,496)	2,698
Total TBA assets	754,272	13,495	(252,896)	2,856

TBA liabilities
Purchase of TBA securities	199,000	(595)	—	—
Sale of TBA securities	(657,100)	(1,268)	(520,920)	(1,837)
Total TBA liabilities	(458,100)	(1,863)	(520,920)	(1,837)
Total net TBA	$296,172	$11,632	$(773,816)	$1,019
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $758.6 million and $637.3 million and a face amount of $756.5 million and $656.0 million as of December 31, 2014 and 2013, respectively, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $(1.1) million and $3.4 million, respectively, and a notional amount of $(150.0) million as of both December 31, 2014 and 2013, which is presented in derivative assets, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $230.1 million and $22.5 million as of December 31, 2014 and 2013, respectively. The borrowed securities were collateralized by cash payments of $214.4 million and $22.7 million as of December 31, 2014 and 2013, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
REIT Equity Securities, at Fair Value
As of December 31, 2013, we held shares of common stock of several publicly-traded mortgage REITs with a cost basis of $39.3 million and a total fair value of $38.8 million. As of December 31, 2014, we no longer held any positions in these securities and for the year ended December 31, 2014, we recognized $6.8 million of net realized gains on disposal and $1.8 million in dividend income which are both included in realized gain on other derivatives and securities, net in our consolidated statements of operations.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of December 31, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of December 31, 2014.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
December 31, 2014
Interest rate swaps and swaptions (2)(3)	$14,878	$—	$14,878	$(5,192)	$(3,059)	$6,627
Receivable under reverse repurchase agreements	214,399	—	214,399	(214,399)	—	—
Total	$229,277	$—	$229,277	$(219,591)	$(3,059)	$6,627

December 31, 2013
Interest rate swaps and swaptions (2)	$101,966	$—	$101,966	$(9,490)	$(45,084)	$47,392
Receivable under reverse repurchase agreements	22,736	—	22,736	(22,736)	—	—
Total	$124,702	$—	$124,702	$(32,226)	$(45,084)	$47,392

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
December 31, 2014
Interest rate swaps (2)	$73,052	$—	$73,052	$(5,192)	$(67,860)	$—
Repurchase agreements	5,423,630	—	5,423,630	(214,399)	(5,209,231)	—
Total	$5,496,682	$—	$5,496,682	$(219,591)	$(5,277,091)	$—

December 31, 2013
Interest rate swaps (2)	$9,490	$—	$9,490	$(9,490)	$—	$—
Repurchase agreements	7,158,192	—	7,158,192	(22,736)	(7,135,456)	—
Total	$7,167,682	$—	$7,167,682	$(32,226)	$(7,135,456)	$—
————————

(1)
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero on a counterparty by counterparty basis, as applicable. Refer to Notes 3 and 4 for additional information regarding assets pledged as collateral.

(2)
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $5.2 million as of December 31, 2014.

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

We determine the fair value of our MSR based upon third party estimates, corroborated by internally developed discounted cash flow models that utilize observable market-based inputs and include substantial unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates).
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

The following tables present our financial instruments carried at fair value as of December 31, 2014 and 2013, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,384,139	$—	$4,384,139
Non-agency securities	—	1,168,834	—	1,168,834
U.S. Treasury securities	758,629	—	—	758,629
Derivative assets	—	28,574	—	28,574
MSR assets	—	—	93,640	93,640
Total	$758,629	$5,581,547	$93,640	$6,433,816

Liabilities
Derivative liabilities	$—	$75,981	$—	$75,981
Obligation to return securities borrowed under reverse repurchase agreements	230,136	—	—	230,136
MSR financing liabilities	—	—	14,003	14,003
Total	$230,136	$75,981	$14,003	$320,120

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$5,641,682	$—	$5,641,682
Non-agency securities	—	1,011,217	—	1,011,217
REIT equity securities	38,807	—	—	38,807
U.S. Treasury securities	637,342	—	—	637,342
Derivative assets	—	108,221	—	108,221
MSR assets	—	—	15,608	15,608
Total	$676,149	$6,761,120	$15,608	$7,452,877

Liabilities
Derivative liabilities	$—	$11,327	$—	$11,327
Obligation to return securities borrowed under reverse repurchase agreements	22,530	—	—	22,530
MSR financing liabilities	—	—	15,608	15,608
Total	$22,530	$11,327	$15,608	$49,465
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of December 31, 2014. We estimate the fair value of our REIT equity securities on a market approach using Level 1 inputs, based on quoted market prices.
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

Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of repurchase agreement borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market.   We estimate the fair value of these instruments using Level 2 inputs.
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value as of December 31, 2014 (in thousands):

	For the Year Ended December 31, 2014
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Losses included in net income:
Realized losses	(1,347)	(5,128)	(6,475)
Unrealized losses	(258)	(7,611)	(7,869)
Total net losses included in net income	(1,605)	(12,739)	(14,344)
Purchases, net of purchase price adjustments	—	92,376	92,376
Balance as of December 31, 2014	$14,003	$79,637	$93,640
————————

(1)	Losses included in net income related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

(2)
Realized losses of $(5.1) million on purchased MSR are included in servicing expense and unrealized losses of $(7.6) million are included in unrealized loss on mortgage servicing rights, respectively, on the consolidated statements of operations.

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
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of December 31, 2014 (dollars in thousands):

	December 31, 2014
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$14,003
Constant prepayment rate		5.5%	14.8%	36.5%
Constant default rate		2.5%	7.6%	27.8%
Discount rate		16.0%	16.0%	16.0%
Purchased MSR:	79,637
Constant prepayment rate		8.3%	8.5%	8.8%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.7%	9.3%
Total	$93,640
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
Note 9. Mortgage Servicing Rights
Our $93.6 million balance of MSR as of December 31, 2014 includes $14.0 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
The remaining $79.6 million of MSR were purchased by RCS during the year ended December 31, 2014 under transactions qualifying for sale accounting, representing approximately 34 thousand underlying loans, with a combined unpaid principal balance of approximately $7.1 billion, as of December 31, 2014. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the year ended December 31, 2014 (dollars in thousands):

For the Year Ended December 31, 2014
Beginning balance	$—
Additions from purchases of MSR	93,465
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(7,611)
Other changes in fair value (1)	(5,128)
Other changes (2)	(1,089)
Ending balance	$79,637
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

2.	Other changes includes purchase price adjustments, principally contractual prepayment protection.

The following table presents the components of net servicing loss for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Servicing fee income	$30,544	$2,603
Incentive, ancillary and other income	15,329	735
Other income	—	12
Servicing income	45,873	3,350

Employee compensation and benefit costs	31,963	2,845
Facility costs	12,591	447
Realization of cash flows from MSR	5,128	—
Other servicing costs	11,404	1,142
Acquisition related costs	—	3,055
Servicing expense	61,086	7,489

Net servicing loss	$(15,213)	$(4,139)
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
Note 10. Other Assets
The following table summarizes our other assets as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Property and equipment, at cost	$4,809	$4,024
Accumulated depreciation	(1,877)	(164)
Net property and equipment	2,932	3,860
Servicing advances	24,393	33,358
Prepaid expenses	7,089	6,978
Intangible assets	15,000	17,000
Other	6,052	4,387
Total other assets	$55,466	$65,583
Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Intangible Assets

During the second quarter of 2014, we sold a portion of RCS' operations for total proceeds of $2.0 million, which was accounted for as a reduction of our intangible assets. During the fourth quarter of 2014, we completed our annual impairment test of licenses and related assets recorded in connection with the RCS acquisition and concluded that these indefinite lived intangible assets were not impaired.
Note 11. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Cash collateral held on derivatives	$2,298	$32,463
Due to manager	1,763	1,885
Swaption premium payable	520	—
Payable for equity securities purchased	—	4,581
Payable for MSR purchased	2,680	—
Accrued interest	4,642	4,401
Mortgage servicing financing, at fair value (1)	14,003	15,608
Excise tax payable	—	574
Other accounts payable and accrued expenses	15,501	10,203
Total accounts payable and other accrued liabilities	$41,407	$69,715
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

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $17.6 million, $18.7 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $1.5 million and $1.4 million are included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2014 and 2013, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager, American Capital and its other affiliates who provide services to us pursuant to the management agreement. We recorded expense reimbursements to our Manager of $2.1 million, $1.8 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $0.1 million and $0.1 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2014 and 2013, respectively, consisting mostly of information technology systems.

As of December 31, 2014, American Capital does not hold any shares of our common stock.

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

Note 13. Income Taxes

The following table summarizes dividends declared during the years ended December 31, 2014, 2013 and 2012 and their related tax characterization.

			Tax Characterization of Dividends
Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
8.125% Series A Cumulative Redeemable Preferred Stock Dividends
2014 (1)	$0.806858	$1,601	$0.806858	$—	$—
Common Stock Dividends
2014	$2.600000	$132,983	$2.600000	$—	$—
2013	$3.050000	$168,344	$3.050000	$—	$—
2012	$3.600000	$106,649	$3.600000	$—	$—
————————

(1)
Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 18, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a fiscal year 2015 dividend.

As of December 31, 2014, we had undistributed taxable income of $6.3 million that we expect to declare by the extended due date of our 2014 Federal income tax return and pay in 2015. For the years ended December 31, 2013 and 2012, we did not distribute the required minimum amount of taxable income pursuant to Federal excise tax requirements, as described in Note 2. As such, we accrued an excise tax on the accompanying consolidated statements of operations of $0.7 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. However, we do not expect to incur any additional income tax liability on our 2014 taxable income.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2014 and 2013. Our tax returns for tax years 2011 through 2013 are open to examination by the Internal Revenue Service ("IRS"). In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

We acquired 100% of RCS, a taxable subchapter C corporation, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2014, RCS had Federal net operating loss ("NOL") carryforwards of approximately $68.0 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2014 were approximately $31.6 million, with respect to which, RCS has provided a full valuation allowance.

We recorded $0.2 million of income tax related to income from American Capital Mortgage Investment TRS, LLC, a taxable subsidiary, for the year ended December 31, 2014.

Note 14. Stockholders’ Equity

Equity Offerings

There were no common stock issuances during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
Total	$25.40	23,000	$583,915

March 2012	$21.55	13,600	$292,780
May 2012	22.74	12,650	287,151
Total	$22.09	26,250	$579,931
————————
(1)     Price Received Per Share is net of underwriters' discount, if applicable.
(2)     Net Proceeds are net of any underwriters' discount and other offering costs.

Redeemable Preferred Stock Offering

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of December 31, 2014, we have 47.8 million of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

In May 2014, we completed a public offering in which 2.2 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $53.0 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2014, we had declared all required quarterly dividends on the Series A Preferred Stock.

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

During the year ended December 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of December 31, 2014, we had an additional $134.9 million available for repurchases of our common stock through December 31, 2015, as authorized by the Board of Directors.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan") to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock.

During 2014, we granted restricted stock unit ("RSU") awards under the plan to each of our five independent directors totaling $375,000, or $75,000 to each independent director. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus dividend equivalent RSUs for dividends declared on our common stock, and vest on May 22, 2015, subject to the terms and conditions of the plan. We recorded compensation expense of $0.2 million related to RSU awards to our independent directors for the year ended December 31, 2014. As of December 31, 2014, we had unvested RSU common stock equivalents totaling 20,494 shares, or 4,099 shares for each independent director, based on a closing share price of $19.51 on the grant date, including accrued dividend equivalent RSUs.

During 2014, we granted RSU awards under the plan to certain members of RCS management totaling $5.4 million, or 272,070 RSUs, based on a closing share price on the grant date of $19.93. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus dividend equivalent RSUs for dividends declared on our common stock. Fifty percent (50%) of the awards vests in equal installments over the first five anniversaries of the later of November 26, 2013 and the individual’s employment start date with RCS. The remaining fifty percent (50%) vests, subject to annual catch-up provisions, upon the satisfaction of certain annual performance metrics for each calendar year through 2018. We recorded compensation expense of $0.6 million related to RSU awards to RCS management for the year ended December 31, 2014. We issued 22,839 shares related to the time vesting of RSU awards during the year ended December 31, 2014 and, as of December 31, 2014, had unvested RSU common stock equivalents totaling 227,833 shares including accrued dividend equivalent RSUs.

Following the completion of our IPO, we granted 1,500 shares of restricted common stock to each of our four independent directors for a total of 6,000 shares of restricted common stock with a grant date fair value of $20.00 per share. These shares will vest equally over a three-year period, subject to their continued service on our board of directors. For the years ended December 31, 2013 and 2012, we granted 1,500 shares of restricted stock to each independent director, or a total of 7,500 and 6,000 shares, with a weighted average grant date fair value of $25.23 and $19.67 per share, respectively. As of December 31, 2014 and 2013, we had 7,000 and 13,500 shares of unvested restricted common stock outstanding under the plan, respectively.

During the years ended December 31, 2014, 2013 and 2012, a total of 6,500, 4,000 and 2,000 shares of restricted common stock vested under the plan, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $0.1 million, $0.1 million and $0.0 million, respectively, based upon the fair market value of our common stock on the vesting date. As of December 31, 2014 and 2013, we had unrecognized compensation expense of $0.1 million and $0.2 million, respectively, related to unvested shares of restricted stock. We recorded compensation expense of $0.1 million, $0.1 million and $0.1 million related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, we had 1,057,661 shares of common stock reserved for future issuance under our long-term incentive plan.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2014.

Note 15. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$42,378	$43,646	$47,038	$50,296
Interest expense	(6,823)	(6,407)	(7,256)	(8,145)
Net interest income	35,555	37,239	39,782	42,151
Net servicing loss	(4,386)	(3,132)	(3,037)	(4,658)
Total other gains (losses), net	(6,849)	(19,362)	53,982	17,494
Total expenses	6,609	6,452	6,223	6,078
Income (loss) before excise tax	17,711	8,293	84,504	48,909
Provision for income tax, net	(118)	—	207	149
Net income (loss)	17,829	8,293	84,297	48,760
Dividend on preferred stock	(1,117)	(1,117)	(484)	—
Net income available to common shareholders	$16,712	$7,176	$83,813	$48,760

Net income (loss) per common share—basic and diluted	$0.33	$0.14	$1.64	$0.95

Weighted average number of common shares outstanding— basic	51,150	51,142	51,142	51,272
Weighted average number of common shares outstanding— diluted	51,175	51,158	51,142	51,272

Dividends declared per common share	$0.65	$0.65	$0.65	$0.65

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$69,694	$70,511	$63,927	$51,567
Interest expense	(10,656)	(10,949)	(9,113)	(8,036)
Net interest income	59,038	59,562	54,814	43,531
Net servicing loss	(4,139)	—	—	—
Total other losses, net	(65,660)	(39,154)	(102,160)	(63,702)
Total expenses	6,187	6,506	7,007	6,221
Income (loss) before excise tax	(16,948)	13,902	(54,353)	(26,392)
Provision for income tax, net	302	200	—	177
Net income (loss)	(17,250)	13,702	(54,353)	(26,569)
Dividend on preferred stock	—	—	—	—
Net income available to common shareholders	$(17,250)	$13,702	$(54,353)	$(26,569)

Net income (loss) per common share—basic and diluted	$(0.33)	$0.25	$(0.94)	$(0.56)

Weighted average number of common shares outstanding— basic	52,028	54,515	57,982	47,469
Weighted average number of common shares outstanding— diluted	52,028	54,515	57,982	47,469

Dividends declared per common share	$0.65	$0.70	$0.80	$0.90

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in "Item 8.-Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CODE OF ETHICS AND CONDUCT."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the heading "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2014 and 2013
b. Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
c. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012
d. Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
2. The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description
*3.1
American Capital Mortgage Investment Corp. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*3.2
American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 of Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Amendment No. 3 to Form S-11 (Registration Statement No. 333-173238), filed July 20, 2011.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*4.3
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, as amended by Amendment No. 1, incorporated herein by reference to Exhibit 3.2 of Amendment No. 4 to Form S-11 (Registration Statement No. 333-173238), filed July 29, 2011.

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

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

†*10.5
Form of Restricted Stock Unit Agreement for independent directors, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2014 (File No. 001-35260), filed August 7, 2014.

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
4) Woodmont Insurance Co. LLC, a Missouri limited liability company

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
————————
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	February 26, 2015
Malon Wilkus

/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 26, 2015
John R. Erickson

*	Director	February 26, 2015
Robert M. Couch

*	Director	February 26, 2015
Morris A. Davis

*	Director	February 26, 2015
Randy E. Dobbs

*	Director	February 26, 2015
Samuel A. Flax

*	Director	February 26, 2015
Larry K. Harvey

*	Director	February 26, 2015
Prue B. Larocca

*	Director	February 26, 2015
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact