Form 10-Q
period 2015-03-31
American Capital Mortgage Investment Corp.
filed 2015-05-07
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2015 was 51,169,517.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets:
Agency securities, at fair value (including pledged securities of $4,113,735 and $4,235,235, respectively)	$4,176,349	$4,384,139
Non-agency securities, at fair value (including pledged securities of $1,042,308 and $940,981, respectively)	1,315,152	1,168,834
U.S. Treasury securities, at fair value (including pledged securities of $464,903 and $707,284, respectively)	525,725	758,629
Cash and cash equivalents	184,299	203,431
Restricted cash and cash equivalents	111,867	82,144
Interest receivable	15,408	15,249
Derivative assets, at fair value	14,039	28,574
Receivable for securities sold	372,245	26,747
Receivable under reverse repurchase agreements	70,636	214,399
Mortgage servicing rights, at fair value	87,811	93,640
Other assets	52,380	55,466
Total assets	$6,925,911	$7,031,252
Liabilities:
Repurchase agreements	$5,459,058	$5,423,630
Payable for agency and non-agency securities purchased	18,702	49,755
Derivative liabilities, at fair value	113,918	75,981
Dividend payable	26,699	34,374
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	91,159	230,136
Accounts payable and other accrued liabilities	35,670	41,407
Total liabilities	5,745,206	5,855,283
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 (aggregate liquidation preference of $55,000) and 2,200 shares issued and outstanding, respectively	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 51,165 and 51,165 shares issued and outstanding, respectively	512	512
Additional paid-in capital	1,198,932	1,198,560
Retained deficit	(71,778)	(76,142)
Total stockholders’ equity	1,180,705	1,175,969
Total liabilities and stockholders’ equity	$6,925,911	$7,031,252
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Agency securities	$27,894	$34,272
Non-agency securities	16,928	15,968
Other	84	56
Interest expense	(7,454)	(8,145)
Net interest income	37,452	42,151

Servicing:
Servicing income	11,804	9,564
Servicing expense	(16,070)	(14,222)
Net servicing loss	(4,266)	(4,658)

Other gains (losses):
Realized gain (loss) on agency securities, net	934	(13,133)
Realized gain on non-agency securities, net	3,246	1,409
Realized loss on periodic settlements of interest rate swaps, net	(4,311)	(4,947)
Realized gain (loss) on other derivatives and securities, net	17,242	(22,028)
Unrealized gain on agency securities, net	41,128	67,557
Unrealized gain (loss) on non-agency securities, net	(642)	7,830
Unrealized loss on other derivatives and securities, net	(49,742)	(19,094)
Unrealized loss on mortgage servicing rights	(3,194)	(100)
Total other gains (losses), net	4,661	17,494

Expenses:
Management fees	4,508	4,248
General and administrative expenses	1,949	1,830
Total expenses	6,457	6,078

Income before provision for income tax	31,390	48,909
Provision for income tax, net	327	149
Net income	31,063	48,760
Dividend on preferred stock	(1,117)	—
Net income available to common shareholders	$29,946	$48,760

Net income per common share — basic	$0.59	$0.95
Net income per common share — diluted	$0.58	$0.95

Weighted average number of common shares outstanding — basic	51,165	51,272
Weighted average number of common shares outstanding — diluted	51,209	51,272

Dividend declared per common share	$0.50	$0.65
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	48,760	48,760
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	35	—	35
Common dividends declared	—	—	—	—	—	(33,242)	(33,242)
Balance, March 31, 2014	—	$—	51,142	$511	$1,197,656	$(84,102)	$1,114,065

Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$1,175,969
Net income	—	—	—	—	—	31,063	31,063
Stock-based compensation	—	—	—	—	372	—	372
Preferred dividends declared	—	—	—	—	—	(1,117)	(1,117)
Common dividends declared	—	—	—	—	—	(25,582)	(25,582)
Balance, March 31, 2015	2,200	$53,039	51,165	$512	$1,198,932	$(71,778)	$1,180,705
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,063	$48,760
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	8,971	10,794
Accretion of net discount on non-agency securities	(9,161)	(10,587)
Realization of cash flows from MSR	2,413	223
Unrealized loss (gain) on securities, MSR and derivatives, net	12,450	(56,193)
Realized loss (gain) on agency securities, net	(934)	13,133
Realized gain on non-agency securities, net	(3,246)	(1,409)
Realized loss (gain) on other derivatives and securities, net	(12,931)	28,082
Stock-based compensation	372	35
Decrease (increase) in interest receivable	(159)	4,575
Decrease in other assets	3,086	7,055
Decrease in operating accounts payable and other accrued liabilities	(2,459)	(3,412)
Net cash flows from operating activities	29,465	41,056
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(711,266)	(87,901)
Purchases of non-agency securities	(246,222)	(58,983)
Purchases of MSR, net of purchase price adjustments	(2,736)	(20,588)
Proceeds from sale of agency securities	430,587	1,331,900
Proceeds from sale of non-agency securities	70,568	44,663
Principal collections on agency securities	127,481	134,133
Principal collections on non-agency securities	52,368	24,306
Net payments on reverse repurchase agreements	143,763	(743,285)
Purchases of U.S. Treasury securities	(1,702,202)	(195,771)
Proceeds from sale of U.S. Treasury securities	1,812,984	1,464,370
Proceeds from terminations of interest rate swaptions	—	17,391
Increase in restricted cash	(29,723)	(37,482)
Other investing cash flows, net	4,748	(37,539)
Net cash flows from (used in) investing activities	(49,650)	1,835,214
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(34,374)	(33,381)
Net payments for repurchase of common shares	—	(4,208)
Proceeds from repurchase agreements	15,509,529	9,691,971
Repayments on repurchase agreements	(15,474,102)	(11,546,451)
Net cash flows from (used in) financing activities	1,053	(1,892,069)
Net decrease in cash and cash equivalents	(19,132)	(15,799)
Cash and cash equivalents at beginning of the period	203,431	206,398
Cash and cash equivalents at end of period	$184,299	$190,599
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

Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiaries, American Capital Mortgage Investment TRS, LLC, Woodmont Insurance Co., LLC and American Capital Mortgage 2013, LLC and, in turn, its wholly-owned subsidiary Residential Credit Solutions, Inc. ("RCS"). Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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
We invest in, finance and manage a leveraged portfolio of mortgage-related investments, which we define to include agency residential mortgage-backed securities ("RMBS"), non-agency mortgage investments and other mortgage-related investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations ("CMOs") structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise ("GSE"), such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as Government National Mortgage Association ("Ginnie Mae"). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights ("MSR"), GSE credit risk transfer securities ("CRT"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans and mortgage-related derivatives.
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

At the time we purchase non-agency securities and loans that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on inputs and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price. We estimate the fair value of our "non-centrally cleared" interest rate swaps based on valuations obtained from third-party pricing services and the swap counterparty (collectively, “third-party valuations”). The third-party valuations are model-driven using observable inputs consisting of LIBOR and the forward yield curve. We also consider the creditworthiness of both us and our counterparties and the impact of netting and credit enhancement provisions contained in each derivative agreement, such as collateral postings. All of our "non-centrally cleared" interest rate swaps are subject to bilateral collateral arrangements. Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.

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

Interest rate swaptions

We purchase interest rate swaptions to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay or receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid and reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

Interest rate swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of our interest rate swaption agreements based on model-driven valuations obtained from third-party pricing services and the swaption counterparty. These estimates incorporate observable inputs and include the fair value of the future interest rate swaps that we have the option to enter into, as well as the remaining length of time that we have to exercise the options, adjusted for non-performance risk, if any.

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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,109,841	$824,977	$3,934,818
Unamortized premium	149,456	41,537	190,993
Amortized cost	3,259,297	866,514	4,125,811
Gross unrealized gains	43,469	12,441	55,910
Gross unrealized losses	(3,471)	(1,901)	(5,372)
Agency RMBS, at fair value	$3,299,295	$877,054	$4,176,349

Weighted average coupon as of March 31, 2015	3.41%	3.51%	3.43%
Weighted average yield as of March 31, 2015	2.54%	2.64%	2.56%
Weighted average yield for the three months ended March 31, 2015	2.46%	2.52%	2.47%

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,009,298	$51,305	$(5,372)	$4,055,231
Adjustable rate	116,513	4,605	—	121,118
Total	$4,125,811	$55,910	$(5,372)	$4,176,349

	December 31, 2014
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,333,348	$857,059	$4,190,407
Unamortized premium	141,252	43,070	184,322
Amortized cost	3,474,600	900,129	4,374,729
Gross unrealized gains	26,102	7,550	33,652
Gross unrealized losses	(18,575)	(5,667)	(24,242)
Agency RMBS, at fair value	$3,482,127	$902,012	$4,384,139

Weighted average coupon as of December 31, 2014	3.37%	3.50%	3.39%
Weighted average yield as of December 31, 2014	2.54%	2.65%	2.56%
Weighted average yield for the year ended December 31, 2014	2.48%	2.58%	2.50%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,252,616	$30,059	$(24,242)	$4,258,433
Adjustable rate	122,113	3,593	—	125,706
Total	$4,374,729	$33,652	$(24,242)	$4,384,139

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of March 31, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in thousands):

	March 31, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Greater than three years and less than or equal to five years	1,525,807	1,501,583	2.19%	3.08%	1,528,121	1,520,350	2.13%	3.05%
Greater than five years and less than or equal to 10 years	2,640,117	2,613,977	2.77%	3.63%	2,827,653	2,826,297	2.79%	3.58%
Greater than 10 years	10,425	10,251	3.05%	3.56%	28,365	28,082	3.12%	3.52%
Total	$4,176,349	$4,125,811	2.56%	3.43%	$4,384,139	$4,374,729	2.56%	3.39%
As of March 31, 2015 and December 31, 2014, none of our agency RMBS had an estimated weighted average life of less than 3.4 years and 3.2 years, respectively. As of March 31, 2015 and December 31, 2014, the estimated weighted average life of our agency security portfolio was 6.5 years and 6.8 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 9% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Proceeds from agency RMBS sold	$430,587	$1,331,900
Increase (decrease) in receivable for agency RMBS sold	351,759	(608,646)
Less agency RMBS sold, at cost	(781,412)	(736,387)
Net realized gain (loss) on sale of agency RMBS	$934	$(13,133)

Gross realized gains on sale of agency RMBS	$3,599	$1,570
Gross realized losses on sale of agency RMBS	(2,665)	(14,703)
Net realized gain (loss) on sale of agency RMBS	$934	$(13,133)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
Agency RMBS Pledged (1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,236,201	$871,850	$4,108,051
Accrued interest on pledged agency RMBS	8,678	2,397	11,075
Under Derivative Agreements
Fair value	5,312	372	5,684
Accrued interest on pledged agency RMBS	14	1	15
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,250,205	$874,620	$4,124,825
————————

(1)	Agency RMBS pledged do not include pledged amounts of $344.7 million under repurchase agreements related to agency RMBS sold but not yet settled as of March 31, 2015.

	December 31, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,395,257	$838,627	$4,233,884
Accrued interest on pledged agency RMBS	9,089	2,335	11,424
Under Derivative Agreements
Fair value	677	674	1,351
Accrued interest on pledged agency RMBS	2	2	4
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,405,025	$841,638	$4,246,663

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,439,586	$1,419,399	$3,870	$1,711,727	$1,707,149	$4,718
31 - 59 days	977,026	962,258	2,619	507,160	503,833	1,310
60 - 90 days	550,304	545,601	1,436	525,089	524,291	1,352
Greater than 90 days	1,141,135	1,131,054	3,150	1,489,908	1,489,667	4,044
Total	$4,108,051	$4,058,312	$11,075	$4,233,884	$4,224,940	$11,424

As of March 31, 2015 and December 31, 2014, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$213,629	$8,724	$(937)	$205,842	$(23,678)	$229,520	3.30%	5.35%
CRT	202,893	2,694	(4,166)	204,365	4,617	199,748	4.30%	5.56%
Alt-A	492,422	41,264	(4,407)	455,565	(168,167)	623,732	1.65%	6.26%
Option-ARM	172,390	10,625	(3,145)	164,910	(40,700)	205,610	0.44%	5.47%
Subprime	233,818	6,546	(129)	227,401	(27,527)	254,928	2.88%	4.43%
Total	$1,315,152	$69,853	$(12,784)	$1,258,083	$(255,455)	$1,513,538	2.29%	5.56%
————————

(1)	Coupon rates are floating, except for $15.9 million, $29.1 million and $172.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of March 31, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$444,160	$432,651	4.86%	2.95%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	527,763	491,161	6.10%	1.40%	486,869	446,967	6.68%	1.29%
> 7 years	343,229	334,271	5.68%	3.05%	245,580	241,756	5.89%	2.43%
Total	$1,315,152	$1,258,083	5.56%	2.29%	$1,168,834	$1,111,123	5.92%	2.06%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $200.2 million as of March 31, 2015 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of March 31, 2015, Prime securities also include $13.5 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting during 2013. As of March 31, 2015, our Prime securities have both floating-rate and fixed-rate coupons ranging from 0.8% to 6.5%, with weighted average coupons of underlying collateral ranging from 2.4% to 5.8%.

Our CRT securities are issued by Fannie Mae and Freddie Mac and reference the performance of loans that have been guaranteed by the GSEs, subject to their underwriting standards. As of March 31, 2015, our CRT securities have floating rate coupons ranging from 2.8% to 5.1%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2014.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2015, our Alt-A securities have both fixed and floating rate coupons ranging from 0.2% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2015, our Option-ARM securities have coupons ranging from 0.3% to 1.0% and have underlying collateral with weighted average coupons between 2.7% and 4.0%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2014 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of March 31, 2015, our Subprime securities issued prior to 2014 have a fair value of $114.3 million with fixed and floating rate coupons ranging from 0.2% to 5.3% and have underlying collateral with weighted-average coupons ranging from 4.4% to 5.9%. Additionally, we have classified certain non-performing loans that were securitized in 2014 and 2015 as Subprime securities. These securitizations are backed by loans originated during or before 2014 and, as of March 31, 2015, have a fair value of $119.5 million. As of March 31, 2015, our Subprime securities issued in 2014 and 2015 have fixed rate coupons ranging from 3.1% to 4.3% and have underlying collateral with weighted-average coupons ranging from 5.1% to 7.7%.

More than 99% of our non-agency securities are rated below investment grade or have not been rated by credit agencies as of March 31, 2015.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Proceeds from non-agency securities sold	$70,568	$44,663
Increase in receivable for non-agency RMBS sold	—	4,743
Less: non-agency securities sold, at cost	(67,322)	(47,997)
Net realized gain on sale of non-agency securities	$3,246	$1,409

Gross realized gain on sale of non-agency securities	$3,437	$1,409
Gross realized loss on sale of non-agency securities	(191)	—
Net realized gain on sale of non-agency securities	$3,246	$1,409

Pledged Assets
Non-agency securities with a fair value of $1.0 billion and $0.9 billion were pledged as collateral under repurchase agreements as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, none of our repurchase agreement borrowings backed by non-agency securities were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$916,555	$876,284	$1,307	$791,654	$770,604	$1,151
31 - 59 days	83,813	75,353	58	106,097	98,690	77
60 - 90 days	41,940	38,119	40	43,230	39,280	40
Total	$1,042,308	$989,756	$1,405	$940,981	$908,574	$1,268

Note 6. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2015 and December 31, 2014, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

As of March 31, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$4,203,338	0.42%	213	$4,002,291	0.42%	245
Non-agency securities	791,536	1.66%	19	715,704	1.67%	20
U.S. Treasury securities	464,184	(0.03)%	5	705,635	(0.13)%	7
Total repurchase agreements	$5,459,058	0.56%	167	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $326.2 million of repurchase agreements related to agency RMBS sold but not yet settled as of March 31, 2015.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,151,856	0.78%	14	$2,245,188	0.71%	13
> 1 to ≤ 2 months	1,200,075	0.43%	43	568,014	0.55%	45
> 2 to ≤ 3 months	569,598	0.49%	82	540,201	0.48%	74
> 3 to ≤ 6 months	344,549	0.45%	159	508,216	0.43%	142
> 6 to ≤ 9 months	213,796	0.52%	237	123,947	0.51%	246
> 9 to ≤ 12 months	—	—%	0	217,429	0.51%	327
> 12 months	515,000	0.65%	1315	515,000	0.63%	1405
Total	4,994,874	0.62%	183	4,717,995	0.61%	210

U.S. Treasury repurchase agreements
Short-term	464,184	(0.03)%	5	705,635	(0.13)%	7
Total repurchase agreements	$5,459,058	0.56%	167	$5,423,630	0.51%	190
We had repurchase agreements with 32 and 31 financial institutions as of March 31, 2015 and December 31, 2014, respectively. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 21% of our equity at risk as of March 31, 2015.

We had agency RMBS with fair values of $4.1 billion and $4.2 billion as of March 31, 2015 and December 31, 2014, respectively, and non-agency securities with fair values of $1.0 billion and $0.9 billion pledged as collateral against repurchase agreements as of March 31, 2015 and December 31, 2014, respectively.

Note 7. Derivatives and Other Securities
In connection with our risk management strategy, we hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Interest rate swaps	$466	$9,414
Interest rate swaptions	3,667	5,464
TBA securities	9,272	13,495
Interest only swaps	634	201
Derivative assets, at fair value	$14,039	$28,574

Interest rate swaps	$106,059	$73,052
TBA securities	4,823	1,863
Mortgage options	37	—
U.S. Treasury futures	2,999	1,066
Derivative liabilities, at fair value	$113,918	$75,981

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(4,311)	$(7,825)	$(43,106)	$(4,947)	$68	$(28,164)
Interest rate swaptions	—	(520)	(1,277)	—	(14,668)	(6,483)
TBA securities	—	16,436	(7,183)	—	(8,829)	(829)
U.S. Treasuries	—	15,901	2,655	—	1,047	10,958
U.S. Treasury futures	—	(2,215)	(1,933)	—	(774)	(2,238)
Short sales of U.S. Treasuries	—	(5,181)	321	—	(1,547)	3,820
REIT equity investments	—	—	—	—	2,675	3,842
Mortgage options	—	—	353	—	—	—
Interest only swap	—	646	428	—	—	—
Total	$(4,311)	$17,242	$(49,742)	$(4,947)	$(22,028)	$(19,094)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the three months ended March 31, 2015 and 2014 (in thousands):

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2015 Notional Amount
Interest rate swaps	$4,015,000	—	(600,000)	$3,415,000
Interest rate swaptions	$550,000	—	(100,000)	$450,000
TBA securities	$296,172	10,373,879	(10,407,731)	$262,320
U.S. Treasuries	$756,500	1,323,000	(1,558,000)	$521,500
U.S. Treasury futures	$(150,000)	150,000	(150,000)	$(150,000)
Short sales of U.S. Treasuries	$(228,500)	364,000	(226,500)	$(91,000)
Mortgage options	$—	—	(50,000)	$(50,000)
Interest only swaps	$48,739	—	(2,238)	$46,501

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2014 Notional Amount
Interest rate swaps	$3,240,000	850,000	(50,000)	$4,040,000
Interest rate swaptions	$2,100,000	—	(1,675,000)	$425,000
TBA securities	$(773,816)	4,360,686	(2,912,089)	$674,781
U.S. Treasuries	$656,000	150,000	(681,000)	$125,000
U.S. Treasury futures	$(150,000)	150,000	(150,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	48,000	(790,000)	$(765,000)
Interest Rate Swap Agreements
As of March 31, 2015 and December 31, 2014, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of March 31, 2015 and December 31, 2014, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		March 31, 2015		December 31, 2014
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$425,000	$466	$925,000	$9,414
Interest rate swap liabilities	Derivative liabilities, at fair value	2,990,000	(106,059)	3,090,000	(73,052)
		$3,415,000	$(105,593)	$4,015,000	$(63,638)

March 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(3,973)	1.01%	0.26%	1.7
> 3 to ≤ 5 years	900,000	(16,208)	1.94%	0.26%	4.0
> 5 to ≤ 7 years	1,300,000	(63,589)	2.86%	0.26%	6.0
> 7 years	350,000	(21,823)	2.78%	0.26%	8.3
Total	$3,415,000	$(105,593)	2.14%	0.26%	4.6

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $1.8 billion with deferred start dates averaging 0.9 years from March 31, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.37% and 1.24% as of March 31, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
As of March 31, 2015, interest rate swaps with a notional amount of $2.1 billion and liability fair value of $(98.0) million were centrally cleared on a registered exchange.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$6,631	$2,219	0.6	$250,000	3.23%	8.7
>12 to ≤ 24 months	1,308	82	1.0	100,000	4.13%	7.0
> 24 months	2,735	1,366	2.6	100,000	3.21%	5.0
Total / weighted average	$10,674	$3,667	1.2	$450,000	3.43%	7.5

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

TBA Securities
As of March 31, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	March 31, 2015		December 31, 2014
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$745,898	$9,272	$829,030	$8,226
Sale of TBA securities	—	—	(74,758)	5,269
Total TBA assets	745,898	9,272	754,272	13,495

TBA liabilities
Purchase of TBA securities	297,930	(1,682)	199,000	(595)
Sale of TBA securities	(781,508)	(3,141)	(657,100)	(1,268)
Total TBA liabilities	(483,578)	(4,823)	(458,100)	(1,863)
Total net TBA	$262,320	$4,449	$296,172	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.
U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $525.7 million and $758.6 million and a face amount of $521.5 million and $756.5 million as of March 31, 2015 and December 31, 2014, respectively, which is presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had a short position in U.S. Treasury futures with a fair value of $(3.0) million and $(1.1) million, respectively, and a notional amount of $(150.0) million as of both March 31, 2015 and December 31, 2014, which is presented in derivative assets, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $91.2 million and $230.1 million as of March 31, 2015 and December 31, 2014, respectively. The borrowed securities were collateralized by cash payments of $70.6 million and $214.4 million as of March 31, 2015 and December 31, 2014, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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

Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of March 31, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of March 31, 2015.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
March 31, 2015
Interest rate swaps and swaptions (2)(3)	$4,133	$—	$4,133	$(1,296)	$(1,351)	$1,486
Receivable under reverse repurchase agreements	70,636	—	70,636	(70,636)	—	—
Total	$74,769	$—	$74,769	$(71,932)	$(1,351)	$1,486

December 31, 2014
Interest rate swaps and swaptions (2)	$14,878	$—	$14,878	$(5,192)	$(3,059)	$6,627
Receivable under reverse repurchase agreements	214,399	—	214,399	(214,399)	—	—
Total	$229,277	$—	$229,277	$(219,591)	$(3,059)	$6,627

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
March 31, 2015
Interest rate swaps (2)	$106,059	$—	$106,059	$(1,296)	$(104,763)	$—
Repurchase agreements	5,459,058	—	5,459,058	(70,636)	(5,388,422)	—
Total	$5,565,117	$—	$5,565,117	$(71,932)	$(5,493,185)	$—

December 31, 2014
Interest rate swaps (2)	$73,052	$—	$73,052	$(5,192)	$(67,860)	$—
Repurchase agreements	5,423,630	—	5,423,630	(214,399)	(5,209,231)	—
Total	$5,496,682	$—	$5,496,682	$(219,591)	$(5,277,091)	$—
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

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $1.3 million as of March 31, 2015.
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

The following tables present our financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,176,349	$—	$4,176,349
Non-agency securities	—	1,315,152	—	1,315,152
U.S. Treasury securities	525,725	—	—	525,725
Derivative assets	—	14,039	—	14,039
MSR assets	—	—	87,811	87,811
Total	$525,725	$5,505,540	$87,811	$6,119,076

Liabilities
Derivative liabilities	$—	$113,918	$—	$113,918
Obligation to return securities borrowed under reverse repurchase agreements	91,159	—	—	91,159
MSR financing liabilities	—	—	13,380	13,380
Total	$91,159	$113,918	$13,380	$218,457

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$4,384,139	$—	$4,384,139
Non-agency securities	—	1,168,834	—	1,168,834
U.S. Treasury securities	758,629	—	—	758,629
Derivative assets	—	28,574	—	28,574
MSR assets	—	—	93,640	93,640
Total	$758,629	$5,581,547	$93,640	$6,433,816

Liabilities
Derivative liabilities	$—	$75,981	$—	$75,981
Obligation to return securities borrowed under reverse repurchase agreements	230,136	—	—	230,136
MSR financing liabilities	—	—	14,003	14,003
Total	$230,136	$75,981	$14,003	$320,120

Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of March 31, 2015.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(462)	(2,413)	(2,875)
Unrealized losses	(161)	(3,194)	(3,355)
Total net losses included in net income	(623)	(5,607)	(6,230)
Purchases, net of purchase price adjustments	—	401	401
Balance as of March 31, 2015	$13,380	$74,431	$87,811

	For the Three Months ended March 31, 2014
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Losses included in net income:
Realized losses	(202)	(223)	(425)
Unrealized losses	(31)	(100)	(131)
Total net losses included in net income	(233)	(323)	(556)
Purchases, net of purchase price adjustments	—	23,456	23,456
Balance as of March 31, 2014	$15,375	$23,133	$38,508
————————

(1)	Losses included in net income related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

(2)
Realized losses of $(2.4) million and $(0.2) million on purchased MSR are included in servicing expense and unrealized losses of $(3.2) million and $(0.1) million are included in unrealized loss on mortgage servicing rights, respectively, on the consolidated statements of operations for the three months ended March 31, 2015 and 2014.

We use third-party pricing providers in the fair value measurement of our Level 3 MSR. The significant unobservable inputs used in estimating the fair value measurement of our Level 3 MSR assets and financing liabilities include assumptions for underlying loan constant prepayment rates and delinquency rates, as well as discount rates. We review the various third-

party fair value estimates used to determine the fair value of our MSR and perform procedures to validate their reasonableness. In reviewing the estimated fair values of our Level 3 MSR, we use internal models and estimates of prepayment and delinquency rates on the loans underlying our MSR.
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of March 31, 2015 (dollars in thousands):

	March 31, 2015
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$13,380
Constant prepayment rate		5.6%	15.0%	33.2%
Constant default rate		2.5%	7.6%	26.7%
Discount rate		16.0%	16.0%	16.0%
Purchased MSR:	74,431
Constant prepayment rate		9.0%	9.1%	9.3%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.7%	9.3%
Total	$87,811
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

Note 10. Mortgage Servicing Rights
Our $87.8 million balance of MSR as of March 31, 2015 includes $13.4 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
RCS purchased the remaining $74.4 million of MSR under transactions qualifying for sale accounting, representing approximately 33 thousand underlying loans, with a combined unpaid principal balance of approximately $6.9 billion, as of March 31, 2015. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the three months ended March 31, 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Beginning balance	$79,637	$—
Additions from purchases of MSR	401	23,456
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(3,194)	(100)
Other changes in fair value (1)	(2,413)	(223)
Ending balance	$74,431	$23,133
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.
The following table presents the components of net servicing loss for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Servicing fee income	$7,948	$5,823
Incentive, ancillary and other income	3,856	3,741
Servicing income	11,804	9,564

Employee compensation and benefit costs	7,397	8,777
Facility costs	2,828	2,933
Realization of cash flows from MSR	2,413	223
Other servicing costs	3,432	2,289
Servicing expense	16,070	14,222

Net servicing loss	$(4,266)	$(4,658)
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
Note 11. Other Assets
The following table summarizes our other assets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, at cost	$4,837	$4,809
Accumulated depreciation	(2,246)	(1,877)
Net property and equipment	2,591	2,932
Servicing advances	21,312	24,393
Prepaid expenses	8,089	7,089
Intangible assets	15,000	15,000
Other	5,388	6,052
Total other assets	$52,380	$55,466
Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Cash collateral held on derivatives	$1,351	$2,298
Due to manager	2,011	1,763
Swaption premium payable	—	520
Payable for MSR purchased	345	2,680
Accrued interest	3,758	4,642
Mortgage servicing financing, at fair value (1)	13,380	14,003
Other accounts payable and accrued expenses	14,825	15,501
Total accounts payable and other accrued liabilities	$35,670	$41,407
——————

(1)
Mortgage servicing financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of March 31, 2015, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2015, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

Our Board of Directors adopted a program that authorizes repurchases of our common stock through December 31, 2015, up to a specified amount. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any shares of our common stock during the three months ended March 31, 2015. During the three months ended March 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of March 31, 2015, we had an additional $134.9 million authorized for repurchases of our common stock through December 31, 2015.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan") to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units ("RSU") and unrestricted stock. No shares were issued under the plan during the three months ended March 31, 2015. We issued 22,839 shares related to the time vesting of RSU awards during the year ended December 31, 2014.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Shares subject to performance conditions have been excluded from diluted net income per common share.

The following summarizes the net income per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Weighted average common shares calculation:
Basic weighted average common shares outstanding	51,165	51,272
Effect of stock based compensation	44	—
Diluted weighted average common shares outstanding	51,209	51,272
Net income	$29,946	$48,760
Net income per common share — basic	$0.59	$0.95
Net income per common share — diluted	$0.58	$0.95

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the accessibility of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to leverage our investment portfolio appropriately. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, and regulations or legal settlements that impact other mortgage-related activities.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, produce attractive returns across a variety of market conditions and economic cycles, when compared to the risks associated with owning such investments. Specifically, our investment strategy is designed to:

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
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and credit risks to the extent that our Manager deems prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, extension or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our financing repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing arrangements.
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

Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our assets and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our assets and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk, and, therefore, our net book value could decline.
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
Trends and Recent Market Impacts
U.S. interest rates declined in the first quarter of 2015, consistent with the general decline in interest rates across the globe. The yield on the 10 year U.S. Treasury note fell 24 basis points (“bps”) to end the quarter at 1.93%. Despite the modest aggregate decline, the intra-quarter swings in interest rates were extreme by historical standards. The yield on the 10 year U.S. Treasury note fell 50 bps in January, increased 60 bps in February and early March, and ended the quarter with another 30 bps decline.
In the fourth quarter of 2014, we made several changes to the composition of our asset and hedge portfolios that were intended to mitigate the negative impact of volatile interest rate environments, such as what unfolded in the first quarter of 2015. In particular, we reduced our exposure to higher coupon, generic agency MBS; lowered our net duration gap (the difference between the interest rate sensitivity of our assets and that of our liabilities and hedges); and reduced leverage. In the first quarter, we further reduced our “at risk” leverage, inclusive of our net TBA position, to 4.5x as of March 31, 2015, our lowest leverage level since our initial public offering. Similarly, we reduced our net duration gap to 0.6 years as of March 31, 2015, from 0.7 years as of December 31, 2014. Together, these actions, combined with the strong performance of agency and non-agency securities, drove our aggregate annualized economic return of 11% for the first quarter of 2015, comprised of $0.50 of dividends per common share and a $0.09 increase in our net book value per common share.
We believe that interest rate volatility will likely remain elevated due to the countervailing forces of weak economic growth and deflation risk abroad versus moderate economic growth and stable price inflation in the U.S. Weak economic growth and deflationary forces have led to substantial quantitative easing in Europe, Japan, and China, driving some overseas sovereign yields to historically low levels, and, in some cases, to negative yields. In contrast, the U.S. economic landscape is very different, marked by moderate growth, a strong dollar, low energy prices and improving employment. This divergence between global and domestic economic forces has created significant interest rate uncertainty and the Federal Reserve appears poised to raise short term rates sometime in 2015, despite the disappointing U.S. gross domestic product growth in the first quarter of the year. In addition, more onerous regulatory requirements and unprecedented central bank intervention appears to have reduced bond market liquidity, further exacerbating interest rate volatility. In light of these factors, we positioned our portfolio in a manner that prioritizes risk management and book value preservation over incremental short term returns.
During the first quarter of 2015, we reduced our portfolio of agency investments to $4.4 billion as of March 31, 2015 from $4.7 billion as of December 31, 2014. Within our agency portfolio we increased our allocation to 30-year securities to 63% as of March 31, 2015 from 50% as of December 31, 2014 and decreased our allocation to 15-year securities to 30% as of March 31, 2015 from 43% as of December 31, 2014.
Non-agency securities performed well during the first quarter of 2015 as a result of moderate national house price appreciation and favorable market supply and demand dynamics due to the shrinking supply of legacy non-agency securities. In response to these favorable market conditions, we increased our non-agency portfolio to $1.3 billion as of March 31, 2015 from $1.2 billion as of December 31, 2014, driven in large part by our increased investment allocation to GSE credit risk transfer ("CRT") securities. We opportunistically increased our investments in CRT securities to approximately 15% of our non-agency portfolio as of March 31, 2015, compared to approximately 9% at the beginning of 2015. Looking ahead, we expect to maintain or increase our allocation to CRT securities. We expect the GSEs to sell a portion of the credit risk associated with approximately $300 billion of loans in 2015. The credit bonds that will be sold into the market during 2015 will likely top $12 billion, vastly exceeding expected private label issuance of bonds with comparable credit ratings. During the first quarter of 2015, we also increased our allocation to Prime securities, and reduced our allocation to securities backed by Alt-A, Option ARM and subprime mortgages, which are more sensitive to home price appreciation and foreclosure timelines.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since March 31, 2014.

Interest Rate / Security (1)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
LIBOR:
1-Month	0.18%	0.17%	0.16%	0.16%	0.15%
3-Month	0.27%	0.26%	0.24%	0.23%	0.23%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.56%	0.67%	0.57%	0.46%	0.42%
5-Year U.S. Treasury	1.37%	1.65%	1.76%	1.63%	1.72%
10-Year U.S. Treasury	1.93%	2.17%	2.51%	2.52%	2.72%
Interest Rate Swap Rates:
2-Year Swap Rate	0.81%	0.89%	0.82%	0.58%	0.55%
5-Year Swap Rate	1.53%	1.77%	1.93%	1.70%	1.80%
10-Year Swap Rate	2.03%	2.29%	2.64%	2.63%	2.84%
30-Year Fixed Rate Agency Price:
3.5%	$105.05	$104.28	$102.23	$102.92	$100.59
4.0%	$106.92	$106.75	$105.41	$106.11	$103.94
4.5%	$109.08	$108.56	$107.91	$108.30	$106.69
15-Year Fixed Rate Agency Price:
2.5%	$102.71	$101.81	$100.55	$101.59	$99.92
3.0%	$104.83	$103.91	$102.98	$103.88	$102.72
3.5%	$106.09	$105.61	$105.11	$105.98	$104.83
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
30-Year Lower Loan Balance (3):
3.0%	$0.27	$0.34	$0.38	$0.28	$0.16
3.5%	$0.88	$0.45	$0.37	$0.19	$0.20
4.0%	$1.91	$0.98	$0.67	$0.41	$0.36
30-Year HARP (4):
3.0%	$0.01	$—	$—	$—	$—
3.5%	$0.17	$0.05	$0.01	$0.01	$0.02
4.0%	$0.89	$0.30	$0.15	$0.06	$0.07
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Our subsidiary, Residential Credit Solutions, Inc. ("RCS"), is a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first quarter of 2015, we continued to integrate the servicing platform into the broader MTGE operations, implement cost savings opportunities and focus on servicing traditional conforming loans. While net servicing losses incurred since our acquisition of RCS are due largely to sub-scale servicing volumes, we continue to be cautious in our acquisition of MSR, as the risk-adjusted returns for these assets remain unattractive in our judgment. As of March 31, 2015, we held MSR with a fair value of $87.8 million, down from $93.6 million as of December 31, 2014, due to unrealized losses and portfolio runoff.
Looking ahead, if interest rates decline, we would expect prepayment speeds to accelerate substantially and agency MBS spreads relative to benchmark interest rates to widen somewhat, possibly adversely impacting our net book value per share in the near term. In this falling rate scenario, we believe our portfolio performance will benefit somewhat from our sizable position in assets that possess favorable prepayment characteristics and from our non-agency securities, particularly our CRT investments, which benefit significantly from faster prepayment speeds. In a rising interest rate scenario, we would expect agency MBS spreads to tighten in response to reduced supply and slower prepayment dynamics, thereby offsetting some of the typical duration and convexity cost on book value. Given our current defensive portfolio positioning, we expect fluctuations in our net book value to be more muted than they would otherwise be and our economic return to be driven primarily by our dividend in the near term. Our conservative risk profile also provides us capacity and flexibility to grow our portfolio quickly through increased leverage if agency MBS weaken and expected returns improve. For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.
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

FINANCIAL CONDITION
As of March 31, 2015, our investment portfolio with a fair value of $5.8 billion was comprised of $4.2 billion of agency RMBS, $0.2 billion in net long TBA positions, $1.3 billion of non-agency securities and $0.1 billion of MSR.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2015, our TBA position with a net long notional of $0.3 billion had a net carrying value of $4.4 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The table below presents our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands, except per share amounts):

	March 31, 2015	December 31, 2014
Balance Sheet Data:
Total agency and non-agency securities	$5,491,501	$5,552,973
Total assets	$6,925,911	$7,031,252
Repurchase agreements	$5,459,058	$5,423,630
Total liabilities	$5,745,206	$5,855,283
Total stockholders’ equity	$1,180,705	$1,175,969
Net asset value per common share	$22.00	$21.91
The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,299,295	$3,259,297	$3,109,841	3.41%	2.54%
Freddie Mac	877,054	866,514	824,977	3.51%	2.64%
Agency RMBS total	4,176,349	4,125,811	3,934,818	3.43%	2.56%
Non-agency securities	1,315,152	1,258,083	1,513,538	2.29%	5.56%
Total	$5,491,501	$5,383,894	$5,448,356	3.11%	3.26%

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,482,127	$3,474,600	$3,333,348	3.37%	2.54%
Freddie Mac	902,012	900,129	857,059	3.50%	2.65%
Agency RMBS total	4,384,139	4,374,729	4,190,407	3.39%	2.56%
Non-agency securities	1,168,834	1,111,123	1,373,652	2.06%	5.92%
Total	$5,552,973	$5,485,852	$5,564,059	3.06%	3.24%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 9% and 8% as of March 31, 2015 and December 31, 2014, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield remained consistent, while the weighted average projected CPR increased by approximately 1 percentage point from December 31, 2014 to March 31, 2015. The relative stability in the agency RMBS portfolio yield resulted from our rebalancing of the portfolio towards a larger percentage of higher-yielding, 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of March 31, 2015 (dollars in thousands):

	March 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$485,414	$481,798	$470,716	1.94%	8%
3.0%	604,453	593,343	574,653	2.20%	9%
3.5%	334,813	328,286	313,626	2.36%	10%
4.0%	189,997	187,293	175,882	2.21%	11%
4.5%	16,559	16,344	15,339	2.66%	11%
≤ 15-year total	1,631,236	1,607,064	1,550,216	2.16%	9%
20-year
3.0%	68,981	68,695	66,272	2.26%	10%
3.5%	111,995	108,481	105,165	2.87%	9%
4.0%	5,071	4,937	4,698	2.68%	14%
5.0%	2,449	2,405	2,200	2.14%	20%
20-year total	188,496	184,518	178,335	2.63%	10%
30-year
3.5%	1,167,271	1,161,235	1,102,506	2.74%	7%
4.0%	960,702	951,988	889,135	2.89%	9%
4.5%	84,206	81,824	76,040	3.21%	10%
30-year total	2,212,179	2,195,047	2,067,681	2.82%	8%
Pass through agency RMBS	4,031,911	3,986,629	3,796,232	2.55%	9%
Agency CMO	23,320	22,669	20,348	2.86%	7%
Total fixed-rate agency RMBS	4,055,231	4,009,298	3,816,580	2.55%	9%
Adjustable rate agency RMBS	121,118	116,513	118,238	2.84%	16%
Total agency RMBS	$4,176,349	$4,125,811	$3,934,818	2.56%	9%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 84% (not including our net long TBA position) as of March 31, 2015 as detailed in the following table (dollars in thousands):

	March 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,132,079	$1,118,232	$1,065,624	3.55%	2.78%	8%
Lower Loan Balance (2)	2,290,212	2,261,822	2,150,782	3.47%	2.52%	9%
Other	609,620	606,575	579,826	3.23%	2.23%	11%
Pass through agency RMBS	4,031,911	3,986,629	3,796,232	3.46%	2.55%	9%
Agency CMO	23,320	22,669	20,348	3.05%	2.86%	7%
Total fixed-rate agency RMBS	4,055,231	4,009,298	3,816,580	3.45%	2.55%	9%
Adjustable rate agency RMBS	121,118	116,513	118,238	2.58%	2.84%	16%
Total agency RMBS	$4,176,349	$4,125,811	$3,934,818	3.43%	2.56%	9%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 110% and 122% for 15-year and 30-year securities, respectively, as of March 31, 2015. Includes $517.5 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $104,038 and $87,765 for 15-year and 30-year securities, respectively, as of March 31, 2015.

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
The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 87% as of December 31, 2014, as detailed in the following table (dollars in thousands):

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

TBA Investments
As of March 31, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and short TBA positions as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$32,660	$34,656	$33,545	$(1,111)
3.0%	(282,850)	(295,711)	(296,506)	(795)
3.5%	(55,478)	(58,535)	(58,868)	(333)
Subtotal	(305,668)	(319,590)	(321,829)	(2,239)
30-Year
3.0%	626,200	631,469	639,932	8,463
3.5%	384,968	403,617	403,975	358
4.0%	(430,680)	(458,102)	(460,158)	(2,056)
4.5%	(12,500)	(13,558)	(13,635)	(77)
Subtotal	567,988	563,426	570,114	6,688
Portfolio total	$262,320	$243,836	$248,285	$4,449

	December 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$169,660	$171,059	$172,756	$1,697
3.0%	178,000	185,601	184,983	(618)
3.5%	(69,778)	(73,720)	(73,673)	47
Subtotal	277,882	282,940	284,066	1,126
30-Year
3.0%	556,200	556,494	562,478	5,984
3.5%	83,770	86,848	87,357	509
4.0%	(609,180)	(652,752)	(648,713)	4,039
4.5%	(12,500)	(13,545)	(13,571)	(26)
Subtotal	18,290	(22,955)	(12,449)	10,506
Portfolio total	$296,172	$259,985	$271,617	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Non-Agency Investments
Non-agency security yields are based on our estimate of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$213,629	$8,724	$(937)	$205,842	$(23,678)	$229,520	3.30%	5.35%
CRT	202,893	2,694	(4,166)	204,365	4,617	199,748	4.30%	5.56%
Alt-A	492,422	41,264	(4,407)	455,565	(168,167)	623,732	1.65%	6.26%
Option-ARM	172,390	10,625	(3,145)	164,910	(40,700)	205,610	0.44%	5.47%
Subprime	233,818	6,546	(129)	227,401	(27,527)	254,928	2.88%	4.43%
Total	$1,315,152	$69,853	$(12,784)	$1,258,083	$(255,455)	$1,513,538	2.29%	5.56%
————————

(1)	Coupon rates are floating, except for $15.9 million, $29.1 million and $172.5 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of March 31, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime and Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$444,160	$432,651	4.86%	2.95%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	527,763	491,161	6.10%	1.40%	486,869	446,967	6.68%	1.29%
> 7 years	343,229	334,271	5.68%	3.05%	245,580	241,756	5.89%	2.43%
Total	$1,315,152	$1,258,083	5.56%	2.29%	$1,168,834	$1,111,123	5.92%	2.06%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of March 31, 2015 and December 31, 2014, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of March 31, 2015 and December 31, 2014:

Credit Rating (1)	March 31, 2015	December 31, 2014
BBB	1%	1%
BB	7%	4%
B	4%	5%
Below B	47%	53%
Not Rated	41%	37%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 75% as of both March 31, 2015 and December 31, 2014. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of March 31, 2015 and December 31, 2014, 20% and 21%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 13% and 9% as of March 31, 2015 and December 31, 2014, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2015 and December 31, 2014 (fair value dollars in thousands):

March 31, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$213,629	$86.26	112	72%	737	7%	12%
CRT	202,893	100.87	18	74%	758	—%	15%
Alt-A	492,422	68.71	114	76%	712	17%	9%
Option-ARM	172,390	76.15	110	75%	707	22%	7%
Subprime	233,818	88.24	113	79%	585	53%	21%
Total	$1,315,152	$79.15	98	75%	700	20%	12%

December 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$178,215	$82.45	114	73%	734	8%	15%
CRT	104,123	103.95	19	73%	761	—%	8%
Alt-A	486,254	68.79	111	76%	712	17%	9%
Option-ARM	173,727	76.12	107	75%	707	23%	8%
Subprime	226,515	87.50	111	78%	615	48%	9%
Total	$1,168,834	$79.35	103	75%	700	21%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of March 31, 2015 and December 31, 2014:

	% of Non-Agency Portfolio
	March 31, 2015	December 31, 2014
California	36%	37%
Florida	8%	9%
New York	5%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	57%	59%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of March 31, 2015, our purchased MSR had a fair market value of $74.4 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unpaid principal balance (in thousands)	$6,948,754	$7,136,994
Number of loans	33,331	33,911
Average Loan Size (in thousands)	$208	$210
Average Loan Age (months)	26	23
Average Coupon	3.79%	3.80%
Average Original Loan-to-Value	75%	75%
Average Original FICO	760	760
60+ delinquencies	0.14%	0.12%

Repurchase Financing and Hedging
As of March 31, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$4,203,338	0.42%	213	$4,002,291	0.42%	245
Non-agency securities	791,536	1.66%	19	715,704	1.67%	20
U.S. Treasury securities	464,184	(0.03)%	5	705,635	(0.13)%	7
Total repurchase agreements	5,459,058	0.56%	167	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $326.2 million of repurchase agreements related to agency RMBS sold but not yet settled as of March 31, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,151,856	0.78%	14	$2,245,188	0.71%	13
> 1 to ≤ 2 months	1,200,075	0.43%	43	568,014	0.55%	45
> 2 to ≤ 3 months	569,598	0.49%	82	540,201	0.48%	74
> 3 to ≤ 6 months	344,549	0.45%	159	508,216	0.43%	142
> 6 to ≤ 9 months	213,796	0.52%	237	123,947	0.51%	246
> 9 to ≤ 12 months	—	—%	0	217,429	0.51%	327
> 12 months	515,000	0.65%	1315	515,000	0.63%	1405
Total	4,994,874	0.62%	183	4,717,995	0.61%	210

U.S. Treasury repurchase agreements
Short-term	464,184	(0.03)%	5	705,635	(0.13)%	7
Total repurchase agreements	$5,459,058	0.56%	167	$5,423,630	0.51%	190
As of March 31, 2015 and December 31, 2014, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

March 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(3,973)	1.01%	0.26%	1.7
> 3 to ≤ 5 years	900,000	(16,208)	1.94%	0.26%	4.0
> 5 to ≤ 7 years	1,300,000	(63,589)	2.86%	0.26%	6.0
> 7 years	350,000	(21,823)	2.78%	0.26%	8.3
Total	$3,415,000	$(105,593)	2.14%	0.26%	4.6

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $1.8 billion with deferred start dates averaging 0.9 years from March 31, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.37% and 1.24% as of March 31, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.

The following tables present certain information about our interest rate swaption agreements as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	6,631	2,219	0.6	250,000	3.23%	8.7
>12 to ≤ 24 months	1,308	82	1.0	100,000	4.13%	7.0
> 24 months	2,735	1,366	2.6	100,000	3.21%	5.0
Total / weighted average	$10,674	$3,667	1.2	$450,000	3.43%	7.5

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

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

The table below presents our consolidated statements of operations during the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Agency securities	$27,894	$34,272
Non-agency securities	16,928	15,968
Other	84	56
Interest expense	(7,454)	(8,145)
Net interest income	37,452	42,151

Servicing:
Servicing income	11,804	9,564
Servicing expense	(16,070)	(14,222)
Net servicing loss	(4,266)	(4,658)

Other gains (losses):
Realized gain (loss) on agency securities, net	934	(13,133)
Realized gain on non-agency securities, net	3,246	1,409
Realized loss on periodic settlements of interest rate swaps, net	(4,311)	(4,947)
Realized gain (loss) on other derivatives and securities, net	17,242	(22,028)
Unrealized gain on agency securities, net	41,128	67,557
Unrealized gain (loss) on non-agency securities, net	(642)	7,830
Unrealized loss on other derivatives and securities, net	(49,742)	(19,094)
Unrealized loss on mortgage servicing rights	(3,194)	(100)
Total other gains (losses), net	4,661	17,494

Expenses:
Management fees	4,508	4,248
General and administrative expenses	1,949	1,830
Total expenses	6,457	6,078

Income before provision for income tax	31,390	48,909
Provision for income tax, net	327	149
Net income	31,063	48,760
Dividend on preferred stock	(1,117)	—
Net income available to common shareholders	$29,946	$48,760

Weighted average number of common shares outstanding — basic	51,165	51,272
Weighted average number of common shares outstanding — diluted	51,209	51,272

Net income per common share — basic	$0.59	$0.95
Net income per common share — diluted	$0.58	$0.95

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,510,733	2.47%	$27,894	$5,606,086	2.45%	$34,272
Non-agency securities	1,177,646	5.75%	16,928	920,213	6.94%	15,968
Total	$5,688,379	3.15%	$44,822	$6,526,299	3.08%	$50,240
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$(6,378)	$(6,778)	$400
Non-agency securities	960	2,484	(1,524)
Total	$(5,418)	$(4,294)	$(1,124)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(6.4) million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due mainly to reduced average balances resulting from lower average leverage, offset in part by higher average yields. Interest income on non-agency securities increased by $1.0 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 9% and 8% as of March 31, 2015 and December 31, 2014, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 7.7% and 5.7% for the three months ended March 31, 2015 and 2014, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(9.0) million and $(10.8) million for the three months ended March 31, 2015 and 2014, respectively. The change in our weighted average CPR estimates resulted in the recognition of "catch up" premium amortization expense of approximately $(0.1) million and $(1.4) million for the three months ended March 31, 2015 and 2014, respectively. The amortized cost basis of our agency RMBS portfolio was 104.9% and 104.4% of par value as of March 31, 2015 and December 31, 2014, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $191.0 million and $184.3 million as of March 31, 2015 and December 31, 2014, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $9.2 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average cost basis of the non-agency portfolio was 83.1% and 80.9% of par as of March 31, 2015 and December 31, 2014, respectively. The total net discount remaining was $255.5 million and $262.5 million, with $136.5 million and $135.9 million designated as credit reserves as of March 31, 2015 and December 31, 2014, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.5x and 4.6x our stockholders’ equity less investments in RCS as of March 31, 2015 and December 31, 2014, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement balances outstanding and average leverage ratios for the quarterly periods since March 31, 2014 (dollars in thousands):

	Repurchase Agreements (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities.

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

Adjusted leverage included in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2015, we had a net long TBA position with a notional value and underlying cost basis of $0.3 billion and $0.2 billion, respectively.

Interest Expense and Cost of Funds
Interest expense of $7.5 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively, was comprised of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $4.3 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$4,994,683	0.61%	$7,454	$5,762,349	0.57%	$8,145
Interest rate swaps	1,721,250	1.02%	4,311	2,065,000	0.97%	4,947
Total adjusted cost of funds		0.96%	$11,765		0.92%	$13,092
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements	$(691)	$(1,190)	$499
Interest rate swaps	(636)	(875)	239
Total adjusted cost of funds	$(1,327)	$(2,065)	$738
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The $(1.3) million decrease in our adjusted cost of funds for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was attributable to a combination of lower average repurchase agreement balances and swap notional amounts, partially offset by an increase in repurchase agreement and swap net pay rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Servicing fee income	$7,948	$5,823
Incentive, ancillary and other income	3,856	3,741
Servicing income	11,804	9,564

Employee compensation and benefit costs	7,397	8,777
Facility costs	2,828	2,933
Realization of cash flows from MSR	2,413	223
Other servicing costs	3,432	2,289
Servicing expense	16,070	14,222

Net servicing loss	$(4,266)	$(4,658)

As of March 31, 2015, RCS managed a servicing portfolio of approximately 65,000 loans, representing approximately $13 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three months ended March 31, 2015 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains and losses on agency RMBS during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Proceeds from agency RMBS sold	$430,587	$1,331,900
Increase (decrease) in receivable for agency RMBS sold	351,759	(608,646)
Less agency RMBS sold, at cost	(781,412)	(736,387)
Net realized gain (loss) on sale of agency RMBS	$934	$(13,133)

Gross realized gains on sale of agency RMBS	$3,599	$1,570
Gross realized losses on sale of agency RMBS	(2,665)	(14,703)
Net realized gain (loss) on sale of agency RMBS	$934	$(13,133)

The following table is a summary of our net realized gains on non-agency securities during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Proceeds from non-agency securities sold	$70,568	$44,663
Increase in receivable for non-agency RMBS sold	—	4,743
Less: non-agency securities sold, at cost	(67,322)	(47,997)
Net realized gain on sale of non-agency securities	$3,246	$1,409

Gross realized gain on sale of non-agency securities	$3,437	$1,409
Gross realized loss on sale of non-agency securities	(191)	—
Net realized gain on sale of non-agency securities	$3,246	$1,409

Unrealized net gains of $41.1 million and $67.6 million on agency RMBS for the three months ended March 31, 2015 and 2014, respectively, and unrealized net losses of $(0.6) million and gains of $7.8 million on non-agency securities for the three months ended March 31, 2015 and 2014, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized loss on other derivatives and securities, net, during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Realized loss on periodic settlements of interest rate swaps, net	$(4,311)	$(4,947)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(7,825)	$68
Interest rate swaptions	(520)	(14,668)
TBA securities	16,436	(8,829)
U.S. Treasury securities	15,901	1,047
U.S. Treasury futures	(2,215)	(774)
U.S. Treasury securities sold short	(5,181)	(1,547)
REIT equity investments	—	2,675
Interest only swaps	646	—
Total realized gain (loss) on other derivatives and securities, net	$17,242	$(22,028)
Unrealized loss on other derivatives and securities:
Interest rate swaps	$(43,106)	$(28,164)
Interest rate swaptions	(1,277)	(6,483)
TBA securities	(7,183)	(829)
Mortgage options	353	—
U.S. Treasury securities	2,655	10,958
U.S. Treasury futures	(1,933)	(2,238)
U.S. Treasury securities sold short	321	3,820
REIT equity investments	—	3,842
Interest only swaps	428	—
Total unrealized loss on other derivatives and securities, net	$(49,742)	$(19,094)

Realized and unrealized net losses on interest rate swaps and swaptions of $(50.9) million and $(1.8) million, respectively, during the three months ended March 31, 2015 were due mainly to the decrease in longer-term swap interest rates during the first quarter of 2015. Realized and unrealized net gains on TBA securities of $9.3 million during the three months ended March 31, 2015 were due mainly to the increase in 30-year and 15-year fixed rate agency pricing during the first quarter of 2015. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.5 million and $4.2 million during the three months ended March 31, 2015 and 2014, respectively. The period-over-period increase was primarily a function of the deployment of net proceeds from our Series A Preferred Stock offering and net realized gains on RMBS sales and derivatives.
General and administrative expenses were $1.9 million and $1.8 million during the three months ended March 31, 2015 and 2014, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% and 2.4% for the three months ended March 31, 2015 and 2014, respectively.

Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $26.4 million and $31.1 million (or $0.52 and $0.61 per common share) for the three months ended March 31, 2015 and 2014, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2015	2014
Net income	$31,063	$48,760
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(41,128)	(67,557)
Non-agency securities	642	(7,830)
Derivatives, MSR and other securities	52,936	19,194
Premium amortization, net	(1,601)	(1,722)
Capital losses (gains) in excess of capital gains (losses) (1)	(25,897)	19,502
Realized gains (losses), net (1)	6,872	15,912
Other	4,594	4,807
Total book to tax difference	(3,582)	(17,694)
Estimated taxable income	27,481	31,066
Dividend on preferred stock	(1,117)	—
Estimated taxable income available to common shareholders	26,364	$31,066

Weighted average number of common shares outstanding — basic	51,165	51,272
Weighted average number of common shares outstanding — diluted	51,209	51,272

Estimated taxable income per common share	$0.52	$0.61
Estimated cumulative undistributed REIT taxable income per common share	$0.14	$0.73

Beginning cumulative non-deductible capital losses	$144,897	$195,068
Current period net capital loss (gain)	(25,897)	19,502
Ending cumulative non-deductible capital losses	$119,000	$214,570
Ending cumulative non-deductible capital losses per common share	$2.33	$4.20
——————

(1)
Our estimated taxable income for the three months ended March 31, 2015 and 2014 excludes $0.51 per common share and $(0.38) per common share, respectively, of estimated net capital gains (losses) which are not included in our ordinary taxable income, as well as $1.06 per common share and $0.03 per common share, respectively, of gains (losses) on terminated or expired swaptions and swaps, which for income tax purposes are deferred and amortized into future ordinary taxable income over the remaining terms of the underlying swaps.

The decrease in our estimated taxable income per common share is primarily a combined function of utilization of capital loss carryforwards, hedging loss deferral and lower net spread income.

The following table summarizes dividends declared on our Series A Preferred Stock and common stock for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Series A Preferred Stock	$0.5078125	$—
Common stock	$0.50	$0.65

The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

As of March 31, 2015, we had an estimated $7.1 million (or $0.14 per common share) of undistributed taxable income, net of the common stock dividend payable as of March 31, 2015 of $25.6 million. We have distributed all of our remaining 2014 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2015. We recorded estimated excise tax of $0.1 million for the three months ended March 31, 2014.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of March 31, 2015, RCS had Federal net operating loss ("NOL") carryforwards of approximately $60.4 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of March 31, 2015 were approximately $34.5 million, with respect to which RCS has provided a full valuation allowance.

We recorded $0.4 million of income tax related to income from American Capital Mortgage Investment TRS, LLC, a taxable subsidiary, for the three months ended March 31, 2015.

Key Statistics
The table below presents key statistics for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Ending agency securities, at fair value	$4,176,349	$4,953,038
Ending agency securities, at cost	$4,125,811	$5,063,993
Ending agency securities, at par	$3,934,818	$4,849,295
Average agency securities, at cost	$4,510,733	$5,606,086
Average agency securities, at par	$4,301,833	$5,368,817

Ending non-agency securities, at fair value	$1,315,152	$1,036,180
Ending non-agency securities, at cost	$1,258,083	$944,264
Ending non-agency securities, at par	$1,513,538	$1,522,954
Average non-agency securities, at cost	$1,177,646	$920,213
Average non-agency securities, at par	$1,435,214	$1,510,092

Net TBA portfolio - as of period end, at fair value	$248,285	$693,605
Net TBA portfolio - as of period end, at cost	$243,836	$693,414
Average net TBA portfolio, at cost	$(163,124)	$(310,905)

Average total assets, at fair value	$7,115,312	$7,812,035
Average agency and non-agency repurchase agreements	$4,994,683	$5,762,349
Average stockholders' equity	$1,184,951	$1,120,233

	For the Three Months Ended March 31,
	2015	2014
Average coupon	3.10%	2.93%
Average asset yield	3.15%	3.08%
Average cost of funds (1)	0.96%	0.92%
Average net interest rate spread	2.19%	2.16%
Average net interest rate spread, including estimated dollar roll income (2)	2.25%	2.19%
Average coupon as of period end	3.11%	2.93%
Average asset yield as of period end	3.26%	3.20%
Average cost of funds as of period end	1.02%	0.97%
Average net interest rate spread as of period end	2.24%	2.23%
Average actual CPR for agency securities held during the period	7.7%	5.7%
Average projected life CPR for agency securities as of period end	8.9%	8.2%

Leverage - average during the period (3)	4.6x	5.6x
Leverage - average during the period, including net TBA position	4.5x	5.3x
Leverage - as of period end (4)	4.3x	5.1x
Leverage - as of period end, including net TBA position	4.5x	5.8x

Expenses % of average total assets - annualized	0.4%	0.3%
Expenses % of average stockholders' equity - annualized	2.2%	2.4%
Net book value per common share as of period end	$22.00	$21.78
Dividends declared per common share	$0.50	$0.65
Economic return on common equity - annualized	11.0%	17.9%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

(2)
Estimated dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on other derivatives and securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency repurchase agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency repurchase agreements and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Agency RMBS	$27,894	$34,272
Non-agency securities and other	17,012	16,024
Interest expense	(7,454)	(8,145)
Net interest income	37,452	42,151
Dividend income from investments in REIT equity securities (1)	—	1,108
Realized loss on periodic settlements of interest rate swaps, net	(4,311)	(4,947)
Adjusted net interest income	33,141	38,312
Management fees and general and administrative expenses	(6,457)	(6,078)
Net spread income	26,684	32,234
Dollar roll income	(521)	(1,824)
Net spread and dollar roll income	26,163	30,410
Dividend on preferred stock	(1,117)	—
Net spread and dollar roll income available to common shareholders	$25,046	$30,410

Weighted average number of common shares outstanding — basic	51,165	51,272
Weighted average number of common shares outstanding — diluted	51,209	51,272

Net spread and dollar roll income per common share- basic and diluted	$0.49	$0.59
Net spread and dollar roll income, excluding "catch up" amortization per common share- basic and diluted	$0.49	$0.62
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income per common share decreased $0.10 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to a reduction in leverage, including our net TBA position.

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

Common Stock Repurchase Program

Our Board of Directors adopted a program that authorizes repurchases of our common stock through December 31, 2015, up to a specified amount. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any shares of our common stock during the three months ended March 31, 2015. As of March 31, 2015, we had an additional $134.9 million authorized for repurchases of our common stock through December 31, 2015.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.3x and 4.4x the amount of our stockholders’ equity less our investments in RCS as of March 31, 2015 and December 31, 2014, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of March 31, 2015, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 21% of our equity at risk as of March 31, 2015.
As of March 31, 2015, borrowings of $4.2 billion and $791.5 million, with weighted average remaining days to maturity of 213 days and 19 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2015. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2015.

	March 31, 2015
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	73%
Asia	5	15%
Europe	9	12%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2015, haircuts on our pledged collateral remained stable and as of March 31, 2015, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of March 31, 2015, we had met all margin requirements and had unrestricted cash and cash equivalents of $184.3 million and unpledged securities of approximately $377.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2015.
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
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2015 and the related activity for the year ended December 31, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both March 31, 2015 and December 31, 2014.

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

Federal Home Loan Bank Membership
In April 2015, our wholly-owned captive insurance subsidiary, Woodmont Insurance Co., LLC ("MTGE Captive"), was approved as a member of the Federal Home Loan Bank ("FHLB") of Des Moines. The 12 regional FHLBs provide a variety of products and services to their members, including long-term and short-term secured loans, called "advances." FHLB members may use a variety of real estate related assets, including agency MBS, as collateral for such advances. Membership in the FHLB obligates MTGE Captive to purchase membership stock and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB.
FHLB advances collateralized by agency MBS typically require higher effective "haircuts" than those required under our current repurchase agreements as a result of the slightly higher haircuts implemented by the FHLB coupled with the requirement to acquire activity-based stock in the FHLB concurrent with such borrowings. Consequently, we do not currently anticipate FHLB advances to serve as a primary source of funding for our agency portfolio. In addition, the FHLBs determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts during the term of secured borrowings.
In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include MTGE Captive. If MTGE Captive's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that MTGE Captive purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, MTGE Captive could be required to immediately unwind any outstanding debt advances from the FHLB. It is unclear at this point whether the Proposed Rule will be enacted in its current form. The ultimate content of any rule enacted by FHFA with respect to captive insurance company membership in FHLBs, FHLB advance requirements or standards, or similar matters could have a material impact on MTGE Captive’s ability to procure funding through the FHLB, which could cause us to experience losses and may have a material adverse effect on our business to the extent of our reliance on FHLB advances.
TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2015, our total "at risk" leverage, net of unsettled securities, was 4.5x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long

TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of March 31, 2015, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $0.2 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2015, approximately 87% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
March 31, 2015
+100 basis points	(8.6)%	(1.3)%	(6.5)%
+50 basis points	(3.8)%	(0.5)%	(2.6)%
-50 basis points	1.0%	0.1%	0.5%
-100 basis points	(3.4)%	(0.5)%	(2.4)%
December 31, 2014
+100 basis points	(6.1)%	(1.3)%	(6.9)%
+50 basis points	(3.1)%	(0.6)%	(3.0)%
-50 basis points	2.2%	0.2%	1.0%
-100 basis points	(0.5)%	(0.4)%	(2.0)%
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 4.8 years and 5.0 years based on interest rates and RMBS prices as of March 31, 2015 and December 31, 2014, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2015
-25 basis points	1.0%	5.2%
-10 basis points	0.4%	2.1%
+10 basis points	(0.4)%	(2.1)%
+25 basis points	(1.0)%	(5.2)%
December 31, 2014
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of March 31, 2015, we had unrestricted cash and cash equivalents of $184.3 million and unpledged securities of approximately $377.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Extension Risk
The projected weighted-average life and estimated duration (or interest rate sensitivity) of our investments is based on our Manager’s assumptions regarding the rates at which borrowers will prepay or default on the underlying mortgage loans. In general, we use interest rate swaps to help manage our funding cost on our investments in the event that interest rates rise. These swaps allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation, nor to our knowledge, is any material litigation threatened against us or any consolidated subsidiary.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 7, 2015