Form 10-Q
period 2015-06-30
American Capital Mortgage Investment Corp.
filed 2015-08-06
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2015 was 51,192,146.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,493,497 and $4,235,235, respectively)	$3,580,696	$4,384,139
Non-agency securities, at fair value (including pledged securities of $1,328,943 and $940,981, respectively)	1,503,644	1,168,834
U.S. Treasury securities, at fair value (including pledged securities of $269,121 and $707,284, respectively)	279,120	758,629
Cash and cash equivalents	176,132	203,431
Restricted cash and cash equivalents	70,568	82,144
Interest receivable	12,740	15,249
Derivative assets, at fair value	13,530	28,574
Receivable for securities sold	233,463	26,747
Receivable under reverse repurchase agreements	204,355	214,399
Mortgage servicing rights, at fair value	91,699	93,640
Other assets	54,955	55,466
Total assets	$6,220,902	$7,031,252
Liabilities:
Repurchase agreements	$4,740,499	$5,423,630
Federal Home Loan Bank advances	197,202	—
Payable for agency and non-agency securities purchased	10,004	49,755
Derivative liabilities, at fair value	70,128	75,981
Dividend payable	26,713	34,374
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	24,542	230,136
Accounts payable and other accrued liabilities	37,382	41,407
Total liabilities	5,106,470	5,855,283
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 (aggregate liquidation preference of $55,000) and 2,200 shares issued and outstanding, respectively	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 51,192 and 51,165 shares issued and outstanding, respectively	512	512
Additional paid-in capital	1,199,329	1,198,560
Retained deficit	(138,448)	(76,142)
Total stockholders’ equity	1,114,432	1,175,969
Total liabilities and stockholders’ equity	$6,220,902	$7,031,252
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Agency securities	$27,573	$31,459	$55,467	$65,731
Non-agency securities	17,726	15,502	34,654	31,470
Other	46	77	130	133
Interest expense	(7,561)	(7,256)	(15,015)	(15,401)
Net interest income	37,784	39,782	75,236	81,933

Servicing:
Servicing income	11,388	11,389	23,192	20,953
Servicing expense	(15,499)	(14,426)	(31,569)	(28,648)
Net servicing loss	(4,111)	(3,037)	(8,377)	(7,695)

Other gains (losses):
Realized gain (loss) on agency securities, net	(6,661)	4,052	(5,727)	(9,081)
Realized gain on non-agency securities, net	3,151	12,983	6,397	14,392
Realized loss on periodic settlements of interest rate swaps, net	(4,433)	(5,227)	(8,744)	(10,174)
Realized gain (loss) on other derivatives and securities, net	(32,541)	11,560	(15,299)	(10,468)
Unrealized gain (loss) on agency securities, net	(60,834)	78,336	(19,706)	145,893
Unrealized gain (loss) on non-agency securities, net	(13,287)	2,018	(13,929)	9,848
Unrealized gain (loss) on other derivatives and securities, net	42,008	(49,211)	(7,734)	(68,305)
Unrealized gain (loss) loss on mortgage servicing rights	4,863	(529)	1,669	(629)
Total other gains (losses), net	(67,734)	53,982	(63,073)	71,476

Expenses:
Management fees	4,425	4,377	8,933	8,625
General and administrative expenses	2,129	1,846	4,078	3,676
Total expenses	6,554	6,223	13,011	12,301

Income (loss) before provision for income tax	(40,615)	84,504	(9,225)	133,413
Provision for (benefit) from excise and income tax, net	(658)	207	(331)	356
Net income (loss)	(39,957)	84,297	(8,894)	133,057
Dividend on preferred stock	(1,117)	(484)	(2,234)	(484)
Net income (loss) available to common shareholders	$(41,074)	$83,813	$(11,128)	$132,573

Net income (loss) per common share — basic and diluted	$(0.80)	$1.64	$(0.22)	$2.59

Weighted average number of common shares outstanding — basic	51,179	51,142	51,172	51,207
Weighted average number of common shares outstanding — diluted	51,190	51,142	51,183	51,207

Dividend declared per common share	$0.50	$0.65	$1.00	$1.30
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	133,057	133,057
Issuance of preferred stock	2,200	53,018	—	—	—	—	53,018
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	71	—	71
Preferred dividends declared	—	—	—	—	—	(484)	(484)
Common dividends declared	—	—	—	—		(66,484)	(66,484)
Balance, June 30, 2014	2,200	$53,018	51,142	$511	$1,197,692	$(33,531)	$1,217,690

Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$1,175,969
Net loss	—	—	—	—	—	(8,894)	(8,894)
Stock-based compensation	—	—	27	—	769	—	769
Preferred dividends declared	—	—	—	—	—	(2,234)	(2,234)
Common dividends declared	—	—	—	—	—	(51,178)	(51,178)
Balance, June 30, 2015	2,200	$53,039	51,192	$512	$1,199,329	$(138,448)	$1,114,432
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,894)	$133,057
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	14,567	18,664
Accretion of net discount on non-agency securities	(17,688)	(20,278)
Realization of cash flows from MSR	5,233	1,102
Unrealized loss (gain) on securities, MSR and derivatives, net	39,700	(86,807)
Realized loss on agency securities, net	5,727	9,081
Realized gain on non-agency securities, net	(6,397)	(14,392)
Realized loss on other derivatives and securities, net	24,043	22,481
Stock-based compensation	769	71
Decrease in interest receivable	2,509	6,508
Decrease in other assets	8,409	2,723
Increase (decrease) in operating accounts payable and other accrued liabilities	(566)	8,637
Net cash flows from operating activities	67,412	80,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(1,004,555)	(133,739)
Purchases of non-agency securities	(653,987)	(340,376)
Purchases of MSR, net of purchase price adjustments	(3,564)	(92,844)
Proceeds from sale of agency securities	1,235,875	1,667,076
Proceeds from sale of non-agency securities	218,978	295,211
Principal collections on agency securities	273,426	280,752
Principal collections on non-agency securities	110,355	49,760
Net payments on reverse repurchase agreements	10,044	(556,628)
Purchases of U.S. Treasury securities	(3,103,588)	(1,089,263)
Proceeds from sale of U.S. Treasury securities	3,389,100	2,064,270
Proceeds from terminations of interest rate swaptions	—	17,391
Payment of premiums for interest rate swaptions	—	(535)
Decrease (increase) in restricted cash	11,576	(71,152)
Other investing cash flows, net	(23,470)	(326)
Net cash flows from investing activities	460,190	2,089,597
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(61,073)	(66,623)
Proceeds from preferred stock offerings, net of offering costs	—	53,018
Net payments for repurchase of common shares	—	(4,208)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	27,583,194	17,878,744
Repayments on repurchase agreements	(28,077,022)	(20,037,758)
Net cash used in financing activities	(554,901)	(2,176,827)
Net decrease in cash and cash equivalents	(27,299)	(6,383)
Cash and cash equivalents at beginning of the period	203,431	206,398
Cash and cash equivalents at end of period	$176,132	$200,015
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

Mortgage Servicing Rights, at Fair Value

Our MSR represent the right to service mortgage loans for a servicing fee. MSR are reported at fair value on our consolidated balance sheets, with changes in fair value related to changes in valuation inputs and assumptions reported as unrealized gain (loss) on MSR on the consolidated statements of operations. Servicing fees, incentive fees and ancillary income are reported within servicing income on the consolidated statements of operations. The related servicing expenses and realization of cash flows related to underlying loan repayments, net of recoveries of contractual prepayment protection, are recorded in servicing expenses on the consolidated statements of operations. See Note 10 - Mortgage Servicing Rights for further discussion on MSR.

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

Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement and other financing facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 15 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter ("OTC") market and may be centrally cleared through a registered commodities exchange ("centrally cleared swaps").

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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,663,954	$759,404	$3,423,358
Unamortized premium	128,485	39,150	167,635
Amortized cost	2,792,439	798,554	3,590,993
Gross unrealized gains	16,960	5,432	22,392
Gross unrealized losses	(23,582)	(9,107)	(32,689)
Agency RMBS, at fair value	$2,785,817	$794,879	$3,580,696

Weighted average coupon as of June 30, 2015	3.44%	3.53%	3.46%
Weighted average yield as of June 30, 2015	2.61%	2.68%	2.63%
Weighted average yield for the three months ended June 30, 2015	2.70%	2.84%	2.73%
Weighted average yield for the six months ended June 30, 2015	2.58%	2.68%	2.60%

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,479,997	$18,853	$(32,689)	$3,466,161
Adjustable rate	110,996	3,539	—	114,535
Total	$3,590,993	$22,392	$(32,689)	$3,580,696

	December 31, 2014
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,333,348	$857,059	$4,190,407
Unamortized premium	141,252	43,070	184,322
Amortized cost	3,474,600	900,129	4,374,729
Gross unrealized gains	26,102	7,550	33,652
Gross unrealized losses	(18,575)	(5,667)	(24,242)
Agency RMBS, at fair value	$3,482,127	$902,012	$4,384,139

Weighted average coupon as of December 31, 2014	3.37%	3.50%	3.39%
Weighted average yield as of December 31, 2014	2.54%	2.65%	2.56%
Weighted average yield for the year ended December 31, 2014	2.48%	2.58%	2.50%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,252,616	$30,059	$(24,242)	$4,258,433
Adjustable rate	122,113	3,593	—	125,706
Total	$4,374,729	$33,652	$(24,242)	$4,384,139

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of June 30, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in thousands):

	June 30, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Greater than three years and less than or equal to five years	$1,206,839	$1,197,616	2.24%	3.14%	$1,528,121	$1,520,350	2.13%	3.05%
Greater than five years and less than or equal to 10 years	2,346,965	2,366,476	2.82%	3.63%	2,827,653	2,826,297	2.79%	3.58%
Greater than 10 years	26,892	26,901	3.12%	3.52%	28,365	28,082	3.12%	3.52%
Total	$3,580,696	$3,590,993	2.63%	3.46%	$4,384,139	$4,374,729	2.56%	3.39%
As of June 30, 2015 and December 31, 2014, none of our agency RMBS had an estimated weighted average life of less than 3.4 years and 3.2 years, respectively. As of June 30, 2015 and December 31, 2014, the estimated weighted average life of our agency security portfolio was 6.9 years and 6.8 years, respectively, which incorporates anticipated future prepayment assumptions. As of both June 30, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8%. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from agency RMBS sold	$805,288	$335,176	$1,235,875	$1,667,076
Increase (decrease) in receivable for agency RMBS sold	(142,817)	116,535	208,942	(492,111)
Less agency RMBS sold, at cost	(669,132)	(447,659)	(1,450,544)	(1,184,046)
Net realized gain (loss) on sale of agency RMBS	$(6,661)	$4,052	$(5,727)	$(9,081)

Gross realized gains on sale of agency RMBS	$365	$6,260	$3,964	$7,830
Gross realized losses on sale of agency RMBS	(7,026)	(2,208)	(9,691)	(16,911)
Net realized gain (loss) on sale of agency RMBS	$(6,661)	$4,052	$(5,727)	$(9,081)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements and derivative agreements by type as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
Agency RMBS Pledged (1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,713,837	$774,962	$3,488,799
Accrued interest on pledged agency RMBS	7,465	2,175	9,640
Under Derivative Agreements
Fair value	4,360	338	4,698
Accrued interest on pledged agency RMBS	13	1	14
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,725,675	$777,476	$3,503,151
————————

(1)	Agency RMBS pledged do not include pledged amounts of $199.6 million under repurchase agreements related to agency RMBS sold but not yet settled as of June 30, 2015.

	December 31, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,395,257	$838,627	$4,233,884
Accrued interest on pledged agency RMBS	9,089	2,335	11,424
Under Derivative Agreements
Fair value	677	674	1,351
Accrued interest on pledged agency RMBS	2	2	4
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,405,025	$841,638	$4,246,663

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,672,747	$1,675,076	$4,576	$1,711,727	$1,707,149	$4,718
31 - 59 days	686,461	689,936	1,942	507,160	503,833	1,310
60 - 90 days	425,650	426,561	1,142	525,089	524,291	1,352
Greater than 90 days	703,941	707,871	1,980	1,489,908	1,489,667	4,044
Total	$3,488,799	$3,499,444	$9,640	$4,233,884	$4,224,940	$11,424

As of June 30, 2015 and December 31, 2014, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$451,352	$8,222	$(1,785)	$444,915	$(25,132)	$470,047	3.41%	4.53%
CRT	197,551	634	(6,294)	203,211	4,518	198,693	4.11%	5.73%
Alt-A	462,229	37,500	(5,096)	429,825	(162,265)	592,090	1.64%	6.98%
Option-ARM	167,089	9,259	(4,179)	162,009	(38,571)	200,580	0.45%	5.83%
Subprime	225,423	5,586	(65)	219,902	(22,534)	242,436	3.12%	4.36%
Total	$1,503,644	$61,201	$(17,419)	$1,459,862	$(243,984)	$1,703,846	2.49%	5.54%
————————

(1)	Coupon rates are floating, except for $234.6 million, $28.0 million and $186.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of June 30, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$384,531	$372,890	5.19%	2.88%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	714,384	686,175	5.51%	2.08%	486,869	446,967	6.68%	1.29%
> 7 years	404,729	400,797	5.91%	2.87%	245,580	241,756	5.89%	2.43%
Total	$1,503,644	$1,459,862	5.54%	2.49%	$1,168,834	$1,111,123	5.92%	2.06%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $219.1 million as of June 30, 2015 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there may still be material credit risk embedded in these vintages. As of June 30, 2015, Prime securities also include $232.3 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards between 2012 and 2015. As of June 30, 2015, $234.7 million of our Prime securities pay fixed coupon interest rates ranging from 3.5% to 6.5% and have underlying collateral with weighted average coupons ranging from 3.8% to 5.8%. As of June 30, 2015, $216.7 million of our Prime securities pay floating rate coupons ranging from 0.8% to 5.3%, and have underlying collateral with weighted average coupons ranging from 2.4% to 5.5%.

Our CRT securities are issued by Fannie Mae and Freddie Mac and reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac, subject to their underwriting standards. As of June 30, 2015, our CRT securities have floating rate coupons ranging from 2.8% to 5.1%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2014.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of June 30, 2015, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of June 30, 2015, our Option-ARM securities have coupons ranging from 0.3% to 1.0% and have underlying collateral with weighted average coupons between 2.7% and 4.0%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2014 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of June 30, 2015, our Subprime securities issued prior to 2014 have a fair value of $90.6 million with fixed and floating rate coupons ranging from 0.2% to 5.3% and have underlying collateral with weighted-average coupons ranging from 4.5% to 5.9%. Additionally, we have classified certain non-performing loans that were securitized in 2014 and 2015 as Subprime securities. These securitizations are backed by loans originated during or before 2014 and, as of June 30, 2015, have a fair value of $134.8 million. As of June 30, 2015, our Subprime securities issued in 2014 and 2015 have fixed rate coupons ranging from 3.2% to 4.3% and have underlying collateral with weighted-average coupons ranging from 4.9% to 7.6%.

More than 84% of our non-agency securities are rated below investment grade or have not been rated by credit agencies as of June 30, 2015.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from non-agency securities sold	$148,410	$250,548	$218,978	$295,211
Increase in receivable for non-agency RMBS sold	—	(4,743)	—	—
Less: non-agency securities sold, at cost	(145,259)	(232,822)	(212,581)	(280,819)
Net realized gain on sale of non-agency securities	$3,151	$12,983	$6,397	$14,392

Gross realized gain on sale of non-agency securities	$3,456	$16,886	$6,893	$18,295
Gross realized loss on sale of non-agency securities	(305)	(3,903)	(496)	(3,903)
Net realized gain on sale of non-agency securities	$3,151	$12,983	$6,397	$14,392

Pledged Assets
Non-agency securities with a fair value of $1.3 billion and $0.9 billion were pledged as collateral under repurchase agreements and other financing arrangements as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, none of our repurchase agreements or other financing arrangements backed by non-agency securities were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements and other financing arrangements by remaining maturity as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,170,435	$1,139,599	$1,910	$791,654	$770,604	$1,151
31 - 59 days	80,331	73,191	55	106,097	98,690	77
60 - 90 days	78,177	74,903	59	43,230	39,280	40
Total	$1,328,943	$1,287,693	$2,024	$940,981	$908,574	$1,268

Note 6. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2015 and December 31, 2014, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

As of June 30, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$3,486,173	0.44%	214	$4,002,291	0.42%	245
Non-agency securities	849,376	1.67%	21	715,704	1.67%	20
U.S. Treasury securities	404,950	(0.04)%	2	705,635	(0.13)%	7
Total repurchase agreements	$4,740,499	0.62%	162	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $191.3 million of repurchase agreements related to agency RMBS sold but not yet settled as of June 30, 2015.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,366,349	0.78%	14	$2,245,188	0.71%	13
> 1 to ≤ 2 months	748,657	0.50%	49	568,014	0.55%	45
> 2 to ≤ 3 months	488,282	0.58%	77	540,201	0.48%	74
> 3 to ≤ 6 months	220,986	0.53%	145	508,216	0.43%	142
> 6 to ≤ 9 months	—	—%	0	123,947	0.51%	246
> 9 to ≤ 12 months	—	—%	0	217,429	0.51%	327
> 12 months	511,275	0.67%	1222	515,000	0.63%	1405
Total	4,335,549	0.68%	177	4,717,995	0.61%	210

U.S. Treasury repurchase agreements
Short-term	404,950	(0.04)%	2	705,635	(0.13)%	7
Total repurchase agreements	$4,740,499	0.62%	162	$5,423,630	0.51%	190
We had repurchase agreements with 32 and 31 financial institutions as of June 30, 2015 and December 31, 2014, respectively. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 22% of our equity at risk as of June 30, 2015.

We had agency RMBS with fair values of $3.5 billion and $4.2 billion as of June 30, 2015 and December 31, 2014, respectively, and non-agency securities with fair values of $1.1 billion and $0.9 billion pledged as collateral against repurchase agreements as of June 30, 2015 and December 31, 2014, respectively.

Federal Home Loan Bank Advances

In April 2015, the Company’s wholly owned subsidiary, Woodmont Insurance Co., LLC, was accepted for membership in the Federal Home Loan Bank ("FHLB") of Des Moines. As a member of the FHLB, Woodmont Insurance Co., LLC has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2015, Woodmont Insurance Co., LLC had $197.2 million in outstanding secured advances, with a weighted average borrowing rate of 0.25%, a weighted average term to maturity of 23 days, and $218.6 million in non-agency securities pledged as collateral.

The ability to borrow from the FHLB is subject to the Company pledging sufficient eligible collateral to secure advances and maintaining compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional one to four family residential mortgage loans, commercial real estate loans, agency RMBS and non-agency RMBS with credit ratings of A and above.

Note 7. Derivatives and Other Securities
In connection with our risk management strategy, we hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and credit risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in book value. We do not use derivative or other hedging instruments for speculative purposes. Derivatives have not been designated as hedging instruments. We do not offset our derivatives and related cash collateral with the same counterparties under any master netting arrangements. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Interest rate swaps	$4,806	$9,414
Interest rate swaptions	4,610	5,464
TBA securities	2,519	13,495
Interest only swaps	—	201
U.S. Treasury futures	680	—
Mortgage options	915	—
Derivative assets, at fair value	$13,530	$28,574

Interest rate swaps	$59,941	$73,052
TBA securities	6,930	1,863
Credit default swaps	3,159	—
Interest only swaps	98	—
U.S. Treasury futures	—	1,066
Derivative liabilities, at fair value	$70,128	$75,981

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(4,433)	$(21,749)	$50,282	$(5,227)	$—	$(50,038)
Interest rate swaptions	—	—	943	—	(2,164)	(1,885)
TBA securities	—	(2,936)	(9,290)	—	14,821	12,747
U.S. Treasuries	—	(6,807)	(3,393)	—	1,711	1,480
U.S. Treasury futures	—	(563)	3,679	—	(3,203)	(523)
Short sales of U.S. Treasuries	—	97	613	—	(4,417)	(8,887)
REIT equity investments	—	—	—	—	4,812	(1,965)
Mortgage options	—	22	(353)	—	—	(140)
Interest only swap	—	(930)	(739)	—	—	—
Credit default swap	—	325	(74)	—	—	—
Credit default option	—	—	340	—	—	—
Total	$(4,433)	$(32,541)	$42,008	$(5,227)	$11,560	$(49,211)

	For the Six Months Ended June 30,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(8,744)	$(29,574)	$7,176	$(10,174)	$68	$(78,202)
Interest rate swaptions	—	(520)	(334)	—	(16,832)	(8,368)
TBA securities	—	13,500	(16,473)	—	5,992	11,918
U.S. Treasuries	—	9,094	(738)	—	2,758	12,438
U.S. Treasury futures	—	(2,778)	1,746	—	(3,977)	(2,761)
Short sales of U.S. Treasuries	—	(5,084)	934	—	(5,964)	(5,067)
REIT equity investments	—	—	—	—	7,487	1,877
Mortgage options	—	22	—	—	—	(140)
Interest only swap	—	(284)	(311)	—	—	—
Credit default swap	—	325	(74)	—	—	—
Credit default option	—	—	340	—	—	—
Total	$(8,744)	$(15,299)	$(7,734)	$(10,174)	$(10,468)	$(68,305)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the six months ended June 30, 2015 and 2014 (in thousands):

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2015 Notional Amount
Interest rate swaps	$4,015,000	—	(1,225,000)	$2,790,000
Interest rate swaptions	$550,000	—	(100,000)	$450,000
TBA securities	$296,172	19,145,070	(19,498,669)	$(57,427)
U.S. Treasuries	$756,500	2,430,250	(2,906,750)	$280,000
U.S. Treasury futures	$(150,000)	300,000	(300,000)	$(150,000)
Short sales of U.S. Treasuries	$(228,500)	679,500	(476,000)	$(25,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(4,975)	$43,764
Credit default swaps	—	50,000	(500)	$49,500
Credit default options	$—	50,000	(500)	$49,500

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2014 Notional Amount
Interest rate swaps	$3,240,000	875,000	(50,000)	$4,065,000
Interest rate swaptions	$2,100,000	75,000	(1,775,000)	$400,000
TBA securities	$(773,816)	9,667,634	(7,769,168)	$1,124,650
U.S. Treasuries	$656,000	280,570	(786,570)	$150,000
U.S. Treasury futures	$(150,000)	300,000	(300,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	813,000	(1,360,000)	$(570,000)
Mortgage options	$—	—	(100,000)	$(100,000)
Interest Rate Swap Agreements
As of June 30, 2015 and December 31, 2014, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of June 30, 2015 and December 31, 2014, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		June 30, 2015		December 31, 2014
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$525,000	$4,806	$925,000	$9,414
Interest rate swap liabilities	Derivative liabilities, at fair value	2,265,000	(59,941)	3,090,000	(73,052)
		$2,790,000	$(55,135)	$4,015,000	$(63,638)

June 30, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(2,669)	1.01%	0.28%	1.5
> 3 to ≤ 5 years	750,000	(8,785)	1.78%	0.28%	3.8
> 5 to ≤ 7 years	875,000	(30,000)	2.94%	0.28%	6.0
> 7 years	300,000	(13,681)	2.93%	0.27%	8.2
Total	$2,790,000	$(55,135)	2.03%	0.28%	4.3

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 0.8 years from June 30, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.30% and 1.24% as of June 30, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
As of June 30, 2015, interest rate swaps with a notional amount of $1.4 billion and liability fair value of $(54.3) million were centrally cleared on a registered exchange.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,765	$2,048	0.2	$100,000	3.34%	6.8
> 3 to ≤ 12 months	3,174	862	0.6	250,000	3.55%	8.8
> 24 months	2,735	1,700	2.4	100,000	3.21%	5.0
Total / weighted average	$10,674	$4,610	0.9	$450,000	3.43%	7.5

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5
TBA Securities
As of June 30, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	June 30, 2015		December 31, 2014
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$171,720	$151	$829,030	$8,226
Sale of TBA securities	(561,012)	2,368	(74,758)	5,269
Total TBA assets	(389,292)	2,519	754,272	13,495

TBA liabilities
Purchase of TBA securities	474,700	(5,675)	199,000	(595)
Sale of TBA securities	(142,835)	(1,255)	(657,100)	(1,268)
Total TBA liabilities	331,865	(6,930)	(458,100)	(1,863)
Total net TBA	$(57,427)	$(4,411)	$296,172	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $279.1 million and $758.6 million and a face amount of $280.0 million and $756.5 million as of June 30, 2015 and December 31, 2014, respectively, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had short positions in U.S. Treasury futures with a notional amount of $(150.0) million as of both June 30, 2015 and December 31, 2014. These short U.S. Treasury futures had fair values of $0.7 million and $(1.1) million as of June 30, 2015 and December 31, 2014, respectively, and are presented in derivative assets (liabilities), at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of June 30, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of June 30, 2015.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
June 30, 2015
Interest rate swaps and swaptions (2)(3)	$9,416	$—	$9,416	$(2,687)	$(1,351)	$5,378
Receivable under reverse repurchase agreements	204,355	—	204,355	(204,355)	—	—
Total	$213,771	$—	$213,771	$(207,042)	$(1,351)	$5,378

December 31, 2014
Interest rate swaps and swaptions (2)	$14,878	$—	$14,878	$(5,192)	$(3,059)	$6,627
Receivable under reverse repurchase agreements	214,399	—	214,399	(214,399)	—	—
Total	$229,277	$—	$229,277	$(219,591)	$(3,059)	$6,627

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
June 30, 2015
Interest rate swaps (2)	$59,941	$—	$59,941	$(2,687)	$(57,254)	$—
Repurchase agreements	4,740,499	—	4,740,499	(204,355)	(4,536,144)	—
FHLB advances	197,202	—	197,202	—	(197,202)	—
Total	$4,997,642	$—	$4,997,642	$(207,042)	$(4,790,600)	$—

December 31, 2014
Interest rate swaps (2)	$73,052	$—	$73,052	$(5,192)	$(67,860)	$—
Repurchase agreements	5,423,630	—	5,423,630	(214,399)	(5,209,231)	—
Total	$5,496,682	$—	$5,496,682	$(219,591)	$(5,277,091)	$—
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

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $2.7 million as of June 30, 2015.

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

The following tables present our financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,580,696	$—	$3,580,696
Non-agency securities	—	1,503,644	—	1,503,644
U.S. Treasury securities	279,120	—	—	279,120
Derivative assets	—	13,530	—	13,530
MSR assets	—	—	91,699	91,699
Total	$279,120	$5,097,870	$91,699	$5,468,689

Liabilities
Derivative liabilities	$—	$70,128	$—	$70,128
Obligation to return securities borrowed under reverse repurchase agreements	24,542	—	—	24,542
MSR financing liabilities	—	—	14,572	14,572
Total	$24,542	$70,128	$14,572	$109,242

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$4,384,139	$—	$4,384,139
Non-agency securities	—	1,168,834	—	1,168,834
U.S. Treasury securities	758,629	—	—	758,629
Derivative assets	—	28,574	—	28,574
MSR assets	—	—	93,640	93,640
Total	$758,629	$5,581,547	$93,640	$6,433,816

Liabilities
Derivative liabilities	$—	$75,981	$—	$75,981
Obligation to return securities borrowed under reverse repurchase agreements	230,136	—	—	230,136
MSR financing liabilities	—	—	14,003	14,003
Total	$230,136	$75,981	$14,003	$320,120
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of June 30, 2015.
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables, borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of repurchase agreement borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. We estimate the fair value of these instruments using Level 2 inputs.
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the six months ended June 30, 2015 and 2014 (in thousands):

	For the Six Months Ended June 30, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(1,014)	(5,233)	(6,247)
Unrealized gains	1,583	1,669	3,252
Total net gains (losses) included in net income	569	(3,564)	(2,995)
Purchases, net of purchase price adjustments	—	1,054	1,054
Balance as of June 30, 2015	$14,572	$77,127	$91,699

	For the Six Months Ended June 30, 2014
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Losses included in net income:
Realized losses	(551)	(1,102)	(1,653)
Unrealized losses	(6)	(629)	(635)
Total net losses included in net income	(557)	(1,731)	(2,288)
Purchases, net of purchase price adjustments	—	92,844	92,844
Balance as of June 30, 2014	$15,051	$91,113	$106,164
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

(2)
Realized losses on purchased MSR are included in servicing expense and unrealized gains (losses) on purchased MSR are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

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
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of June 30, 2015 (dollars in thousands):

	June 30, 2015
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$14,572
Constant prepayment rate		4.1%	14.9%	36.0%
Constant default rate		2.5%	7.7%	29.3%
Discount rate		12.0%	12.0%	12.0%
Purchased MSR:	77,127
Constant prepayment rate		7.8%	8.0%	8.4%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.9%	9.3%
Total	$91,699
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
Note 10. Mortgage Servicing Rights
Our $91.7 million balance of MSR as of June 30, 2015 includes $14.6 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
RCS purchased the remaining $77.1 million of MSR under transactions qualifying for sale accounting, representing approximately 33 thousand underlying loans, with a combined unpaid principal balance of approximately $6.8 billion, as of June 30, 2015. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Beginning balance	$79,637	$—
Additions from purchases of MSR	1,054	93,414
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	1,669	(629)
Other changes in fair value (1)	(5,233)	(1,672)
Ending balance	$77,127	$91,113
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Servicing fee income	$7,786	$7,502	$15,734	$13,325
Incentive, ancillary and other income	3,602	3,887	7,458	7,628
Servicing income	11,388	11,389	23,192	20,953

Employee compensation and benefit costs	7,622	7,898	15,019	16,675
Facility costs	2,592	3,347	5,420	6,280
Realization of cash flows from MSR	2,820	879	5,233	1,102
Other servicing costs	2,465	2,302	5,897	4,591
Servicing expense	15,499	14,426	31,569	28,648

Net servicing loss	$(4,111)	$(3,037)	$(8,377)	$(7,695)
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
Note 11. Other Assets
The following table summarizes our other assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Property and equipment, at cost	$4,866	$4,809
Accumulated depreciation	(2,595)	(1,877)
Net property and equipment	2,271	2,932
Servicing advances	18,628	24,393
Prepaid expenses	5,240	7,089
Intangible assets	15,000	15,000
Other	13,816	6,052
Total other assets	$54,955	$55,466
Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Cash collateral held on derivatives	$1,351	$2,298
Due to manager	1,605	1,763
Swaption premium payable	—	520
Payable for MSR purchased	170	2,680
Accrued interest	2,871	4,642
MSR, at fair value (1)	14,572	14,003
Other accounts payable and accrued expenses	16,813	15,501
Total accounts payable and other accrued liabilities	$37,382	$41,407
——————

(1)
MSR financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of June 30, 2015, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2015, we had declared all required quarterly dividends on the Series A Preferred Stock.

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

We did not repurchase any shares of our common stock during the three and six months ended June 30, 2015. During the three months ended March 31, 2014, we repurchased approximately 0.2 million shares of our common stock at an average repurchase price of $19.67 per share, including expenses, totaling $4.2 million. As of June 30, 2015, we had an additional $134.9 million authorized for repurchases of our common stock through December 31, 2015.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan") to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units ("RSU") and unrestricted stock. We issued 27,244 shares of common stock related to the time vesting of RSU awards during the six months ended June 30, 2015. We issued 22,839 shares of common stock related to the time vesting of RSU awards during the year ended December 31, 2014.

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

The following summarizes the net income per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares calculation:
Basic weighted average common shares outstanding	51,179	51,142	51,172	51,207
Effect of stock based compensation	11	—	11	—
Diluted weighted average common shares outstanding	51,190	51,142	51,183	51,207
Net income (loss) available to common shareholders	$(41,074)	$83,813	$(11,128)	$132,573
Net income (loss) per common share — basic and diluted	$(0.80)	$1.64	$(0.22)	$2.59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Our MD&A is presented in six sections:

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
Trends and Recent Market Impacts

In the second quarter, interest rates increased and the yield curve steepened in response to a host of macroeconomic forces, including weakness in China’s equity markets, instability in Europe, falling commodity prices and growing concern regarding the timing of Fed rate hikes. For the quarter, the yield on the 10 year Treasury note increased 40 bps to 2.33%, while 2 year Treasury rates rose only 8 bps to 0.64%. The movement in U.S. interest rates in the second quarter was in sharp contrast to the decline in rates and flattening of the yield curve that occurred in the first quarter. In aggregate over the first half of 2015, the yield on the 10 year U.S. Treasury note rose 16 bps, with the spread between 2 year and 10 year Treasury rates increasing by 19 bps.

Over the past several quarters, we have adjusted the composition of our asset and hedge portfolios consistent with our intention to operate with a more conservative risk profile given the challenging fixed income landscape in which we currently operate. In particular, we reduced our “at risk” leverage, inclusive of our net TBA position, from 4.6x as of December 31, 2014 to 4.1x as of June 30, 2015, our lowest leverage level since our initial public offering. Consistent with the reduction in our overall leverage level, we reduced the size of our agency investment portfolio to $3.5 billion on June 30, 2015, from $4.7 billion as of December 31, 2014. Additionally, we increased our agency portfolio allocation to 30-year securities up to 66% as of June 30, 2015, from 50% as of December 31, 2014 and decreased our agency portfolio allocation to 15-year securities down to 25% as of June 30, 2015 from 43% as of December 31, 2014. Our interest rate risk position was relatively low throughout most of the first half of the year, but ended with a June 30, 2015 duration gap of 1.3 years, up from 0.7 years as of December 31, 2014. The increase in our net duration gap as of June 30, 2015 was primarily due to asset extension resulting from an increase in long term interest rates towards the end of the second quarter.

U.S. housing indicators continued to be positive in the second quarter, with home price appreciation, new and existing home sales, and household formation all showing year-over-year improvement. As a result, legacy RMBS performed well on both an absolute and relative basis during the quarter. Despite strong underlying credit fundamentals, CRT securities performed relatively poorly during the quarter as the periodic issuance of new securities resulted in significant intra-quarter spread volatility.

In response to favorable housing market conditions, we increased our non-agency portfolio to $1.5 billion as of June 30, 2015 from $1.2 billion as of December 31, 2014, driven in large part by our increased investment allocation to CRT securities and investments in jumbo prime AAA securities. We increased our investments in CRT securities to approximately 13% of our non-agency portfolio as of June 30, 2015, compared to approximately 9% at the beginning of 2015. Our allocation to Prime securities increased significantly in the second quarter as we acquired $219 million of jumbo prime AAA securities, funded with advances from the Federal Home Loan Bank of Des Moines. Jumbo AAA securities have strong credit characteristics and benefit from structural credit enhancement, with prepayment and interest rate characteristics similar to agency MBS. During the quarter, we also reduced our exposure to Alt-A, Option ARM and subprime mortgages.

Despite entering the quarter with a relatively conservative asset portfolio composition and relatively low at risk leverage, MTGE’s economic return for the second quarter was (4)%, or (15)% on an annualized basis, comprised of a book value loss of $(1.30) and dividends paid of $0.50 per common share. The decline in our book value was driven by the combination of wider option adjusted spreads (“OAS”), or the spread between agency MBS and benchmark interest rates, adjusted for the cost of the embedded prepayment optionality inherent in all agency MBS, and the steepening of the yield curve that occurred during the quarter. Year-to-date economic return was (1)%, or (2)% on an annualized basis.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since June 30, 2014.

Interest Rate / Security (1)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
LIBOR:
1-Month	0.19%	0.18%	0.17%	0.16%	0.16%
3-Month	0.28%	0.27%	0.26%	0.24%	0.23%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.64%	0.56%	0.67%	0.57%	0.46%
5-Year U.S. Treasury	1.63%	1.37%	1.65%	1.76%	1.63%
10-Year U.S. Treasury	2.33%	1.93%	2.17%	2.51%	2.52%
Interest Rate Swap Rates:
2-Year Swap Rate	0.89%	0.81%	0.89%	0.82%	0.58%
5-Year Swap Rate	1.77%	1.53%	1.77%	1.93%	1.70%
10-Year Swap Rate	2.44%	2.03%	2.29%	2.64%	2.63%
30-Year Fixed Rate Agency Price:
3.5%	$103.02	$105.05	$104.28	$102.23	$102.92
4.0%	$105.91	$106.92	$106.75	$105.41	$106.11
4.5%	$108.09	$109.08	$108.56	$107.91	$108.30
15-Year Fixed Rate Agency Price:
2.5%	$101.17	$102.71	$101.81	$100.55	$101.59
3.0%	$103.57	$104.83	$103.91	$102.98	$103.88
3.5%	$105.44	$106.09	$105.61	$105.11	$105.98
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
30-Year Lower Loan Balance (3):
3.0%	$0.20	$0.27	$0.34	$0.38	$0.28
3.5%	$0.50	$0.88	$0.45	$0.37	$0.19
4.0%	$0.98	$1.91	$0.98	$0.67	$0.41
30-Year HARP (4):
3.0%	$—	$0.01	$—	$—	$—
3.5%	$0.08	$0.17	$0.05	$0.01	$0.01
4.0%	$0.53	$0.89	$0.30	$0.15	$0.06
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Our subsidiary, Residential Credit Solutions, Inc. ("RCS"), is a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first half of 2015, we continued to integrate the servicing platform into the broader MTGE operations, implement cost savings opportunities and focus on servicing performing conforming loans. While net servicing losses incurred since our acquisition of RCS are due largely to sub-scale servicing volumes, we continue to be cautious in our acquisition of MSR, as the risk-adjusted returns for these assets remain unattractive in our judgment. As of June 30, 2015, we held MSR with a fair value of $91.7 million, down from $93.6 million as of December 31, 2014, due primarily to portfolio runoff, partially offset by unrealized gains.

As we look forward, we continue to prioritize risk management over short-term return opportunities, given near-term risk factors that include continued uncertainty in China and Europe, renewed weakness in oil and other commodities, and ambiguity regarding the timing and market impact of Fed rate hikes. That said, we believe MBS valuations are more reasonable following the spread widening that occurred in the second quarter. If interest rate volatility returns to more normal levels and if the aforementioned macro-risk factors subside, we would expect to reposition the portfolio opportunistically toward more normal risk levels, which would likely mean increasing leverage and/or increasing our duration gap. Either of these actions could favorably impact our expected return on equity. Additionally, we believe our portfolio performance will benefit somewhat from our sizable position in assets that possess favorable prepayment characteristics and from our non-agency securities, particularly our CRT investments, which benefit significantly from faster prepayment speeds. In a rising interest rate scenario, we would expect agency MBS spreads to tighten in response to reduced supply and slower prepayment dynamics, thereby offsetting some of the typical duration and convexity impact on book value. In addition to helping to reduce near term net book value volatility, we expect our conservative risk profile to provide for the capacity and flexibility to grow our portfolio quickly through increased leverage if agency MBS weaken and expected returns improve. For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.
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

FINANCIAL CONDITION
As of June 30, 2015, our investment portfolio with a fair value of $5.1 billion was comprised of $3.6 billion of agency RMBS, $(0.1) billion in net short TBA positions, $1.5 billion of non-agency securities and $0.1 billion of MSR.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2015, our TBA position with a net short notional of $(0.1) billion had a net carrying value of $(4.4) million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The table below presents our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands, except per share amounts):

	June 30, 2015	December 31, 2014
Balance Sheet Data:
Total agency and non-agency securities	$5,084,340	$5,552,973
Total assets	$6,220,902	$7,031,252
Total repurchase agreements and advances	$4,937,701	$5,423,630
Total liabilities	$5,106,470	$5,855,283
Total stockholders’ equity	$1,114,432	$1,175,969
Net book value per common share	$20.70	$21.91
The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,785,817	$2,792,439	$2,663,954	3.44%	2.61%
Freddie Mac	794,879	798,554	759,404	3.53%	2.68%
Agency RMBS total	3,580,696	3,590,993	3,423,358	3.46%	2.63%
Non-agency securities	1,503,644	1,459,862	1,703,846	2.49%	5.54%
Total	$5,084,340	$5,050,855	$5,127,204	3.14%	3.47%

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,482,127	$3,474,600	$3,333,348	3.37%	2.54%
Freddie Mac	902,012	900,129	857,059	3.50%	2.65%
Agency RMBS total	4,384,139	4,374,729	4,190,407	3.39%	2.56%
Non-agency securities	1,168,834	1,111,123	1,373,652	2.06%	5.92%
Total	$5,552,973	$5,485,852	$5,564,059	3.06%	3.24%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8% as of both June 30, 2015 and December 31, 2014 based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly, while the weighted average projected CPR remained consistent from December 31, 2014 to June 30, 2015. The increase in the agency RMBS portfolio yield was due primarily to a 9 basis point increase in the average 15-year fixed rate yield, as a result of rebalancing away from lower yielding, lower coupon, 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of June 30, 2015 (dollars in thousands):

	June 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$298,408	$298,009	$293,329	2.10%	8%
3.0%	489,022	485,093	470,650	2.24%	9%
3.5%	315,719	312,409	298,481	2.37%	9%
4.0%	177,530	176,363	165,568	2.22%	11%
4.5%	15,458	15,342	14,390	2.67%	10%
≤ 15-year total	1,296,137	1,287,216	1,242,418	2.24%	9%
20-year
3.0%	65,864	66,714	64,371	2.27%	9%
3.5%	106,597	105,269	102,060	2.88%	9%
4.0%	4,703	4,627	4,385	2.74%	11%
5.0%	2,256	2,246	2,042	2.22%	17%
20-year total	179,420	178,856	172,858	2.64%	9%
30-year
3.5%	1,111,355	1,130,877	1,073,325	2.76%	7%
4.0%	779,017	784,277	731,283	2.98%	7%
4.5%	78,016	77,029	71,264	3.27%	8%
30-year total	1,968,388	1,992,183	1,875,872	2.86%	7%
Pass through agency RMBS	3,443,945	3,458,255	3,291,148	2.62%	8%
Agency CMO	22,216	21,742	19,510	2.94%	7%
Total fixed-rate agency RMBS	3,466,161	3,479,997	3,310,658	2.62%	8%
Adjustable rate agency RMBS	114,535	110,996	112,700	2.82%	14%
Total agency RMBS	$3,580,696	$3,590,993	$3,423,358	2.63%	8%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 91% (not including our net long TBA position) as of June 30, 2015 as detailed in the following table (dollars in thousands):

	June 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,037,055	$1,044,109	$993,753	3.58%	2.83%	7%
Lower loan balance (2)	2,102,518	2,109,335	2,004,698	3.49%	2.55%	8%
Other	304,372	304,811	292,697	3.23%	2.36%	9%
Pass through agency RMBS	3,443,945	3,458,255	3,291,148	3.49%	2.62%	8%
Agency CMO	22,216	21,742	19,510	3.05%	2.94%	7%
Total fixed-rate agency RMBS	3,466,161	3,479,997	3,310,658	3.49%	2.62%	8%
Adjustable rate agency RMBS	114,535	110,996	112,700	2.58%	2.82%	14%
Total agency RMBS	$3,580,696	$3,590,993	$3,423,358	3.46%	2.63%	8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 112% and 122% for 15-year and 30-year securities, respectively, as of June 30, 2015. Includes $493.0 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $105,038 and $87,656 for 15-year and 30-year securities, respectively, as of June 30, 2015.

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

TBA Investments
As of June 30, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and (short) TBA positions as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(191,673)	$(193,864)	$(193,733)	$131
3.0%	(261,970)	(272,374)	(271,006)	1,368
3.5%	52,022	54,840	54,851	11
Subtotal	(401,621)	(411,398)	(409,888)	1,510
30-Year
3.0%	474,701	477,929	472,253	(5,676)
3.5%	(47,172)	(49,320)	(48,828)	492
4.0%	(83,335)	(87,460)	(88,197)	(737)
Subtotal	344,194	341,149	335,228	(5,921)
Portfolio total	$(57,427)	$(70,249)	$(74,660)	$(4,411)

	December 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$169,660	$171,059	$172,756	$1,697
3.0%	178,000	185,601	184,983	(618)
3.5%	(69,778)	(73,720)	(73,673)	47
Subtotal	277,882	282,940	284,066	1,126
30-Year
3.0%	556,200	556,494	562,478	5,984
3.5%	83,770	86,848	87,357	509
4.0%	(609,180)	(652,752)	(648,713)	4,039
4.5%	(12,500)	(13,545)	(13,571)	(26)
Subtotal	18,290	(22,955)	(12,449)	10,506
Portfolio total	$296,172	$259,985	$271,617	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

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
The following tables summarize our non-agency securities portfolio as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$451,352	$8,222	$(1,785)	$444,915	$(25,132)	$470,047	3.41%	4.53%
CRT	197,551	634	(6,294)	203,211	4,518	198,693	4.11%	5.73%
Alt-A	462,229	37,500	(5,096)	429,825	(162,265)	592,090	1.64%	6.98%
Option-ARM	167,089	9,259	(4,179)	162,009	(38,571)	200,580	0.45%	5.83%
Subprime	225,423	5,586	(65)	219,902	(22,534)	242,436	3.12%	4.36%
Total	$1,503,644	$61,201	$(17,419)	$1,459,862	$(243,984)	$1,703,846	2.49%	5.54%
————————

(1)	Coupon rates are floating, except for $234.6 million, $28.0 million and $186.2 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of June 30, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime and Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$384,531	$372,890	5.19%	2.88%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	714,384	686,175	5.51%	2.08%	486,869	446,967	6.68%	1.29%
> 7 years	404,729	400,797	5.91%	2.87%	245,580	241,756	5.89%	2.43%
Total	$1,503,644	$1,459,862	5.54%	2.49%	$1,168,834	$1,111,123	5.92%	2.06%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of June 30, 2015 and December 31, 2014, other than $219 million in Prime, fixed-rate, jumbo AAA securities purchased during the second quarter, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of June 30, 2015 and December 31, 2014:

Credit Rating (1)	June 30, 2015	December 31, 2014
AAA	15%	—%
BBB	1%	1%
BB	4%	4%
B	6%	5%
Below B	40%	53%
Not Rated	34%	37%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 75% as of both June 30, 2015 and December 31, 2014. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of June 30, 2015 and December 31, 2014, 17% and 21%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 13% and 9% as of June 30, 2015 and December 31, 2014, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2015 and December 31, 2014 (fair value dollars in thousands):

June 30, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$451,352	$92.27	62	71%	748	4%	8%
CRT	197,551	99.94	23	73%	760	—%	15%
Alt-A	462,229	67.47	117	76%	712	16%	12%
Option-ARM	167,089	76.15	113	75%	707	22%	10%
Subprime	225,423	90.83	107	85%	577	59%	25%
Total	$1,503,644	$81.61	86	75%	708	17%	13%

December 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$178,215	$82.45	114	73%	734	8%	15%
CRT	104,123	103.95	19	73%	761	—%	8%
Alt-A	486,254	68.79	111	76%	712	17%	9%
Option-ARM	173,727	76.12	107	75%	707	23%	8%
Subprime	226,515	87.50	111	78%	615	48%	9%
Total	$1,168,834	$79.35	103	75%	700	21%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of June 30, 2015 and December 31, 2014:

	% of Non-Agency Portfolio
	June 30, 2015	December 31, 2014
California	38%	37%
Florida	8%	9%
New York	5%	5%
Virginia	4%	4%
New Jersey	4%	3%
Maryland	4%	4%
Total	63%	62%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of June 30, 2015, our purchased MSR had a fair market value of $77.1 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unpaid principal balance (in thousands)	$6,756,533	$7,136,994
Number of loans	32,683	33,911
Average Loan Size (in thousands)	$207	$210
Average Loan Age (months)	29	23
Average Coupon	3.79%	3.80%
Average Original Loan-to-Value	75%	75%
Average Original FICO	760	760
60+ delinquencies	0.15%	0.12%

Financing and Hedging
As of June 30, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$3,486,173	0.44%	214	$4,002,291	0.42%	245
Non-agency securities	849,376	1.67%	21	715,704	1.67%	20
U.S. Treasury securities	404,950	(0.04)%	2	705,635	(0.13)%	7
Total repurchase agreements	4,740,499	0.62%	162	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $191.3 million of repurchase agreements related to agency RMBS sold but not yet settled as of June 30, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency repurchase agreements
≤ 1 month	$2,366,349	0.78%	14	$2,245,188	0.71%	13
> 1 to ≤ 2 months	748,657	0.50%	49	568,014	0.55%	45
> 2 to ≤ 3 months	488,282	0.58%	77	540,201	0.48%	74
> 3 to ≤ 6 months	220,986	0.53%	145	508,216	0.43%	142
> 6 to ≤ 9 months	—	—%	0	123,947	0.51%	246
> 9 to ≤ 12 months	—	—%	0	217,429	0.51%	327
> 12 months	511,275	0.67%	1222	515,000	0.63%	1405
Total	4,335,549	0.68%	177	4,717,995	0.61%	210

U.S. Treasury repurchase agreements
Short-term	404,950	(0.04)%	2	705,635	(0.13)%	7
Total repurchase agreements	$4,740,499	0.62%	162	$5,423,630	0.51%	190

In April 2015, the Company’s wholly owned subsidiary, Woodmont Insurance Co., LLC ("MTGE Captive"), was accepted for membership in the Federal Home Loan Bank ("FHLB") of Des Moines. As a member of the FHLB, MTGE Captive has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2015, MTGE Captive had $197.2 million in outstanding secured advances, with a weighted average borrowing rate of 0.25%, a weighted average term to maturity of 23 days, and $218.6 million in non-agency securities pledged as collateral.

As of June 30, 2015 and December 31, 2014, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

June 30, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(2,669)	1.01%	0.28%	1.5
> 3 to ≤ 5 years	750,000	(8,785)	1.78%	0.28%	3.8
> 5 to ≤ 7 years	875,000	(30,000)	2.94%	0.28%	6.0
> 7 years	300,000	(13,681)	2.93%	0.27%	8.2
Total	$2,790,000	$(55,135)	2.03%	0.28%	4.3

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7

————————

(1)	Includes swaps with an aggregate notional of $1.2 billion with deferred start dates averaging 0.8 years from June 30, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.30% and 1.24% as of June 30, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
The following tables present certain information about our interest rate swaption agreements as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	4,765	2,048	0.2	100,000	3.34%	6.8
> 3 to ≤ 12 months	3,174	862	0.6	250,000	3.55%	8.8
> 24 months	2,735	1,700	2.4	100,000	3.21%	5.0
Total / weighted average	$10,674	$4,610	0.9	$450,000	3.43%	7.5

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

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

The table below presents our consolidated statements of operations during the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Agency securities	$27,573	$31,459	$55,467	$65,731
Non-agency securities	17,726	15,502	34,654	31,470
Other	46	77	130	133
Interest expense	(7,561)	(7,256)	(15,015)	(15,401)
Net interest income	37,784	39,782	75,236	81,933

Servicing:
Servicing income	11,388	11,389	23,192	20,953
Servicing expense	(15,499)	(14,426)	(31,569)	(28,648)
Net servicing loss	(4,111)	(3,037)	(8,377)	(7,695)

Other gains (losses):
Realized gain (loss) on agency securities, net	(6,661)	4,052	(5,727)	(9,081)
Realized gain on non-agency securities, net	3,151	12,983	6,397	14,392
Realized loss on periodic settlements of interest rate swaps, net	(4,433)	(5,227)	(8,744)	(10,174)
Realized gain (loss) on other derivatives and securities, net	(32,541)	11,560	(15,299)	(10,468)
Unrealized gain (loss) on agency securities, net	(60,834)	78,336	(19,706)	145,893
Unrealized gain (loss) on non-agency securities, net	(13,287)	2,018	(13,929)	9,848
Unrealized gain (loss) on other derivatives and securities, net	42,008	(49,211)	(7,734)	(68,305)
Unrealized gain (loss) loss on mortgage servicing rights	4,863	(529)	1,669	(629)
Total other gains (losses), net	(67,734)	53,982	(63,073)	71,476

Expenses:
Management fees	4,425	4,377	8,933	8,625
General and administrative expenses	2,129	1,846	4,078	3,676
Total expenses	6,554	6,223	13,011	12,301

Income (loss) before provision for income tax	(40,615)	84,504	(9,225)	133,413
Provision for (benefit) from excise and income tax, net	(658)	207	(331)	356
Net income (loss)	(39,957)	84,297	(8,894)	133,057
Dividend on preferred stock	(1,117)	(484)	(2,234)	(484)
Net income (loss) available to common shareholders	$(41,074)	$83,813	$(11,128)	$132,573

Weighted average number of common shares outstanding — basic	51,179	51,142	51,172	51,207
Weighted average number of common shares outstanding — diluted	51,190	51,142	51,183	51,207

Net income (loss) per common share — basic and diluted	$(0.80)	$1.64	$(0.22)	$2.59

Dividend declared per common share	$0.50	$0.65	$1.00	$1.30

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,036,089	2.73%	$27,573	$4,851,241	2.59%	$31,459
Non-agency securities	1,311,249	5.41%	17,726	927,830	6.68%	15,502
Total	$5,347,338	3.39%	$45,299	$5,779,071	3.25%	$46,961

	For the Six Months Ended June 30,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$4,271,438	2.60%	$55,467	$5,225,699	2.52%	$65,731
Non-agency securities	1,245,475	5.56%	34,654	924,972	6.80%	31,470
Total	$5,516,913	3.27%	$90,121	$6,150,671	3.16%	$97,201
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30, 2015 vs 2014			For the Six Months Ended June 30, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$(3,886)	$(5,701)	$1,815	$(10,264)	$(12,475)	$2,211
Non-agency securities	2,224	4,133	(1,909)	3,184	6,715	(3,531)
Total	$(1,662)	$(1,568)	$(94)	$(7,080)	$(5,760)	$(1,320)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(3.9) million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and by $(10.3) million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due mainly to reduced average balances resulting from lower average leverage, offset in part by higher average yields. Interest income on non-agency securities increased by $2.2 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and by $3.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.1% and 8.2% as of June 30, 2015 and December 31, 2014, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 10.2% and 8.3% for the three months ended June 30, 2015 and 2014, respectively, and 8.9% and 6.9% for the six months ended June 30, 2015 and 2014, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(5.6) million and $(7.9) million for the three months ended June 30, 2015 and 2014, respectively, and $(14.6) million and $(18.7) million for the six months ended June 30, 2015 and 2014, respectively. The change in our weighted average CPR estimates resulted in the recognition of "catch up" premium amortization benefit (expense) of approximately $1.6 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $(1.1) million for the six months ended June 30, 2015 and 2014, respectively. The amortized cost basis of our agency RMBS portfolio was 104.9% and 104.4% of par value as of June 30, 2015 and December 31, 2014, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $167.6 million and $184.3 million as of June 30, 2015 and December 31, 2014, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $8.5 million and $9.7 million for the three months ended June 30, 2015 and 2014, respectively, and $17.7 million and $20.3 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average cost basis of the non-agency portfolio was 85.7% and 80.9% of par as of June 30, 2015 and December 31, 2014, respectively. The total net discount remaining was $244.0 million and $262.5 million, with $123.7 million and $135.9 million designated as credit reserves as of June 30, 2015 and December 31, 2014, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.1x and 4.6x our stockholders’ equity less investments in RCS as of June 30, 2015 and December 31, 2014, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and advances balances outstanding and average leverage ratios for the quarterly periods since June 30, 2014 (dollars in thousands):

	Repurchase Agreements and Advances (1) (2)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2015	$4,664,051	$4,994,918	$4,532,751	0.66%	4.4x	4.2x	4.1x
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities and includes advances from the Federal Home Loan Bank collateralized by non-agency securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period less investments in RCS and REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investments in RCS and REIT equity securities.

Adjusted leverage included in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2015, we had a net short TBA position with both a notional value and underlying cost basis of $(0.1) billion.

Interest Expense and Cost of Funds
Interest expense of $7.6 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, and $15.0 million and $15.4 million for the six months ended June 30, 2015 and 2014, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $4.4 million and $5.2 million for the three months ended June 30, 2015 and 2014, respectively, and $8.7 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$4,664,051	0.65%	$7,561	$5,062,594	0.57%	$7,256
Interest rate swaps	1,627,500	1.09%	4,433	2,127,500	0.99%	5,227
Total adjusted cost of funds		1.03%	$11,994		0.99%	$12,483

	For the Six Months Ended June 30,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$4,828,454	0.63%	$15,015	$5,410,538	0.57%	$15,401
Interest rate swaps	1,675,714	1.05%	8,744	2,093,571	0.98%	10,174
Total adjusted cost of funds		0.99%	$23,759		0.95%	$25,575
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30, 2015 vs 2014			For the Six Months Ended June 30, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements and FHLB advances	$305	$(459)	$764	$(386)	$(2,750)	$2,364
Interest rate swaps	(794)	(1,477)	683	(1,430)	(2,268)	838
Total adjusted cost of funds	$(489)	$(1,936)	$1,447	$(1,816)	$(5,018)	$3,202
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The decreases in our adjusted cost of funds of $(0.5) million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $(1.8) million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, were attributable to a combination of lower average financing balances and swap notional amounts, partially offset by an increase in repurchase agreement and swap net pay rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Servicing fee income	$7,786	$7,502	$15,734	$13,325
Incentive, ancillary and other income	3,602	3,887	7,458	7,628
Servicing income	11,388	11,389	23,192	20,953

Employee compensation and benefit costs	7,622	7,898	15,019	16,675
Facility costs	2,592	3,347	5,420	6,280
Realization of cash flows from MSR	2,820	879	5,233	1,102
Other servicing costs	2,465	2,302	5,897	4,591
Servicing expense	15,499	14,426	31,569	28,648

Net servicing loss	$(4,111)	$(3,037)	$(8,377)	$(7,695)

As of June 30, 2015, RCS managed a servicing portfolio of approximately 64,000 loans, representing approximately $13 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and six months ended June 30, 2015 and 2014 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains and losses on agency RMBS during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from agency RMBS sold	$805,288	$335,176	$1,235,875	$1,667,076
Increase (decrease) in receivable for agency RMBS sold	(142,817)	116,535	208,942	(492,111)
Less agency RMBS sold, at cost	(669,132)	(447,659)	(1,450,544)	(1,184,046)
Net realized gain (loss) on sale of agency RMBS	$(6,661)	$4,052	$(5,727)	$(9,081)

Gross realized gains on sale of agency RMBS	$365	$6,260	$3,964	$7,830
Gross realized losses on sale of agency RMBS	(7,026)	(2,208)	(9,691)	(16,911)
Net realized gain (loss) on sale of agency RMBS	$(6,661)	$4,052	$(5,727)	$(9,081)
The following table is a summary of our net realized gains on non-agency securities during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from non-agency securities sold	$148,410	$250,548	$218,978	$295,211
Increase in receivable for non-agency securities sold	—	(4,743)	—	—
Less: non-agency securities sold, at cost	(145,259)	(232,822)	(212,581)	(280,819)
Net realized gain on sale of non-agency securities	$3,151	$12,983	$6,397	$14,392

Gross realized gain on sale of non-agency securities	$3,456	$16,886	$6,893	$18,295
Gross realized loss on sale of non-agency securities	(305)	(3,903)	(496)	(3,903)
Net realized gain on sale of non-agency securities	$3,151	$12,983	$6,397	$14,392

Unrealized net losses of $(60.8) million and $(19.7) million on agency RMBS for the three and six months ended June 30, 2015, respectively, and unrealized net losses of $(13.3) million and $(13.9) million on non-agency securities for the three and six months ended June 30, 2015, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Realized loss on periodic settlements of interest rate swaps, net	$(4,433)	$(5,227)	$(8,744)	$(10,174)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(21,749)	$—	$(29,574)	$68
Interest rate swaptions	—	(2,164)	(520)	(16,832)
TBA securities	(2,936)	14,821	13,500	5,992
U.S. Treasury securities	(6,807)	1,711	9,094	2,758
U.S. Treasury futures	(563)	(3,203)	(2,778)	(3,977)
U.S. Treasury securities sold short	97	(4,417)	(5,084)	(5,964)
REIT equity investments	—	4,812	—	7,487
Mortgage options	22	—	22	—
Interest only swaps	(930)	—	(284)	—
Credit default swaps	325	—	325	—
Total realized gain (loss) on other derivatives and securities, net	$(32,541)	$11,560	$(15,299)	$(10,468)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$50,282	$(50,038)	$7,176	$(78,202)
Interest rate swaptions	943	(1,885)	(334)	(8,368)
TBA securities	(9,290)	12,747	(16,473)	11,918
U.S. Treasury securities	(3,393)	1,480	(738)	12,438
U.S. Treasury futures	3,679	(523)	1,746	(2,761)
U.S. Treasury securities sold short	613	(8,887)	934	(5,067)
REIT equity investments	—	(1,965)	—	1,877
Mortgage options	(353)	(140)	—	(140)
Interest only swaps	(739)	—	(311)	—
Credit default swaps	(74)	—	(74)	—
Credit default option	340	—	340	—
Total unrealized gain (loss) loss on other derivatives and securities, net	$42,008	$(49,211)	$(7,734)	$(68,305)

Realized and unrealized net gains on interest rate swaps and swaptions of $28.5 million and $0.9 million, respectively, during the three months ended June 30, 2015 were due mainly to the increase in longer-term swap interest rates during the second quarter of 2015. Realized and unrealized net losses on interest rate swaps and swaptions of $(22.4) million and $(0.9) million, respectively, for the six months ended June 30, 2015 were due primarily to losses incurred as swap rates fell during the first quarter when average swap notional balances were larger than during the second quarter. Realized and unrealized net losses on TBA securities of $(12.2) million during the three months ended June 30, 2015 and $(3.0) million during the six months ended June 30, 2015 were due mainly to the increase in longer term interest rates and spread widening on 30-year and 15-year fixed rate agency securities during the second quarter of 2015. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.4 million during both the three months ended June 30, 2015 and 2014, and $8.9 million and $8.6 million during the six months ended June 30, 2015 and 2014, respectively. The period-over-period increase for the six months ended June 30, 2015 and 2014 was primarily a function of net proceeds from our Series A Preferred Stock offering during May 2014.
General and administrative expenses were $2.1 million and $1.8 million during the three months ended June 30, 2015 and 2014, respectively, and $4.1 million and $3.7 million during the six months ended June 30, 2015 and 2014, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.3% and 2.1% for the three months ended June 30, 2015 and 2014, respectively, and 2.2% for both the six months ended June 30, 2015 and 2014.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $22.1 million and $23.0 million (or $0.43 and $0.45 per common share) for the three months ended June 30, 2015 and 2014, respectively, and $48.5 million and $54.0 million (or $0.95 and $1.06 per common share) for the six months ended June 30, 2015 and 2014, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(39,957)	$84,297	$(8,894)	$133,057
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	60,834	(78,336)	19,706	(145,893)
Non-agency securities	13,287	(2,018)	13,929	(9,848)
Derivatives, MSR and other securities	(46,871)	49,740	6,065	68,934
Premium amortization, net	(7,446)	(4,232)	(9,047)	(5,954)
Capital losses (gains) in excess of capital gains (losses) (1)	11,531	(34,583)	(14,366)	(15,081)
Realized gains (losses), net (1)	28,425	5,323	35,297	21,235
Other	3,453	3,244	8,047	8,051
Total book to tax difference	63,213	(60,862)	59,631	(78,556)
Estimated taxable income	23,256	23,435	50,737	54,501
Dividend on preferred stock	(1,117)	(484)	(2,234)	(484)
Estimated taxable income available to common shareholders	$22,139	$22,951	$48,503	$54,017

Weighted average number of common shares outstanding — basic	51,179	51,142	51,172	51,207
Weighted average number of common shares outstanding — diluted	51,190	51,142	51,183	51,207

Estimated taxable income per common share - basic and diluted	$0.43	$0.45	$0.95	$1.06
Estimated cumulative undistributed REIT taxable income per common share	$0.07	$0.53	$0.07	$0.53

Beginning cumulative non-deductible capital losses	$119,000	$214,570	$144,897	$195,068
Current period net capital loss (gain)	11,531	(34,583)	(14,366)	(15,081)
Ending cumulative non-deductible capital losses	$130,531	$179,987	$130,531	$179,987
Ending cumulative non-deductible capital losses per common share	$2.55	$3.52	$2.55	$3.52
——————

(1)
Estimated taxable income excludes estimated net capital gains (losses) of $(0.23) and $0.28 per common share for the three and six months ended June 30, 2015, respectively, which will be added to our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(0.42) and $(0.58) per common share, for the three and six months ended June 30, 2015, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net spread income.

The following table summarizes dividends declared on our Series A Preferred Stock and common stock for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Series A Preferred Stock	$0.5078125	$0.2990500	$1.0156250	$0.2990500
Common stock	$0.50	$0.65	$1.00	$1.30

The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

As of June 30, 2015, we had an estimated $3.7 million (or $0.07 per common share) of undistributed taxable income, net of the common stock dividend payable of $25.6 million. We have distributed all of our 2014 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2015.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of June 30, 2015, RCS had Federal net operating loss ("NOL") carryforwards of approximately $64.6 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of June 30, 2015 were approximately $34.9 million, with respect to which RCS has provided a full valuation allowance.

We recorded $0.7 million and $0.3 million of income tax benefit related to the taxable loss from American Capital Mortgage Investment TRS, LLC, a taxable subsidiary, for the three and six months ended June 30, 2015.
Key Statistics
The table below presents key statistics for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Ending agency securities, at fair value	$3,580,696	$4,464,193	$3,580,696	$4,464,193
Ending agency securities, at cost	$3,590,993	$4,496,811	$3,590,993	$4,496,811
Ending agency securities, at par	$3,423,358	$4,301,864	$3,423,358	$4,301,864
Average agency securities, at cost	$4,036,089	$4,851,241	$4,271,438	$5,225,699
Average agency securities, at par	$3,850,015	$4,645,002	$4,074,676	$5,004,910

Ending non-agency securities, at fair value	$1,503,644	$1,051,140	$1,503,644	$1,051,140
Ending non-agency securities, at cost	$1,459,862	$957,207	$1,459,862	$957,207
Ending non-agency securities, at par	$1,703,846	$1,490,982	$1,703,846	$1,490,982
Average non-agency securities, at cost	$1,311,249	$927,830	$1,245,475	$924,972
Average non-agency securities, at par	$1,562,203	$1,484,770	$1,505,164	$1,497,411

Net TBA portfolio - as of period end, at fair value	$(74,660)	$1,167,645	$(74,660)	$1,167,645
Net TBA portfolio - as of period end, at cost	$(70,249)	$1,154,708	$(70,249)	$1,154,708
Average net TBA portfolio, at cost	$108,012	$865,738	$(26,807)	$277,417

Average total assets, at fair value	$6,569,906	$7,205,796	$6,841,099	$7,507,289
Average agency and non-agency repurchase agreements and advances	$4,664,051	$5,062,594	$4,828,454	$5,410,538
Average stockholders' equity	$1,162,997	$1,169,456	$1,173,013	$1,149,242

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Average coupon	3.13%	2.95%	3.11%	2.94%
Average asset yield	3.39%	3.25%	3.27%	3.16%
Average cost of funds (1)	1.03%	0.99%	0.99%	0.95%
Average net interest rate spread	2.36%	2.26%	2.28%	2.21%
Average net interest rate spread, including estimated dollar roll income (2)	2.48%	2.32%	2.36%	2.26%
Average net spread and dollar roll income, excluding catch up amortization	2.36%	2.30%	2.31%	2.26%
Average coupon as of period end	3.14%	2.93%	3.14%	2.93%
Average asset yield as of period end	3.47%	3.33%	3.47%	3.33%
Average cost of funds as of period end	1.05%	1.02%	1.05%	1.02%
Average net interest rate spread as of period end	2.42%	2.31%	2.42%	2.31%
Average actual CPR for agency securities held during the period	10.2%	8.3%	8.9%	6.9%
Average projected life CPR for agency securities as of period end	8.1%	7.5%	8.1%	7.5%

Leverage - average during the period (3)	4.4x	4.8x	4.5x	5.2x
Leverage - average during the period, including net TBA position	4.5x	5.6x	4.5x	5.4x
Leverage - as of period end (4)	4.2x	4.2x	4.2x	4.2x
Leverage - as of period end, including net TBA position	4.1x	5.2x	4.1x	5.2x

Expenses % of average total assets - annualized	0.4%	0.3%	0.4%	0.3%
Expenses % of average stockholders' equity - annualized	2.3%	2.1%	2.2%	2.2%
Net book value per common share as of period end	$20.70	$22.73	$20.70	$22.73
Dividends declared per common share	$0.50	$0.65	$1.00	$1.30
Economic return on common equity - annualized	(14.7)%	29.4%	(2.0)%	23.9%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

(2)
Estimated dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on other derivatives and securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Agency RMBS	$27,573	$31,459	$55,467	$65,731
Non-agency securities and other	17,772	15,579	34,784	31,603
Interest expense	(7,561)	(7,256)	(15,015)	(15,401)
Net interest income	37,784	39,782	75,236	81,933
Dividend income from investments in REIT equity securities (1)	—	732	—	1,840
Realized loss on periodic settlements of interest rate swaps, net	(4,433)	(5,227)	(8,744)	(10,174)
Adjusted net interest income	33,351	35,287	66,492	73,599
Management fees and general and administrative expenses	(6,554)	(6,223)	(13,011)	(12,301)
Net spread income	26,797	29,064	53,481	61,298
Dollar roll income	2,572	8,030	2,051	6,206
Net spread and dollar roll income	29,369	37,094	55,532	67,504
Dividend on preferred stock	(1,117)	(484)	(2,234)	(484)
Net spread and dollar roll income available to common shareholders	$28,252	$36,610	$53,298	$67,020

Weighted average number of common shares outstanding — basic	51,179	51,142	51,172	51,207
Weighted average number of common shares outstanding — diluted	51,190	51,142	51,183	51,207

Net spread and dollar roll income per common share- basic and diluted	$0.55	$0.72	$1.04	$1.31
Net spread and dollar roll income, excluding "catch up" amortization per common share- basic and diluted	$0.52	$0.71	$1.01	$1.33
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income decreased $(0.17) per common share for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $(0.27) per common share for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to a reduction in leverage, including our net TBA position.

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

We did not repurchase any shares of our common stock during the six months ended June 30, 2015. As of June 30, 2015, we had an additional $134.9 million authorized for repurchases of our common stock through December 31, 2015.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.2x and 4.4x the amount of our stockholders’ equity less our investments in RCS as of June 30, 2015 and December 31, 2014, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of June 30, 2015, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 22% of our equity at risk as of June 30, 2015.
As of June 30, 2015, borrowings under repurchase agreements of $3.5 billion and $849.4 million, with weighted average remaining days to maturity of 214 days and 21 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2015. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2015.

	June 30, 2015
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	73%
Asia	5	16%
Europe	9	11%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three and six months ended June 30, 2015, haircuts on our pledged collateral remained stable and as of June 30, 2015, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of June 30, 2015, we had met all margin requirements and had unrestricted cash and cash equivalents of $176.1 million and unpledged securities of approximately $261.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2015.
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
Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2015 and the related activity for the year ended December 31, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both June 30, 2015 and December 31, 2014.

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
As of June 30, 2015, MTGE Captive had $197.2 million in outstanding secured advances, with a weighted average borrowing rate of 0.25%, a weighted average term to maturity of 23 days, and $218.6 million in non-agency securities pledged as collateral.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2015, our total "at risk" leverage, net of unsettled securities, was 4.1x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. However, as of June 30, 2015, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $(0.1) billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2015, approximately 86% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
June 30, 2015
+100 basis points	(8.5)%	(1.6)%	(7.7)%
+50 basis points	(4.3)%	(0.8)%	(3.6)%
-50 basis points	2.1%	0.6%	2.8%
-100 basis points	(0.5)%	0.7%	3.5%
December 31, 2014
+100 basis points	(6.1)%	(1.3)%	(6.9)%
+50 basis points	(3.1)%	(0.6)%	(3.0)%
-50 basis points	2.2%	0.2%	1.0%
-100 basis points	(0.5)%	(0.4)%	(2.0)%
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.0 years based on interest rates and RMBS prices as of both June 30, 2015 and December 31, 2014. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2015
-25 basis points	1.0%	4.8%
-10 basis points	0.4%	1.9%
+10 basis points	(0.4)%	(1.9)%
+25 basis points	(1.0)%	(4.8)%
December 31, 2014
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of June 30, 2015, we had unrestricted cash and cash equivalents of $176.1 million and unpledged securities of approximately $261.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
We are exposed to credit risk related to our non-agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our non-agency investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure also includes the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our non-agency mortgage investments and agency mortgage investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. There is no guarantee that our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2015