Form 10-Q
period 2015-09-30
American Capital Mortgage Investment Corp.
filed 2015-11-06
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2015 was 50,010,446.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,180,798 and $4,235,235, respectively)	$3,356,523	$4,384,139
Non-agency securities, at fair value (including pledged securities of $1,314,009 and $940,981, respectively)	1,479,586	1,168,834
U.S. Treasury securities, at fair value (including pledged securities of $147,454 and $707,284, respectively)	147,454	758,629
Cash and cash equivalents	170,745	203,431
Restricted cash and cash equivalents	76,868	82,144
Interest receivable	11,586	15,249
Derivative assets, at fair value	14,519	28,574
Receivable for securities sold	167,433	26,747
Receivable under reverse repurchase agreements	691,772	214,399
Mortgage servicing rights, at fair value	83,495	93,640
Other assets	58,016	55,466
Total assets	$6,257,997	$7,031,252
Liabilities:
Repurchase agreements	$3,805,390	$5,423,630
Federal Home Loan Bank advances	487,900	—
Payable for securities purchased	167,703	49,755
Derivative liabilities, at fair value	80,139	75,981
Dividend payable	21,121	34,374
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	603,709	230,136
Accounts payable and other accrued liabilities	40,443	41,407
Total liabilities	5,206,405	5,855,283
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 (aggregate liquidation preference of $55,000) and 2,200 shares issued and outstanding, respectively	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 50,010 and 51,165 shares issued and outstanding, respectively	500	512
Additional paid-in capital	1,181,634	1,198,560
Retained deficit	(183,581)	(76,142)
Total stockholders’ equity	1,051,592	1,175,969
Total liabilities and stockholders’ equity	$6,257,997	$7,031,252
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Agency securities	$19,988	$27,208	$75,455	$92,939
Non-agency securities	19,760	16,324	54,414	47,794
Other	67	114	197	247
Interest expense	(7,586)	(6,407)	(22,601)	(21,808)
Net interest income	32,229	37,239	107,465	119,172

Servicing:
Servicing income	11,576	13,081	34,768	34,034
Servicing expense	(15,580)	(16,213)	(47,149)	(44,861)
Net servicing loss	(4,004)	(3,132)	(12,381)	(10,827)

Other gains (losses):
Realized gain (loss) on agency securities, net	175	685	(5,552)	(8,396)
Realized gain on non-agency securities, net	8	17,403	6,405	31,795
Realized loss on periodic settlements of interest rate swaps, net	(3,793)	(5,226)	(12,537)	(15,400)
Realized gain (loss) on other derivatives and securities, net	(27,724)	13,704	(43,023)	3,236
Unrealized gain (loss) on agency securities, net	32,583	(18,446)	12,877	127,447
Unrealized loss on non-agency securities, net	(13,104)	(21,103)	(27,033)	(11,255)
Unrealized loss on other derivatives and securities, net	(18,654)	(3,303)	(26,388)	(71,608)
Unrealized loss on mortgage servicing rights	(5,260)	(3,076)	(3,591)	(3,705)
Impairment of intangible asset	(10,000)	—	(10,000)	—
Total other gains (losses), net	(45,769)	(19,362)	(108,842)	52,114

Expenses:
Management fees	4,250	4,544	13,183	13,169
General and administrative expenses	1,845	1,908	5,923	5,584
Total expenses	6,095	6,452	19,106	18,753

Income (loss) before provision for income tax	(23,639)	8,293	(32,864)	141,706
Provision for excise and income tax	(373)	—	(42)	(356)
Net income (loss)	(24,012)	8,293	(32,906)	141,350
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(1,601)
Net income (loss) available to common shareholders	$(25,129)	$7,176	$(36,257)	$139,749

Net income (loss) per common share — basic and diluted	$(0.49)	$0.14	$(0.71)	$2.73

Weighted average number of common shares outstanding — basic	50,815	51,142	51,052	51,185
Weighted average number of common shares outstanding — diluted	50,828	51,158	51,064	51,192

Dividend declared per common share	$0.40	$0.65	$1.40	$1.95
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$1,102,720
Net income	—	—	—	—	—	141,350	141,350
Issuance of preferred stock	2,200	53,039	—	—	—	—	53,039
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	—	—	703	—	703
Preferred dividends declared	—	—	—	—	—	(1,601)	(1,601)
Common dividends declared	—	—	—	—	—	(99,726)	(99,726)
Balance, September 30, 2014	2,200	$53,039	51,142	$511	$1,198,324	$(59,597)	$1,192,277

Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$1,175,969
Net loss	—	—	—	—	—	(32,906)	(32,906)
Repurchase of common stock	—	—	(1,182)	(12)	(18,062)	—	(18,074)
Stock-based compensation	—	—	27	—	1,136	—	1,136
Preferred dividends declared	—	—	—	—	—	(3,351)	(3,351)
Common dividends declared	—	—	—	—	—	(71,182)	(71,182)
Balance, September 30, 2015	2,200	$53,039	50,010	$500	$1,181,634	$(183,581)	$1,051,592
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,906)	$141,350
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	22,719	26,586
Accretion of net discount on non-agency securities	(27,102)	(30,486)
Realization of cash flows from MSR	7,875	2,830
Unrealized loss (gain) on securities, MSR and derivatives, net	44,135	(40,879)
Realized loss on agency securities, net	5,552	8,396
Realized gain on non-agency securities, net	(6,405)	(31,795)
Realized loss on other derivatives and securities, net	55,560	14,004
Impairment of intangible asset	10,000	—
Stock-based compensation	1,136	703
Decrease in interest receivable	3,663	6,097
Decrease in other assets	6,977	20,119
Increase (decrease) in operating accounts payable and other accrued liabilities	3,022	(855)
Net cash flows from operating activities	94,226	116,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(1,186,729)	(343,694)
Purchases of non-agency securities	(870,777)	(571,871)
Purchases of MSR, net of purchase price adjustments	(4,177)	(87,820)
Proceeds from sale of agency securities	1,772,536	2,067,118
Proceeds from sale of non-agency securities	385,480	461,415
Principal collections on agency securities	401,626	418,891
Principal collections on non-agency securities	181,543	87,087
Net payments on reverse repurchase agreements	(477,373)	(722,707)
Purchases of U.S. Treasury securities	(4,224,798)	(1,909,460)
Proceeds from sale of U.S. Treasury securities	5,198,095	2,806,869
Proceeds from terminations of interest rate swaptions	—	17,525
Payment of premiums for interest rate swaptions	—	(1,552)
Decrease (increase) in restricted cash	5,276	(67,156)
Other investing cash flows, net	(51,887)	15,896
Net cash flows from investing activities	1,128,815	2,170,541
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(87,786)	(100,522)
Proceeds from preferred stock offerings, net of offering costs	—	53,039
Net payments for repurchase of common shares	(18,074)	(4,208)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	38,330,944	26,437,702
Repayments on repurchase agreements and Federal Home Loan Bank advances	(39,480,811)	(28,674,082)
Net cash used in financing activities	(1,255,727)	(2,288,071)
Net decrease in cash and cash equivalents	(32,686)	(1,460)
Cash and cash equivalents at beginning of the period	203,431	206,398
Cash and cash equivalents at end of period	$170,745	$204,938
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

Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiaries, American Capital Mortgage Investment TRS, LLC, Woodmont Insurance Co., LLC ("Woodmont") and American Capital Mortgage 2013, LLC and, in turn, its wholly-owned subsidiary Residential Credit Solutions, Inc. ("RCS"). Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities ("RMBS"), non-agency mortgage investments, other mortgage-related investments, and healthcare-related real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations ("CMOs") structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise ("GSE"), such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as Government National Mortgage Association ("Ginnie Mae"). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights ("MSR"), GSE credit risk transfer securities ("CRT"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans and mortgage-related derivatives. Healthcare-related real estate investments may include equity investments in properties subject to long-term triple-net leases with third party operators and debt investments in skilled nursing facility and senior housing properties secured by mortgages on the underlying real estate and personal property.
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager’s expertise to construct and manage a diversified investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments.
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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,460,707	$717,522	$3,178,229
Unamortized premium	118,685	37,324	156,009
Amortized cost	2,579,392	754,846	3,334,238
Gross unrealized gains	27,136	6,874	34,010
Gross unrealized losses	(7,804)	(3,921)	(11,725)
Agency RMBS, at fair value	$2,598,724	$757,799	$3,356,523

Weighted average coupon as of September 30, 2015	3.49%	3.57%	3.51%
Weighted average yield as of September 30, 2015	2.64%	2.70%	2.65%
Weighted average yield for the three months ended September 30, 2015	2.38%	2.34%	2.37%
Weighted average yield for the nine months ended September 30, 2015	2.53%	2.58%	2.54%

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,225,756	$29,780	$(11,725)	$3,243,811
Adjustable rate	108,482	4,230	—	112,712
Total	$3,334,238	$34,010	$(11,725)	$3,356,523

	December 31, 2014
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,333,348	$857,059	$4,190,407
Unamortized premium	141,252	43,070	184,322
Amortized cost	3,474,600	900,129	4,374,729
Gross unrealized gains	26,102	7,550	33,652
Gross unrealized losses	(18,575)	(5,667)	(24,242)
Agency RMBS, at fair value	$3,482,127	$902,012	$4,384,139

Weighted average coupon as of December 31, 2014	3.37%	3.50%	3.39%
Weighted average yield as of December 31, 2014	2.54%	2.65%	2.56%
Weighted average yield for the year ended December 31, 2014	2.48%	2.58%	2.50%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,252,616	$30,059	$(24,242)	$4,258,433
Adjustable rate	122,113	3,593	—	125,706
Total	$4,374,729	$33,652	$(24,242)	$4,384,139

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of September 30, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in thousands):

	September 30, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Greater than three years and less than or equal to five years	$970,357	$957,345	2.28%	3.25%	$1,528,121	$1,520,350	2.13%	3.05%
Greater than five years and less than or equal to 10 years	2,377,594	2,368,398	2.80%	3.62%	2,827,653	2,826,297	2.79%	3.58%
Greater than 10 years	8,572	8,495	3.07%	3.50%	28,365	28,082	3.12%	3.52%
Total	$3,356,523	$3,334,238	2.65%	3.51%	$4,384,139	$4,374,729	2.56%	3.39%
As of both September 30, 2015 and December 31, 2014, none of our agency RMBS had an estimated weighted average life of less than 3.2 years. As of both September 30, 2015 and December 31, 2014, the estimated weighted average life of our agency security portfolio was 6.8 years, which incorporates anticipated future prepayment assumptions. As of September 30, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency investment portfolio was 8.6% and 8.2%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from agency RMBS sold	$536,661	$400,042	$1,772,536	$2,067,118
Increase (decrease) in receivable for agency RMBS sold	(141,887)	(77,918)	67,055	(570,029)
Less agency RMBS sold, at cost	(394,599)	(321,439)	(1,845,143)	(1,505,485)
Net realized gain (loss) on sale of agency RMBS	$175	$685	$(5,552)	$(8,396)

Gross realized gains on sale of agency RMBS	$2,226	$1,552	$6,190	$9,382
Gross realized losses on sale of agency RMBS	(2,051)	(867)	(11,742)	(17,778)
Net realized gain (loss) on sale of agency RMBS	$175	$685	$(5,552)	$(8,396)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
Agency RMBS Pledged (1)	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,156,625	$695,633	$2,852,258
Accrued interest on pledged agency RMBS	5,958	1,957	7,915
Under Derivative Agreements
Fair value	5,548	2,172	7,720
Accrued interest on pledged agency RMBS	16	6	22
Under FHLB Advances
Fair value	271,524	49,296	320,820
Accrued interest on pledged agency RMBS	756	142	898
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,440,427	$749,206	$3,189,633
————————

(1)	Agency RMBS pledged do not include pledged amounts of $66.0 million under repurchase agreements related to agency RMBS sold but not yet settled as of September 30, 2015.

	December 31, 2014
Agency RMBS Pledged	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,395,257	$838,627	$4,233,884
Accrued interest on pledged agency RMBS	9,089	2,335	11,424
Under Derivative Agreements
Fair value	677	674	1,351
Accrued interest on pledged agency RMBS	2	2	4
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,405,025	$841,638	$4,246,663

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,238,132	$1,228,764	$3,387	$1,711,727	$1,707,149	$4,718
31 - 59 days	321,909	320,536	899	507,160	503,833	1,310
60 - 90 days	263,996	262,481	754	525,089	524,291	1,352
Greater than 90 days	1,028,221	1,023,705	2,875	1,489,908	1,489,667	4,044
Total	$2,852,258	$2,835,486	$7,915	$4,233,884	$4,224,940	$11,424

As of September 30, 2015 and December 31, 2014, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. As of September 30, 2015, all of our FHLB advances backed by agency RMBS had remaining maturities greater than 1 year.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$434,333	$9,843	$(1,769)	$426,259	$(23,131)	$449,390	3.44%	4.40%
CRT	207,287	—	(9,529)	216,816	3,996	212,820	4.05%	5.22%
Alt-A	448,859	32,585	(6,572)	422,846	(155,940)	578,786	1.62%	6.53%
Option-ARM	162,081	8,241	(5,032)	158,872	(36,923)	195,795	0.46%	5.60%
Subprime	227,026	3,317	(406)	224,115	(15,259)	239,374	3.28%	4.42%
Total	$1,479,586	$53,986	$(23,308)	$1,448,908	$(227,257)	$1,676,165	2.52%	5.28%
————————

(1)	Coupon rates are floating, except for $229.9 million, $26.6 million and $176.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of September 30, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$425,185	$413,074	5.23%	2.76%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	698,253	674,599	5.26%	2.13%	486,869	446,967	6.68%	1.29%
> 7 years	356,148	361,235	5.38%	3.02%	245,580	241,756	5.89%	2.43%
Total	$1,479,586	$1,448,908	5.28%	2.52%	$1,168,834	$1,111,123	5.92%	2.06%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $206.6 million as of September 30, 2015 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of September 30, 2015, Prime securities also include $227.7 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting between 2012 and 2015. As of September 30, 2015, our Prime securities have both fixed and floating rate coupons ranging from 0.8% to 6.5%, and have underlying collateral with weighted average coupons ranging from 2.4% to 5.7%.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac subject to their underwriting standards. As of September 30, 2015, our CRT securities have floating rate coupons ranging from 2.8% to 5.7%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2015.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2015, our Alt-A securities have both fixed and floating rate coupons ranging from 0.3% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2015, our Option-ARM securities have coupons ranging from 0.3% to 1.1% and have underlying collateral with weighted average coupons between 2.7% and 4.0%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of September 30, 2015, our Subprime securities issued prior to 2015 have a fair value of $99.6 million with fixed and floating rate coupons ranging from 0.3% to 5.2% and have underlying collateral with weighted-average coupons ranging from 4.4% to 5.9%. Additionally, we have classified certain non-performing loans that were securitized in 2014 and 2015 as Subprime securities. These securitizations are backed by loans originated during or before 2014 and, as of September 30, 2015, have a fair value of $127.4 million. As of September 30, 2015, our Subprime securities issued in 2014 and 2015 have fixed rate coupons ranging from 3.2% to 4.3% and have underlying collateral with weighted-average coupons ranging from 4.9% to 7.6%.

More than 83% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of September 30, 2015.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from non-agency securities sold	$166,502	$166,204	$385,480	$461,415
Increase in receivable for non-agency RMBS sold	—	10,514	—	10,514
Less: non-agency securities sold, at cost	(166,494)	(159,315)	(379,075)	(440,134)
Net realized gain on sale of non-agency securities	$8	$17,403	$6,405	$31,795

Gross realized gain on sale of non-agency securities	$1,769	$18,436	$8,662	$36,731
Gross realized loss on sale of non-agency securities	(1,761)	(1,033)	(2,257)	(4,936)
Net realized gain on sale of non-agency securities	$8	$17,403	$6,405	$31,795

Pledged Assets
Non-agency securities with a fair value of $1.3 billion and $0.9 billion were pledged as collateral under financing arrangements as of September 30, 2015 and December 31, 2014, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under financing arrangements by remaining maturity as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,042,281	$1,018,538	$1,369	$791,654	$770,604	$1,151
31 - 59 days	—	—	—	106,097	98,690	77
60 - 90 days	38,312	35,388	37	43,230	39,280	40
Greater than 90 days	233,416	231,188	677	—	—	—
Total	$1,314,009	$1,285,114	$2,083	$940,981	$908,574	$1,268

Note 6. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2015 and December 31, 2014, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

As of September 30, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$2,741,464	0.53%	260	$4,002,291	0.42%	245
Non-agency securities	837,769	1.70%	23	715,704	1.67%	20
U.S. Treasury securities (2)	226,157	0.43%	1	705,635	(0.13)%	7
Total repurchase agreements	$3,805,390	0.78%	192	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $67.8 million of repurchase agreements related to agency RMBS sold but not yet settled as of September 30, 2015.

(2)
Repurchase agreements borrowings secured by U.S. Treasury securities include $79.2 million of repurchase agreements related to U.S Treasury securities sold but not yet settled as of September 30, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,990,088	0.94%	17	$2,245,188	0.71%	13
> 1 to ≤ 2 months	342,811	0.49%	47	568,014	0.55%	45
> 2 to ≤ 3 months	283,189	0.66%	79	540,201	0.48%	74
> 3 to ≤ 6 months	348,145	0.66%	117	508,216	0.43%	142
> 6 to ≤ 9 months	—	—%	0	123,947	0.51%	246
> 9 to ≤ 12 months	100,000	0.61%	351	217,429	0.51%	327
> 12 months	515,000	0.69%	1132	515,000	0.63%	1405
Total	3,579,233	0.81%	204	4,717,995	0.61%	210

U.S. Treasury	226,157	0.43%	1	705,635	(0.13)%	7
Total repurchase agreements	$3,805,390	0.78%	192	$5,423,630	0.51%	190
We had repurchase agreements with 32 and 31 financial institutions as of September 30, 2015 and December 31, 2014, respectively. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 23% of our equity at risk as of September 30, 2015.

We had agency RMBS with fair values of $2.9 billion and $4.2 billion as of September 30, 2015 and December 31, 2014, respectively, and non-agency securities with fair values of $1.1 billion and $0.9 billion pledged as collateral against repurchase agreements as of September 30, 2015 and December 31, 2014, respectively.

Federal Home Loan Bank Advances

In April 2015, Woodmont was accepted for membership in the Federal Home Loan Bank ("FHLB") of Des Moines. As a member of the FHLB, Woodmont has access to a variety of products and services offered by the FHLB, including secured advances. The ability to borrow from the FHLB is subject to Woodmont's continued creditworthiness, pledging of sufficient eligible collateral to secure advances and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB.

As of September 30, 2015, Woodmont had $487.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.27%, a weighted average term to maturity of 4.9 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $320.8 million and $213.9 million in agency and non-agency securities, respectively, as of September 30, 2015.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Interest rate swaps	$—	$9,414
Interest rate swaptions	2,252	5,464
TBA securities	11,912	13,495
Interest only swaps	355	201
Derivative assets, at fair value	$14,519	$28,574

Interest rate swaps	$75,261	$73,052
TBA securities	1,511	1,863
Credit default swaps	1,528	—
U.S. Treasury futures	1,839	1,066
Derivative liabilities, at fair value	$80,139	$75,981

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(3,793)	$(23,540)	$(20,279)	$(5,226)	$—	$13,445
Interest rate swaptions	—	(1,273)	(1,085)	—	(719)	(514)
TBA securities	—	(251)	15,242	—	16,840	(15,004)
U.S. Treasuries	—	1,899	72	—	(222)	(145)
U.S. Treasury futures	—	(2,156)	(2,519)	—	(653)	559
Short sales of U.S. Treasuries	—	(3,389)	(11,729)	—	(2,964)	(377)
REIT equity investments	—	—	—	—	1,188	(1,375)
Mortgage options	—	—	—	—	234	108
Interest only swaps	—	513	439	—	—	—
Credit default swaps	—	459	1,545	—	—	—
Credit default option	—	14	(340)	—	—	—
Total	$(3,793)	$(27,724)	$(18,654)	$(5,226)	$13,704	$(3,303)

	For the Nine Months Ended September 30,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(12,537)	$(53,114)	$(13,103)	$(15,400)	$68	$(64,757)
Interest rate swaptions	—	(1,793)	(1,419)	—	(17,551)	(8,882)
TBA securities	—	13,249	(1,231)	—	22,832	(3,086)
U.S. Treasuries	—	10,993	(666)	—	2,536	12,293
U.S. Treasury futures	—	(4,934)	(773)	—	(4,630)	(2,202)
Short sales of U.S. Treasuries	—	(8,473)	(10,795)	—	(8,928)	(5,444)
REIT equity investments	—	—	—	—	8,675	502
Mortgage options	—	22	—	—	234	(32)
Interest only swaps	—	229	128	—	—	—
Credit default swaps	—	784	1,471	—	—	—
Credit default option	—	14	—	—	—	—
Total	$(12,537)	$(43,023)	$(26,388)	$(15,400)	$3,236	$(71,608)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the nine months ended September 30, 2015 and 2014 (in thousands):

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2015 Notional Amount
Interest rate swaps	$4,015,000	275,000	(2,000,000)	$2,290,000
Interest rate swaptions	$550,000	—	(150,000)	$400,000
TBA securities	$296,172	24,366,983	(24,132,682)	$530,473
U.S. Treasuries	$756,500	3,150,750	(3,759,750)	$147,500
U.S. Treasury futures	$(150,000)	450,000	(450,000)	$(150,000)
Short sales of U.S. Treasuries	$(228,500)	1,143,200	(1,514,700)	$(600,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(6,988)	$41,751
Credit default swaps	$—	99,500	(50,000)	$49,500
Credit default options	$—	50,000	(50,000)	$—

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2014 Notional Amount
Interest rate swaps	$3,240,000	875,000	(150,000)	$3,965,000
Interest rate swaptions	$2,100,000	275,000	(1,900,000)	$475,000
TBA securities	$(773,816)	15,525,174	(13,834,986)	$916,372
U.S. Treasuries	$656,000	832,570	(1,016,570)	$472,000
U.S. Treasury futures	$(150,000)	450,000	(450,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	1,085,500	(1,797,000)	$(734,500)
Mortgage options	$—	100,000	(200,000)	$(100,000)
Interest Rate Swap Agreements
As of September 30, 2015 and December 31, 2014, our derivative portfolio included interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our use of short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of September 30, 2015 and December 31, 2014, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		September 30, 2015		December 31, 2014
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$—	$—	$925,000	$9,414
Interest rate swap liabilities	Derivative liabilities, at fair value	2,290,000	(75,261)	3,090,000	(73,052)
		$2,290,000	$(75,261)	$4,015,000	$(63,638)

September 30, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(6,407)	1.09%	0.32%	2.1
> 3 to ≤ 5 years	550,000	(11,219)	1.72%	0.32%	3.7
> 5 to ≤ 7 years	625,000	(43,044)	3.16%	0.31%	6.1
> 7 years	250,000	(14,591)	2.71%	0.31%	8.2
Total	$2,290,000	$(75,261)	1.98%	0.32%	4.2

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.8 years from September 30, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.36% and 1.24% as of September 30, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
As of September 30, 2015, interest rate swaps with a notional amount of $1.2 billion and liability fair value of $(62.8) million were centrally cleared on a registered exchange.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$5,359	$1,439	0.2	$200,000	3.12%	9.6
> 3 to ≤ 12 months	1,308	7	0.5	100,000	4.13%	7.0
> 24 months	2,735	806	2.1	100,000	3.21%	5.0
Total / weighted average	$9,402	$2,252	0.8	$400,000	3.40%	7.8

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5
TBA Securities
As of September 30, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis, presented in the following table (in thousands):

	September 30, 2015		December 31, 2014
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$886,364	$10,751	$829,030	$8,226
Sale of TBA securities	(103,869)	1,161	(74,758)	5,269
Total TBA assets	782,495	11,912	754,272	13,495

TBA liabilities
Purchase of TBA securities	—	—	199,000	(595)
Sale of TBA securities	(252,022)	(1,511)	(657,100)	(1,268)
Total TBA liabilities	(252,022)	(1,511)	(458,100)	(1,863)
Total net TBA	$530,473	$10,401	$296,172	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $147.5 million and $758.6 million and a face amount of $147.5 million and $756.5 million as of September 30, 2015 and December 31, 2014, respectively, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had short positions in U.S. Treasury futures with a notional amount of $(150.0) million as of both September 30, 2015 and December 31, 2014. These short U.S. Treasury futures had fair values of $(1.8) million and $(1.1) million as of September 30, 2015 and December 31, 2014, respectively, and are presented in derivative assets (liabilities), at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of September 30, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of September 30, 2015.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
September 30, 2015
Interest rate swaps and swaptions (2)(3)	$2,252	$—	$2,252	$(1,444)	$(806)	$2
Receivable under reverse repurchase agreements	691,772	—	691,772	(631,135)	(60,637)	—
Total	$694,024	$—	$694,024	$(632,579)	$(61,443)	$2

December 31, 2014
Interest rate swaps and swaptions (2)	$14,878	$—	$14,878	$(5,192)	$(3,059)	$6,627
Receivable under reverse repurchase agreements	214,399	—	214,399	(214,399)	—	—
Total	$229,277	$—	$229,277	$(219,591)	$(3,059)	$6,627

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
September 30, 2015
Interest rate swaps (2)	$75,261	$—	$75,261	$(1,444)	$(73,817)	$—
Repurchase agreements	3,805,390	—	3,805,390	(631,135)	(3,174,255)	—
FHLB advances	487,900	—	487,900	—	(487,900)	—
Total	$4,368,551	$—	$4,368,551	$(632,579)	$(3,735,972)	$—

December 31, 2014
Interest rate swaps (2)	$73,052	$—	$73,052	$(5,192)	$(67,860)	$—
Repurchase agreements	5,423,630	—	5,423,630	(214,399)	(5,209,231)	—
Total	$5,496,682	$—	$5,496,682	$(219,591)	$(5,277,091)	$—
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

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $1.4 million as of September 30, 2015.

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

The following tables present our financial instruments carried at fair value as of September 30, 2015 and December 31, 2014, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,356,523	$—	$3,356,523
Non-agency securities	—	1,479,586	—	1,479,586
U.S. Treasury securities	147,454	—	—	147,454
Derivative assets	—	14,519	—	14,519
MSR assets	—	—	83,495	83,495
Total	$147,454	$4,850,628	$83,495	$5,081,577

Liabilities
Derivative liabilities	$—	$80,139	$—	$80,139
Obligation to return securities borrowed under reverse repurchase agreements	603,709	—	—	603,709
MSR financing liabilities	—	—	13,656	13,656
Total	$603,709	$80,139	$13,656	$697,504

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$4,384,139	$—	$4,384,139
Non-agency securities	—	1,168,834	—	1,168,834
U.S. Treasury securities	758,629	—	—	758,629
Derivative assets	—	28,574	—	28,574
MSR assets	—	—	93,640	93,640
Total	$758,629	$5,581,547	$93,640	$6,433,816

Liabilities
Derivative liabilities	$—	$75,981	$—	$75,981
Obligation to return securities borrowed under reverse repurchase agreements	230,136	—	—	230,136
MSR financing liabilities	—	—	14,003	14,003
Total	$230,136	$75,981	$14,003	$320,120
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of September 30, 2015.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(1,632)	(7,875)	(9,507)
Unrealized gains (losses)	1,285	(3,591)	(2,306)
Total net losses included in net income	(347)	(11,466)	(11,813)
Purchases, net of purchase price adjustments	—	1,668	1,668
Balance as of September 30, 2015	$13,656	$69,839	$83,495

	For the Nine Months Ended September 30, 2014
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Losses included in net income:
Realized losses	(968)	(2,830)	(3,798)
Unrealized losses	(170)	(3,705)	(3,875)
Total net losses included in net income	(1,138)	(6,535)	(7,673)
Purchases, net of purchase price adjustments	—	92,379	92,379
Balance as of September 30, 2014	$14,470	$85,844	$100,314
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

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
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of September 30, 2015 (dollars in thousands):

	September 30, 2015
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$13,656
Constant prepayment rate		4.0%	15.2%	37.2%
Constant default rate		2.5%	7.8%	30.9%
Discount rate		12.0%	12.0%	12.0%
Purchased MSR:	69,839
Constant prepayment rate		8.7%	8.9%	9.1%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.9%	9.3%
Total	$83,495
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
Note 10. Mortgage Servicing Rights
Our $83.5 million balance of MSR as of September 30, 2015 includes $13.7 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
RCS purchased the remaining $69.8 million of MSR under transactions qualifying for sale accounting, representing approximately 32 thousand underlying loans, with a combined unpaid principal balance of approximately $6.6 billion, as of September 30, 2015. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Beginning balance	$79,637	$—
Additions from purchases of MSR	1,668	93,414
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(3,591)	(3,705)
Other changes in fair value (1)	(7,875)	(2,830)
Other changes (2)	—	(1,035)
Ending balance	$69,839	$85,844
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

2.	Other changes includes purchase price adjustments related to contractual prepayment protection.

The following table presents the components of net servicing loss for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Servicing fee income	$8,312	$9,247	$24,046	$22,572
Incentive, ancillary and other income	3,264	3,834	10,722	11,462
Servicing income	11,576	13,081	34,768	34,034

Employee compensation and benefit costs	7,907	8,678	22,926	25,353
Facility costs	2,450	3,831	7,870	10,111
Realization of cash flows from MSR	2,642	1,728	7,875	2,830
Other servicing costs	2,581	1,976	8,478	6,567
Servicing expense	15,580	16,213	47,149	44,861

Net servicing loss	$(4,004)	$(3,132)	$(12,381)	$(10,827)
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
Note 11. Other Assets
The following table summarizes our other assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Property and equipment, at cost	$4,969	$4,809
Accumulated depreciation	(2,932)	(1,877)
Net property and equipment	2,037	2,932
Servicing advances	21,652	24,393
FHLB membership stock	19,526	—
Prepaid expenses	5,762	7,089
Intangible asset	5,000	15,000
Other	4,039	6,052
Total other assets	$58,016	$55,466
Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

Federal Home Loan Bank Membership Stock

As a condition of our membership in the FHLB of Des Moines, we are obligated to purchase membership and activity-based stock in the FHLB based upon the aggregate amount of advances. As of September 30, 2015, we held $19.5 million of membership and activity-based stock. FHLB stock is carried at cost, which equals par value, and can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
Impairment of Intangible Asset

During the three months ended September 30, 2015, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including the current secondary market for mortgage servicing rights. The fair value of intangible assets of $5.0 million as of September 30, 2015 was estimated based upon a combination of internal models and third party inputs and is considered a Level 3 measurement.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Cash collateral held on derivatives	$821	$2,298
Due to manager	1,803	1,763
Swaption premium payable	—	520
Payable for MSR purchased	171	2,680
Accrued interest	5,975	4,642
MSR, at fair value (1)	13,656	14,003
Other accounts payable and accrued expenses	18,017	15,501
Total accounts payable and other accrued liabilities	$40,443	$41,407
——————

(1)
MSR financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of September 30, 2015, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2015, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

Our Board of Directors adopted a program that authorizes repurchases of our common stock up to a specified amount. In
October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and nine months ended September 30, 2015, we repurchased approximately 1.2 million shares of our common stock at an average repurchase price of $15.29 per share, including expenses, totaling $18.1 million. As of September 30, 2015, we had $116.9 million authorized for additional repurchases of our common stock.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan") to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units ("RSU") and unrestricted stock. We issued 27,244 shares of common stock related to the time vesting of RSU awards during the nine months ended September 30, 2015. We issued 22,839 shares of common stock related to the time vesting of RSU awards during the year ended December 31, 2014.

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

The following summarizes the net income per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares calculation:
Basic weighted average common shares outstanding	50,815	51,142	51,052	51,185
Effect of stock based compensation	13	16	12	7
Diluted weighted average common shares outstanding	50,828	51,158	51,064	51,192
Net income (loss) available to common shareholders	$(25,129)	$7,176	$(36,257)	$139,749
Net income (loss) per common share — basic and diluted	$(0.49)	$0.14	$(0.71)	$2.73

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
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the accessibility of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to leverage our investment portfolio appropriately. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, and regulations or legal settlements that impact other real estate-related activities.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified real estate-related investment portfolio by identifying investments that, when properly financed and hedged, produce attractive returns across a variety of market conditions and economic cycles, when compared to the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged portfolio of real estate-related investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the real estate-related investments market;

•	manage financing, interest rate, prepayment rate and credit risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and credit risks and certain risks related to our healthcare-related real estate investments to the extent that our Manager deems prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, extension or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or would negatively impact our REIT status.

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

•
Risks Related to Potential Healthcare-Related Real Estate Investments. For the healthcare-related real estate investments in which we may invest, we would be exposed to the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or of the borrower to make principal and interest payments. As such, our healthcare-related investments will be heavily dependent upon the successful operation of the facilities by our third party partners. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We will seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

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
Trends and Recent Market Impacts
The first three quarters of 2015 were challenging for the entire fixed income market as global economic weakness, particularly in Europe and China, created uncertainty for the U.S. economic and interest rate outlook. This uncertainty fueled interest rate volatility and wider spreads between most fixed income securities and benchmark interest rates. Against this backdrop, we prioritized risk management, operating with lower leverage and a smaller net duration gap (the difference between the estimated interest rate sensitivity of our assets and our liabilities and hedges), thereby preserving our ability to take advantage of potential future opportunities that we believe could enhance our longer-term earnings potential.
First Quarter Highlights
During the first quarter, U.S. interest rates declined, consistent with the general decline in interest rates across the globe. The yield on the 10-year U.S. Treasury note fell 24 basis points ("bps") to end the first quarter at 1.93%. Despite the modest aggregate decline in interest rates, intra-quarter swings were extreme by historical standards. The yield on the 10-year U.S. Treasury note fell 50 bps in January, increased 60 bps in February and early March, and ended the quarter with another 30 bps decline.
Prior to the first quarter of 2015, we made several changes to the composition of our asset and hedge portfolios that were intended to mitigate the negative impact of interest rate volatility. In particular, we reduced our exposure to higher coupon, generic agency MBS; lowered our net duration gap; and reduced leverage. During the first quarter, we maintained a net duration gap of less than one year and further reduced our “at risk” leverage, inclusive of our net TBA position, to 4.5x as of March 31, 2015. Together, these actions, combined with the strong performance of agency and non-agency securities, drove our aggregate economic return of 2.7% for the first quarter, comprised of $0.50 of dividends per common share and a $0.09 increase in our net book value per common share.
Non-agency securities performed well during the first quarter of 2015 as a result of moderate national house price appreciation and favorable market dynamics due to the shrinking supply of legacy non-agency securities. In response to these favorable market conditions, we increased our non-agency portfolio to $1.3 billion as of March 31, 2015 from $1.2 billion as of December 31, 2014, driven in large part by our increased investment allocation to GSE credit risk transfer ("CRT") securities. We opportunistically increased our investments in CRT securities to approximately 15% of our non-agency portfolio as of March 31, 2015, compared to approximately 9% at the beginning of 2015.
Second Quarter Highlights
Interest rates increased in the second quarter, more than reversing the decline in the first quarter. The yield curve also steepened appreciably during the quarter. The 10-year U.S. Treasury rate ended the quarter at 2.33%, 40 bps higher than March 31, 2015 and 16 bps higher than December 31, 2014. The spread between 2- and 10-year U.S. Treasury rates increased 32 bps to 169 bps as of June 30, 2015. Despite the yield curve steepening, option adjusted spreads (“OAS”), or the spread between agency MBS and other benchmark interest rates adjusted for the cost of the embedded prepayment optionality inherent in agency MBS, widened significantly during the second quarter.
Our "at risk" leverage declined to 4.1x as of June 30, 2015, our lowest leverage level since our initial public offering. Consistent with the reduction in our overall leverage level, we reduced the size of our agency investment portfolio to $3.5 billion as of June 30, 2015, from $4.7 billion as of December 31, 2014. Additionally, we increased our agency portfolio allocation to 30-year fixed rate securities up to 66% as of June 30, 2015, from 50% as of December 31, 2014 and decreased our agency portfolio allocation to 15-year fixed rate securities down to 25% as of June 30, 2015 from 43% as of December 31, 2014. Our interest rate risk position remained relatively low during the second quarter, but ended the quarter with a net duration gap in excess of one year. The increase in our net duration gap as of June 30, 2015 was primarily due to the extension in asset durations resulting from the increase in long term interest rates that occurred in the second quarter.
U.S. housing indicators remained positive in the second quarter, with home price appreciation, new and existing home sales, and household formation all showing year-over-year improvement. As a result, legacy RMBS performed well on both an absolute and relative basis during the quarter. Despite strong underlying credit fundamentals, CRT securities performed relatively poorly during the quarter as the issuance of new securities resulted in significant intra-quarter spread volatility.
In response to favorable housing market conditions, we increased our non-agency portfolio to $1.5 billion as of June 30, 2015 from $1.2 billion as of December 31, 2014, driven in large part by our increased investment allocation to CRT securities and investments in jumbo prime AAA securities. Our allocation to Prime securities increased significantly in the second quarter as we acquired $219 million of jumbo prime AAA securities, funded with advances from the Federal Home Loan Bank of Des Moines. The Jumbo AAA securities that we purchased are backed by collateral with strong credit characteristics and benefit from structural credit enhancement. These instruments also have prepayment and interest rate characteristics similar to agency MBS. During the quarter, we also reduced our exposure to Alt-A, Option ARM and subprime mortgages.
MTGE’s economic return for the second quarter was (3.7)%, comprised of a book value loss of $(1.30) and dividends paid of $0.50 per common share. The decline in our book value was driven by the combination of wider OAS and the steepening of the yield curve that occurred during the quarter.
Third Quarter Highlights
Interest rates declined and the yield curve flattened moderately during the third quarter. The yield on the 10-year U.S. Treasury note fell 27 bps to 2.06%, while the yield on the 2-year U.S. Treasury note remained unchanged during the quarter. More importantly, the benchmark swap rates significantly out performed U.S. Treasury rates. As a result, the spread on agency MBS relative to our interest rate swap hedges widened materially during the quarter, driving a $(0.77) per common share decline in our net book value to $19.93 per common share as of September 30, 2015. Including $0.40 in dividends per common share, economic return for the quarter was a loss of (1.8)%.
Given the cumulative spread widening during the second and third quarters, we chose to increase our “at risk” leverage to 4.7x as of September 30, 2015, with the majority of our asset purchases concentrated in 30-year MBS, as we continued to reduce our position in shorter duration, lower yielding 15-year MBS. Our net duration gap decreased to less than one year as of September 30, 2015, driven by our larger hedge portfolio and the significant decline in swap rates and corresponding reduction in our asset duration.
Key U.S. housing indicators, such as house prices, home sales and household formation, improved in the third quarter. Despite these favorable housing trends, our non-agency portfolio was negatively impacted by spread widening associated with the broader fixed income market. The composition of our non-agency portfolio was relatively unchanged during the quarter.
Share Repurchases
During the third quarter, we repurchased 1.2 million shares of our common stock at an average price of $15.29 per common share, totaling approximately $18.1 million, including expenses. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 9.3 million shares of our outstanding common stock for total consideration of approximately $183.1 million, including expenses. As of September 30, 2015, we had $116.9 million available under our current Board of Director authorization for repurchases of our common stock. In October 2015, our Board of Directors extended its authorization through December 31, 2016.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since September 30, 2014.

Interest Rate / Security (1)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
LIBOR:
1-Month	0.19%	0.19%	0.18%	0.17%	0.16%
3-Month	0.33%	0.28%	0.27%	0.26%	0.24%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.64%	0.64%	0.56%	0.67%	0.58%
5-Year U.S. Treasury	1.37%	1.63%	1.37%	1.65%	1.78%
10-Year U.S. Treasury	2.06%	2.33%	1.93%	2.17%	2.51%
Interest Rate Swap Rates:
2-Year Swap Rate	0.76%	0.89%	0.81%	0.89%	0.83%
5-Year Swap Rate	1.40%	1.77%	1.53%	1.77%	1.95%
10-Year Swap Rate	2.01%	2.44%	2.03%	2.29%	2.65%
30-Year Fixed Rate Agency Price:
3.5%	$104.31	$103.02	$105.05	$104.28	$102.23
4.0%	$106.67	$105.91	$106.92	$106.75	$105.41
4.5%	$108.41	$108.09	$109.08	$108.56	$107.91
15-Year Fixed Rate Agency Price:
2.5%	$101.94	$101.17	$102.71	$101.81	$100.55
3.0%	$104.11	$103.57	$104.83	$103.91	$102.98
3.5%	$105.61	$105.44	$106.09	$105.61	$105.11
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
30-Year Lower Loan Balance (3):
3.0%	$0.23	$0.20	$0.27	$0.34	$0.38
3.5%	$0.75	$0.50	$0.88	$0.45	$0.37
4.0%	$1.52	$0.98	$1.91	$0.98	$0.67
30-Year HARP (4):
3.5%	$0.09	$0.08	$0.17	$0.05	$0.01
4.0%	$0.59	$0.53	$0.89	$0.30	$0.15
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Our subsidiary, Residential Credit Solutions, Inc. ("RCS"), is a fully-licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to hold and manage MSR and residential mortgage loans. During the first three quarters of 2015, we continued to integrate the servicing platform into the broader MTGE operations, implement cost savings opportunities and focus on servicing performing conforming loans. While net servicing losses incurred since our acquisition of RCS are due largely to sub-scale servicing volumes, we continue to be cautious in our acquisition of MSR, as the risk-adjusted returns for these assets remain unattractive in our judgment. As of September 30, 2015, we held MSR with a fair value of $83.5 million, down from $93.6 million as of December 31, 2014, due primarily to portfolio runoff, partially offset by unrealized gains. Additionally, during the third quarter, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including the current secondary market for mortgage servicing rights.
As we look forward, if spreads on agency and non-agency RMBS continue to widen or if interest rate volatility returns to more normal levels, we would expect to opportunistically reposition our portfolio toward more normal risk levels, which would likely mean increasing leverage and/or increasing our net duration gap, potentially improving our expected return on equity.
For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.
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

FINANCIAL CONDITION
As of September 30, 2015, our investment portfolio with a fair value of $5.5 billion was comprised of $3.4 billion of agency RMBS, $0.5 billion in net long TBA positions, $1.5 billion of non-agency securities and $0.1 billion of MSR.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2015, our TBA position with a net long notional of $0.5 billion had a net carrying value of $10.4 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The table below presents our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands, except per share amounts):

	September 30, 2015	December 31, 2014
Balance Sheet Data:
Total agency and non-agency securities	$4,836,109	$5,552,973
Total assets	$6,257,997	$7,031,252
Total repurchase agreements and advances	$4,293,290	$5,423,630
Total liabilities	$5,206,405	$5,855,283
Total stockholders’ equity	$1,051,592	$1,175,969
Net book value per common share	$19.93	$21.91

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,598,724	$2,579,392	$2,460,707	3.49%	2.64%
Freddie Mac	757,799	754,846	717,522	3.57%	2.70%
Agency RMBS total	3,356,523	3,334,238	3,178,229	3.51%	2.65%
Non-agency securities	1,479,586	1,448,908	1,676,165	2.52%	5.28%
Total	$4,836,109	$4,783,146	$4,854,394	3.17%	3.45%

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,482,127	$3,474,600	$3,333,348	3.37%	2.54%
Freddie Mac	902,012	900,129	857,059	3.50%	2.65%
Agency RMBS total	4,384,139	4,374,729	4,190,407	3.39%	2.56%
Non-agency securities	1,168,834	1,111,123	1,373,652	2.06%	5.92%
Total	$5,552,973	$5,485,852	$5,564,059	3.06%	3.24%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 9% and 8% as of September 30, 2015 and December 31, 2014, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, both the weighted average agency RMBS portfolio yield and the weighted average projected CPR increased slightly from December 31, 2014 to September 30, 2015. The increase in average agency yield was due primarily to a rebalancing in favor of 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of September 30, 2015 (dollars in thousands):

	September 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$153,060	$150,472	$149,237	2.27%	9%
3.0%	336,847	332,308	322,325	2.21%	9%
3.5%	348,140	343,867	328,052	2.32%	10%
4.0%	166,725	165,575	155,688	2.19%	11%
4.5%	14,214	14,316	13,450	2.64%	11%
≤ 15-year total	1,018,986	1,006,538	968,752	2.26%	10%
20-year
3.0%	75,155	74,976	72,619	2.33%	10%
3.5%	103,222	100,879	97,818	2.88%	9%
4.0%	4,458	4,354	4,136	2.70%	13%
5.0%	2,217	2,199	2,011	2.20%	19%
20-year total	185,052	182,408	176,584	2.64%	9%
30-year
3.0%	53,914	52,826	52,629	3.01%	—%
3.5%	1,124,295	1,127,336	1,070,899	2.74%	7%
4.0%	766,061	763,097	713,247	2.94%	9%
4.5%	73,976	72,571	67,197	3.20%	9%
30-year total	2,018,246	2,015,830	1,903,972	2.84%	8%
Pass through agency RMBS	3,222,284	3,204,776	3,049,308	2.64%	8%
Agency CMO	21,527	20,980	18,811	2.89%	7%
Total fixed-rate agency RMBS	3,243,811	3,225,756	3,068,119	2.65%	8%
Adjustable rate agency RMBS	112,712	108,482	110,110	2.83%	15%
Total agency RMBS	$3,356,523	$3,334,238	$3,178,229	2.65%	9%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 88% (not including our net long TBA position) as of September 30, 2015 as detailed in the following table (dollars in thousands):

	September 30, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$915,833	$911,868	$869,289	3.58%	2.84%	7%
Lower loan balance (2)	1,929,376	1,918,961	1,822,807	3.51%	2.53%	9%
Other	377,075	373,947	357,212	3.68%	2.76%	9%
Pass through agency RMBS	3,222,284	3,204,776	3,049,308	3.55%	2.64%	8%
Agency CMO	21,527	20,980	18,811	3.05%	2.89%	7%
Total fixed-rate agency RMBS	3,243,811	3,225,756	3,068,119	3.54%	2.65%	8%
Adjustable rate agency RMBS	112,712	108,482	110,110	2.57%	2.83%	15%
Total agency RMBS	$3,356,523	$3,334,238	$3,178,229	3.51%	2.65%	9%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 119% and 124% for 15-year and 30-year securities, respectively, as of September 30, 2015. Includes $493.4 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $105,752 and $87,203 for 15-year and 30-year securities, respectively, as of September 30, 2015.

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

TBA Investments
As of September 30, 2015 and December 31, 2014, we had contracts to purchase ("long position") and sell ("short position") TBA securities on a forward basis. The following tables summarize our net long and (short) TBA positions as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$(42,173)	$(42,791)	$(42,990)	$(199)
3.0%	(142,470)	(147,268)	(148,324)	(1,056)
3.5%	(67,379)	(70,902)	(71,158)	(256)
Subtotal	(252,022)	(260,961)	(262,472)	(1,511)
30-Year
3.0%	467,300	464,846	472,594	7,748
3.5%	82,729	82,808	85,800	2,992
4.0%	232,466	246,803	247,975	1,172
Subtotal	782,495	794,457	806,369	11,912
Portfolio total	$530,473	$533,496	$543,897	$10,401

	December 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$169,660	$171,059	$172,756	$1,697
3.0%	178,000	185,601	184,983	(618)
3.5%	(69,778)	(73,720)	(73,673)	47
Subtotal	277,882	282,940	284,066	1,126
30-Year
3.0%	556,200	556,494	562,478	5,984
3.5%	83,770	86,848	87,357	509
4.0%	(609,180)	(652,752)	(648,713)	4,039
4.5%	(12,500)	(13,545)	(13,571)	(26)
Subtotal	18,290	(22,955)	(12,449)	10,506
Portfolio total	$296,172	$259,985	$271,617	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

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
The following tables summarize our non-agency securities portfolio as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$434,333	$9,843	$(1,769)	$426,259	$(23,131)	$449,390	3.44%	4.40%
CRT	207,287	—	(9,529)	216,816	3,996	212,820	4.05%	5.22%
Alt-A	448,859	32,585	(6,572)	422,846	(155,940)	578,786	1.62%	6.53%
Option-ARM	162,081	8,241	(5,032)	158,872	(36,923)	195,795	0.46%	5.60%
Subprime	227,026	3,317	(406)	224,115	(15,259)	239,374	3.28%	4.42%
Total	$1,479,586	$53,986	$(23,308)	$1,448,908	$(227,257)	$1,676,165	2.52%	5.28%
————————

(1)
Coupon rates are floating, except for $229.9 million, $26.6 million and $176.4 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of September 30, 2015.

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

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015				December 31, 2014
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Yield	Weighted Average Coupon
≤ 5 years	$425,185	$413,074	5.23%	2.76%	$436,385	$422,400	5.15%	2.85%
> 5 to ≤ 7 years	698,253	674,599	5.26%	2.13%	486,869	446,967	6.68%	1.29%
> 7 years	356,148	361,235	5.38%	3.02%	245,580	241,756	5.89%	2.43%
Total	$1,479,586	$1,448,908	5.28%	2.52%	$1,168,834	$1,111,123	5.92%	2.06%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of September 30, 2015 and December 31, 2014, other than $214 million in Prime, fixed-rate, jumbo AAA securities purchased during the second and third quarters of 2015, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of September 30, 2015 and December 31, 2014:

Credit Rating (1)	September 30, 2015	December 31, 2014
AAA	14%	—%
BBB	2%	1%
BB	4%	4%
B	5%	5%
Below B	38%	53%
Not Rated	37%	37%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios ("LTV") of 78% and 75% as of September 30, 2015 and December 31, 2014. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of September 30, 2015 and December 31, 2014, 17% and 21%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 13% and 9% as of September 30, 2015 and December 31, 2014, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2015 and December 31, 2014 (fair value dollars in thousands):

September 30, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$434,333	$92.28	63	71%	749	4%	15%
CRT	207,287	100.08	21	77%	757	—%	11%
Alt-A	448,859	67.75	120	76%	712	15%	14%
Option-ARM	162,081	76.11	116	75%	707	21%	11%
Subprime	227,026	94.06	110	98%	580	58%	28%
Total	$1,479,586	$82.39	88	78%	708	17%	16%

December 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$178,215	$82.45	114	73%	734	8%	15%
CRT	104,123	103.95	19	73%	761	—%	8%
Alt-A	486,254	68.79	111	76%	712	17%	9%
Option-ARM	173,727	76.12	107	75%	707	23%	8%
Subprime	226,515	87.50	111	78%	615	48%	9%
Total	$1,168,834	$79.35	103	75%	700	21%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of September 30, 2015 and December 31, 2014:

	% of Non-Agency Portfolio
	September 30, 2015	December 31, 2014
California	36%	37%
Florida	8%	9%
New York	5%	5%
Virginia	4%	4%
New Jersey	4%	3%
Maryland	4%	4%
Total	61%	62%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of September 30, 2015, our purchased MSR had a fair market value of $69.8 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unpaid principal balance (in thousands)	$6,591,510	$7,136,994
Number of loans	32,096	33,911
Average Loan Size (in thousands)	$205	$210
Average Loan Age (months)	31	23
Average Coupon	3.79%	3.80%
Average Original Loan-to-Value	75%	75%
Average Original FICO	760	760
60+ delinquencies	0.19%	0.12%

Financing and Hedging
As of September 30, 2015 and December 31, 2014, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities (1)	$2,741,464	0.53%	260	$4,002,291	0.42%	245
Non-agency securities	837,769	1.70%	23	715,704	1.67%	20
U.S. Treasury securities (2)	226,157	0.43%	1	705,635	(0.13)%	7
Total repurchase agreements	3,805,390	0.78%	192	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by agency securities include $67.8 million of repurchase agreements related to agency RMBS sold but not yet settled as of September 30, 2015.

(2)
Repurchase agreements borrowings secured by U.S. Treasury securities include $79.2 million of repurchase agreements related to U.S. Treasury securities sold but not yet settled as of September 30, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,990,088	0.94%	17	$2,245,188	0.71%	13
> 1 to ≤ 2 months	342,811	0.49%	47	568,014	0.55%	45
> 2 to ≤ 3 months	283,189	0.66%	79	540,201	0.48%	74
> 3 to ≤ 6 months	348,145	0.66%	117	508,216	0.43%	142
> 6 to ≤ 9 months	—	—%	0	123,947	0.51%	246
> 9 to ≤ 12 months	100,000	0.61%	351	217,429	0.51%	327
> 12 months	515,000	0.69%	1132	515,000	0.63%	1405
Total	3,579,233	0.81%	204	4,717,995	0.61%	210

U.S. Treasury	226,157	0.43%	1	705,635	(0.13)%	7
Total repurchase agreements	$3,805,390	0.78%	192	$5,423,630	0.51%	190

In April 2015, our wholly owned subsidiary, Woodmont Insurance Co., LLC ("Woodmont"), was accepted for membership in the Federal Home Loan Bank ("FHLB") of Des Moines. As a member of the FHLB, Woodmont has access to a variety of products and services offered by the FHLB, including secured advances.

As of September 30, 2015, Woodmont had $487.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.27%, a weighted average term to maturity of 4.9 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $320.8 million and $213.9 million in agency and non-agency securities, respectively, as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

September 30, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(6,407)	1.09%	0.32%	2.1
> 3 to ≤ 5 years	550,000	(11,219)	1.72%	0.32%	3.7
> 5 to ≤ 7 years	625,000	(43,044)	3.16%	0.31%	6.1
> 7 years	250,000	(14,591)	2.71%	0.31%	8.2
Total	$2,290,000	$(75,261)	1.98%	0.32%	4.2

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.8 years from September 30, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.36% and 1.24% as of September 30, 2015 and December 31, 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
The following tables present certain information about our interest rate swaption agreements as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	5,359	1,439	0.2	200,000	3.12%	9.6
> 3 to ≤ 12 months	1,308	7	0.5	100,000	4.13%	7.0
> 24 months	2,735	806	2.1	100,000	3.21%	5.0
Total / weighted average	$9,402	$2,252	0.8	$400,000	3.40%	7.8

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

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

The table below presents our consolidated statements of operations during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Agency securities	$19,988	$27,208	$75,455	$92,939
Non-agency securities	19,760	16,324	54,414	47,794
Other	67	114	197	247
Interest expense	(7,586)	(6,407)	(22,601)	(21,808)
Net interest income	32,229	37,239	107,465	119,172

Servicing:
Servicing income	11,576	13,081	34,768	34,034
Servicing expense	(15,580)	(16,213)	(47,149)	(44,861)
Net servicing loss	(4,004)	(3,132)	(12,381)	(10,827)

Other gains (losses):
Realized gain (loss) on agency securities, net	175	685	(5,552)	(8,396)
Realized gain on non-agency securities, net	8	17,403	6,405	31,795
Realized loss on periodic settlements of interest rate swaps, net	(3,793)	(5,226)	(12,537)	(15,400)
Realized gain (loss) on other derivatives and securities, net	(27,724)	13,704	(43,023)	3,236
Unrealized gain (loss) on agency securities, net	32,583	(18,446)	12,877	127,447
Unrealized loss on non-agency securities, net	(13,104)	(21,103)	(27,033)	(11,255)
Unrealized loss on other derivatives and securities, net	(18,654)	(3,303)	(26,388)	(71,608)
Unrealized loss on mortgage servicing rights	(5,260)	(3,076)	(3,591)	(3,705)
Impairment of intangible asset	(10,000)	—	(10,000)	—
Total other gains (losses), net	(45,769)	(19,362)	(108,842)	52,114

Expenses:
Management fees	4,250	4,544	13,183	13,169
General and administrative expenses	1,845	1,908	5,923	5,584
Total expenses	6,095	6,452	19,106	18,753

Income (loss) before provision for income tax	(23,639)	8,293	(32,864)	141,706
Provision for excise and income tax	(373)	—	(42)	(356)
Net income (loss)	(24,012)	8,293	(32,906)	141,350
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(1,601)
Net income (loss) available to common shareholders	$(25,129)	$7,176	$(36,257)	$139,749

Weighted average number of common shares outstanding — basic	50,815	51,142	51,052	51,185
Weighted average number of common shares outstanding — diluted	50,828	51,158	51,064	51,192

Net income (loss) per common share — basic and diluted	$(0.49)	$0.14	$(0.71)	$2.73

Dividend declared per common share	$0.40	$0.65	$1.40	$1.95

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,370,767	2.37%	$19,988	$4,323,399	2.52%	$27,208
Non-agency securities	1,429,926	5.53%	19,760	987,963	6.61%	16,324
Total	$4,800,693	3.31%	$39,748	$5,311,362	3.28%	$43,532

	For the Nine Months Ended September 30,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,965,416	2.54%	$75,455	$4,919,835	2.52%	$92,939
Non-agency securities	1,308,900	5.54%	54,414	947,449	6.73%	47,794
Total	$5,274,316	3.28%	$129,869	$5,867,284	3.20%	$140,733
——————

(1)	Does not include TBA dollar roll income reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30, 2015 vs 2014			For the Nine Months Ended September 30, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$(7,220)	$(5,721)	$(1,499)	$(17,484)	$(18,166)	$682
Non-agency securities	3,436	5,418	(1,982)	6,620	12,283	(5,663)
Total	$(3,784)	$(303)	$(3,481)	$(10,864)	$(5,883)	$(4,981)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(7.2) million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and by $(17.5) million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due mainly to reduced average balances resulting from lower average leverage. Interest income on non-agency securities increased by $3.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and by $6.6 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.6% and 8.2% as of September 30, 2015 and December 31, 2014, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 11.0% and 8.9% for the three months ended September 30, 2015 and 2014, respectively, and 9.5% and 7.7% for the nine months ended September 30, 2015 and 2014, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(8.2) million and $(7.9) million for the three months ended September 30, 2015 and 2014, respectively, and $(22.7) million and $(26.6) million for the nine months ended September 30, 2015 and 2014, respectively. The change in our weighted average CPR estimates resulted in the recognition of "catch up" premium amortization benefit (expense) of approximately $(1.6) million and $(0.8) million for the three months ended September 30, 2015 and 2014, respectively, and $(0.1) million and $(1.9) million for the nine months ended September 30, 2015 and 2014, respectively. The amortized cost basis of our agency RMBS portfolio was 104.9% and 104.4% of par value as of September 30, 2015 and December 31, 2014, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $156.0 million and $184.3 million as of September 30, 2015 and December 31, 2014, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $9.4 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively, and $27.1 million and $30.5 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted average cost basis of the non-agency portfolio was 86.4% and 80.9% of par as of September 30, 2015 and December 31, 2014, respectively. The total net discount remaining was $227.3 million and $262.5 million, with $113.7 million and $135.9 million designated as credit reserves as of September 30, 2015 and December 31, 2014, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.7x and 4.6x our stockholders’ equity less investments in RCS as of September 30, 2015 and December 31, 2014, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and advances balances outstanding and average leverage ratios for the quarterly periods since September 30, 2014 (dollars in thousands):

	Repurchase Agreements and Advances (1) (2)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2015	$4,118,008	$4,921,925	$4,067,133	0.74%	4.1x	4.2x	4.7x
June 30, 2015	$4,664,051	$4,994,918	$4,532,751	0.66%	4.4x	4.2x	4.1x
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities and includes advances from the Federal Home Loan Bank collateralized by non-agency securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period less investment in RCS.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investment in RCS.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end less our investment in RCS.

Adjusted leverage included in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2015, we had a net long TBA position with both a notional value and underlying cost basis of $0.5 billion.

Interest Expense and Cost of Funds
Interest expense of $7.6 million and $6.4 million for the three months ended September 30, 2015 and 2014, respectively, and $22.6 million and $21.8 million for the nine months ended September 30, 2015 and 2014, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $3.8 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively, and $12.5 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$4,118,008	0.73%	$7,586	$4,524,189	0.56%	$6,407
Interest rate swaps	1,521,250	0.99%	3,793	2,065,000	1.00%	5,226
Total adjusted cost of funds		1.09%	$11,379		1.02%	$11,633

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$4,589,036	0.66%	$22,601	$5,117,839	0.57%	$21,808
Interest rate swaps	1,622,500	1.03%	12,537	2,077,500	0.99%	15,400
Total adjusted cost of funds		1.02%	$35,138		0.97%	$37,208
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30, 2015 vs 2014			For the Nine Months Ended September 30, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements and FHLB advances	$1,179	$(502)	$1,681	$793	$(1,555)	$2,348
Interest rate swaps	(1,433)	(1,357)	(76)	(2,863)	(3,550)	687
Total adjusted cost of funds	$(254)	$(1,859)	$1,605	$(2,070)	$(5,105)	$3,035
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The decreases in our adjusted cost of funds of $(0.3) million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $(2.1) million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, were attributable to a combination of lower average financing balances and swap notional amounts, partially offset by an increase in repurchase agreement rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Servicing fee income	$8,312	$9,247	$24,046	$22,572
Incentive, ancillary and other income	3,264	3,834	10,722	11,462
Servicing income	11,576	13,081	34,768	34,034

Employee compensation and benefit costs	7,907	8,678	22,926	25,353
Facility costs	2,450	3,831	7,870	10,111
Realization of cash flows from MSR	2,642	1,728	7,875	2,830
Other servicing costs	2,581	1,976	8,478	6,567
Servicing expense	15,580	16,213	47,149	44,861

Net servicing loss	$(4,004)	$(3,132)	$(12,381)	$(10,827)

As of September 30, 2015, RCS managed a servicing portfolio of approximately 64,000 loans, representing approximately $13 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and nine months ended September 30, 2015 and 2014 were largely driven by a reduction in our on-balance sheet agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains and losses on agency RMBS during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from agency RMBS sold	$536,661	$400,042	$1,772,536	$2,067,118
Increase (decrease) in receivable for agency RMBS sold	(141,887)	(77,918)	67,055	(570,029)
Less agency RMBS sold, at cost	(394,599)	(321,439)	(1,845,143)	(1,505,485)
Net realized gain (loss) on sale of agency RMBS	$175	$685	$(5,552)	$(8,396)

Gross realized gains on sale of agency RMBS	$2,226	$1,552	$6,190	$9,382
Gross realized losses on sale of agency RMBS	(2,051)	(867)	(11,742)	(17,778)
Net realized gain (loss) on sale of agency RMBS	$175	$685	$(5,552)	$(8,396)
The following table is a summary of our net realized gains on non-agency securities during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from non-agency securities sold	$166,502	$166,204	$385,480	$461,415
Increase in receivable for non-agency securities sold	—	10,514	—	10,514
Less: non-agency securities sold, at cost	(166,494)	(159,315)	(379,075)	(440,134)
Net realized gain on sale of non-agency securities	$8	$17,403	$6,405	$31,795

Gross realized gain on sale of non-agency securities	$1,769	$18,436	$8,662	$36,731
Gross realized loss on sale of non-agency securities	(1,761)	(1,033)	(2,257)	(4,936)
Net realized gain on sale of non-agency securities	$8	$17,403	$6,405	$31,795

Unrealized net gains of $32.6 million and $12.9 million on agency RMBS for the three and nine months ended September 30, 2015, respectively, and unrealized net losses of $(13.1) million and $(27.0) million on non-agency securities for the three and nine months ended September 30, 2015, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Realized loss on periodic settlements of interest rate swaps, net	$(3,793)	$(5,226)	$(12,537)	$(15,400)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(23,540)	$—	$(53,114)	$68
Interest rate swaptions	(1,273)	(719)	(1,793)	(17,551)
TBA securities	(251)	16,840	13,249	22,832
U.S. Treasury securities	1,899	(222)	10,993	2,536
U.S. Treasury futures	(2,156)	(653)	(4,934)	(4,630)
U.S. Treasury securities sold short	(3,389)	(2,964)	(8,473)	(8,928)
REIT equity investments	—	1,188	—	8,675
Mortgage options	—	234	22	234
Interest only swaps	513	—	229	—
Credit default swaps	459	—	784	—
Credit default option	14	—	14	—
Total realized gain (loss) on other derivatives and securities, net	$(27,724)	$13,704	$(43,023)	$3,236
Unrealized loss on other derivatives and securities:
Interest rate swaps	$(20,279)	$13,445	$(13,103)	$(64,757)
Interest rate swaptions	(1,085)	(514)	(1,419)	(8,882)
TBA securities	15,242	(15,004)	(1,231)	(3,086)
U.S. Treasury securities	72	(145)	(666)	12,293
U.S. Treasury futures	(2,519)	559	(773)	(2,202)
U.S. Treasury securities sold short	(11,729)	(377)	(10,795)	(5,444)
REIT equity investments	—	(1,375)	—	502
Mortgage options	—	108	—	(32)
Interest only swaps	439	—	128	—
Credit default swaps	1,545	—	1,471	—
Credit default option	(340)	—	—	—
Total unrealized loss on other derivatives and securities, net	$(18,654)	$(3,303)	$(26,388)	$(71,608)

Realized and unrealized net losses on interest rate swaps and swaptions of $(43.8) million and $(2.4) million, respectively, during the three months ended September 30, 2015 were due mainly to termination of $0.5 billion in notional value of swaps during the third quarter of 2015. Realized and unrealized net losses on interest rate swaps and swaptions of $(66.2) million and $(3.2) million, respectively, for the nine months ended September 30, 2015 were due primarily to losses incurred as swap rates fell during the first quarter when average swap notional balances were larger than during the second quarter. Realized and unrealized net gains on TBA securities of $15.0 million during the three months ended September 30, 2015 and $12.0 million during the nine months ended September 30, 2015 were due mainly to the decrease in longer term interest rates during the first and third quarters of 2015. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2015, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including anticipated acquisitions of mortgage servicing rights. The fair value of intangible assets of September 30, 2015 was estimated based upon a combination of internal models and third party inputs.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.3 million and $4.5 million during the three months ended September 30, 2015 and 2014, and $13.2 million during both the nine months ended September 30, 2015 and 2014. The period-over-period decrease for the three months ended September 30, 2015 and 2014 was a function of lower average equity, primarily as a result of realized losses during 2015.
General and administrative expenses were $1.8 million and $1.9 million during the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $5.6 million during the nine months ended September 30, 2015 and 2014, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% and 2.1% for the three months ended September 30, 2015 and 2014, respectively, and 2.2% for both the nine months ended September 30, 2015 and 2014.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $19.2 million and $19.6 million (or $0.38 and $0.38 per common share) for the three months ended September 30, 2015 and 2014, respectively, and $67.7 million and $73.6 million (or $1.33 and $1.44 per common share) for the nine months ended September 30, 2015 and 2014, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(24,012)	$8,293	$(32,906)	$141,350
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(32,583)	18,446	(12,877)	(127,447)
Non-agency securities	13,104	21,103	27,033	11,255
Derivatives, MSR and other securities	23,914	6,379	29,979	75,313
Premium amortization, net	(1,053)	(3,778)	(10,100)	(9,732)
Capital losses (gains) in excess of capital gains (losses) (1)	1,888	(37,359)	(12,478)	(52,440)
Realized losses, net (1)	24,694	4,451	59,991	25,686
Other	14,377	3,132	22,424	11,183
Total book to tax difference	44,341	12,374	103,972	(66,182)
Estimated taxable income	20,329	20,667	71,066	75,168
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(1,601)
Estimated taxable income available to common shareholders	$19,212	$19,550	$67,715	$73,567

Weighted average number of common shares outstanding — basic	50,815	51,142	51,052	51,185
Weighted average number of common shares outstanding — diluted	50,828	51,158	51,064	51,192

Estimated taxable income per common share - basic and diluted	$0.38	$0.38	$1.33	$1.44
Estimated cumulative undistributed REIT taxable income per common share	$0.05	$0.26	$0.05	$0.26

Beginning cumulative non-deductible capital losses	$130,531	$179,987	$144,897	$195,068
Current period net capital loss (gain)	1,888	(37,359)	(12,478)	(52,440)
Ending cumulative non-deductible capital losses	$132,419	$142,628	$132,419	$142,628
Ending cumulative non-deductible capital losses per common share	$2.65	$2.79	$2.65	$2.79
——————

(1)
Estimated taxable income excludes estimated net capital gains (losses) of $(0.04) and $0.24 per common share for the three and nine months ended September 30, 2015, respectively, which will be added to our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(0.46) and $(1.04) per common share, for the three and nine months ended September 30, 2015, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net spread income.

The following table summarizes dividends declared on our Series A Preferred Stock and common stock for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Series A Preferred Stock	$0.5078125	$0.5078125	$1.5234375	$0.8068625
Common stock	$0.40	$0.65	$1.40	$1.95

The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

As of September 30, 2015, we had an estimated $2.6 million (or $0.05 per common share) of undistributed taxable income, net of the common stock dividend payable of $20.0 million. We have distributed all of our 2014 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2015.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of September 30, 2015, RCS had Federal net operating loss ("NOL") carryforwards of approximately $80.6 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of September 30, 2015 were approximately $38.2 million, with respect to which RCS has provided a full valuation allowance.

We recorded $0.4 million of income tax expense for the three months ended September 30, 2015 related to American Capital Mortgage Investment TRS, LLC, a taxable subsidiary.
Key Statistics
The table below presents key statistics for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Ending agency securities, at fair value	$3,356,523	$4,259,763	$3,356,523	$4,259,763
Ending agency securities, at cost	$3,334,238	$4,310,828	$3,334,238	$4,310,828
Ending agency securities, at par	$3,178,229	$4,128,817	$3,178,229	$4,128,817
Average agency securities, at cost	$3,370,767	$4,323,399	$3,965,416	$4,919,835
Average agency securities, at par	$3,213,650	$4,138,378	$3,784,513	$4,712,892

Ending non-agency securities, at fair value	$1,479,586	$1,075,867	$1,479,586	$1,075,867
Ending non-agency securities, at cost	$1,448,908	$1,003,036	$1,448,908	$1,003,036
Ending non-agency securities, at par	$1,676,165	$1,477,251	$1,676,165	$1,477,251
Average non-agency securities, at cost	$1,429,926	$987,963	$1,308,900	$947,449
Average non-agency securities, at par	$1,663,642	$1,493,252	$1,558,331	$1,496,007

Net TBA portfolio - as of period end, at fair value	$543,897	$949,111	$543,897	$949,111
Net TBA portfolio - as of period end, at cost	$533,496	$951,179	$533,496	$951,179
Average net TBA portfolio, at cost	$305,462	$1,095,781	$85,166	$555,357

Average total assets, at fair value	$6,224,595	$6,872,722	$6,632,130	$7,292,900
Average agency and non-agency repurchase agreements and advances	$4,118,008	$4,524,189	$4,589,036	$5,117,839
Average stockholders' equity	$1,099,139	$1,200,644	$1,149,321	$1,162,958

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Average coupon	3.15%	2.93%	3.12%	2.94%
Average asset yield	3.31%	3.28%	3.28%	3.20%
Average cost of funds (1)	1.09%	1.02%	1.02%	0.97%
Average net interest rate spread	2.22%	2.26%	2.26%	2.23%
Average net interest rate spread, including estimated dollar roll income (2)	2.27%	2.34%	2.41%	2.34%
Average net spread and dollar roll income, excluding catch up amortization	2.40%	2.39%	2.41%	2.39%
Average coupon as of period end	3.17%	2.94%	3.17%	2.94%
Average asset yield as of period end	3.45%	3.33%	3.45%	3.33%
Average cost of funds as of period end	1.16%	1.03%	1.16%	1.03%
Average net interest rate spread as of period end	2.29%	2.30%	2.29%	2.30%
Average actual CPR for agency securities held during the period	11.0%	8.9%	9.5%	7.7%
Average projected life CPR for agency securities as of period end	8.6%	7.6%	8.6%	7.6%

Leverage - average during the period (3)	4.1x	4.2x	4.4x	4.8x
Leverage - average during the period, including net TBA position	4.4x	5.2x	4.4x	5.4x
Leverage - as of period end (4)	4.2x	4.1x	4.2x	4.1x
Leverage - as of period end, including net TBA position	4.7x	4.9x	4.7x	4.9x

Expenses % of average total assets - annualized	0.4%	0.4%	0.4%	0.3%
Expenses % of average stockholders' equity - annualized	2.2%	2.1%	2.2%	2.2%
Net book value per common share as of period end	$19.93	$22.24	$19.93	$22.24
Dividends declared per common share	$0.40	$0.65	$1.40	$1.95
Economic return on common equity - annualized	(7.1)%	2.8%	(3.6)%	16.9%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

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

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Agency RMBS	$19,988	$27,208	$75,455	$92,939
Non-agency securities and other	19,827	16,438	54,611	48,041
Interest expense	(7,586)	(6,407)	(22,601)	(21,808)
Net interest income	32,229	37,239	107,465	119,172
Dividend income from investments in REIT equity securities (1)	—	—	—	1,840
Realized loss on periodic settlements of interest rate swaps, net	(3,793)	(5,226)	(12,537)	(15,400)
Adjusted net interest income	28,436	32,013	94,928	105,612
Management fees and general and administrative expenses	(6,095)	(6,452)	(19,106)	(18,753)
Net spread income	22,341	25,561	75,822	86,859
Dollar roll income	3,201	10,364	5,252	16,570
Net spread and dollar roll income	25,542	35,925	81,074	103,429
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(1,601)
Net spread and dollar roll income available to common shareholders	$24,425	$34,808	$77,723	$101,828

Weighted average number of common shares outstanding — basic	50,815	51,142	51,052	51,185
Weighted average number of common shares outstanding — diluted	50,828	51,158	51,064	51,192

Net spread and dollar roll income per common share- basic and diluted	$0.48	$0.68	$1.52	$2.02
Net spread and dollar roll income, excluding "catch up" amortization per common share- basic and diluted	$0.51	$0.70	$1.52	$1.98
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income decreased $(0.20) per common share for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $(0.50) per common share for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to a reduction in leverage, including our net TBA position.

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

Common Stock Repurchase Program

Our Board of Directors adopted a program that authorizes repurchases of our common stock up to a specified amount. In
October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and nine months ended September 30, 2015, we repurchased approximately 1.2 million shares of our common stock at an average repurchase price of $15.29 per share, including expenses, totaling $18.1 million. As of September 30, 2015, we had an additional $116.9 million authorized for repurchases of our common stock through December 31, 2016.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.2x and 4.4x the amount of our stockholders’ equity less our investments in RCS as of September 30, 2015 and December 31, 2014, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of September 30, 2015, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 23% of our equity at risk as of September 30, 2015.

As of September 30, 2015, borrowings under repurchase agreements of $2.7 billion and $837.8 million, with weighted average remaining days to maturity of 260 days and 23 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2015. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2015.

	September 30, 2015
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	75%
Asia	5	13%
Europe	9	12%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a "haircut" to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three and nine months ended September 30, 2015, haircuts on our pledged collateral remained stable and, as of September 30, 2015, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 26%, respectively.
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
As of September 30, 2015, we had met all margin requirements and had unrestricted cash and cash equivalents of $170.7 million and unpledged securities of approximately $173.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2015.
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

Refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2015 and the related activity for the year ended December 31, 2014.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both September 30, 2015 and December 31, 2014.

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

Federal Home Loan Bank Membership
The FHLBs provide a variety of products and services to their members, including long-term and short-term secured loans, called "advances." FHLB members may use a variety of real estate related assets, including agency MBS, as collateral for such advances. Membership in the FHLB obligates Woodmont to purchase membership stock and activity-based stock in the FHLB, the latter based upon the aggregate amount of advances obtained from the FHLB.
FHLB advances collateralized by agency MBS typically require higher effective "haircuts" than those required under our current repurchase agreements as a result of the slightly higher haircuts implemented by the FHLB coupled with the requirement to acquire activity-based stock in the FHLB concurrently with such borrowings. In addition, the FHLBs determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts during the term of secured borrowings.
In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include Woodmont. If Woodmont's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that Woodmont purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, Woodmont could be required to immediately unwind any outstanding debt advances from the FHLB. It is unclear at this point whether the Proposed Rule will be enacted in its current form. The ultimate content of any rule enacted by FHFA with respect to captive insurance company membership in FHLBs, FHLB advance requirements or standards, or similar matters could have a material impact on Woodmont’s ability to procure funding through the FHLB, which could cause us to experience losses and may have a material adverse effect on our business to the extent of our reliance on FHLB advances.
As of September 30, 2015, Woodmont had $487.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.27%, a weighted average term to maturity of 4.9 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $320.8 million and $213.9 million in agency and non-agency securities, respectively, as of September 30, 2015.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of September 30, 2015, our total "at risk" leverage, net of unsettled securities, was 4.7x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2015, we had a net long TBA position with a cost basis and fair value of the securities underlying our net long TBA position each totaling $0.5 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2015, approximately 84% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
September 30, 2015
+100 basis points	(0.6)%	(1.2)%	(6.5)%
+50 basis points	(0.2)%	(0.5)%	(2.7)%
-50 basis points	(0.1)%	0.2%	1.0%
-100 basis points	(3.2)%	(0.2)%	(0.8)%
December 31, 2014
+100 basis points	(6.1)%	(1.3)%	(6.9)%
+50 basis points	(3.1)%	(0.6)%	(3.0)%
-50 basis points	2.2%	0.2%	1.0%
-100 basis points	(0.5)%	(0.4)%	(2.0)%
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.0 years based on interest rates and RMBS prices as of both September 30, 2015 and December 31, 2014. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread: Agency / Non-Agency	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
September 30, 2015
-25 / -50 basis points	1.5%	8.2%
-10 / -25 basis points	0.7%	3.6%
+10 / +25 basis points	(0.7)%	(3.6)%
+25 / +50 basis points	(1.5)%	(8.2)%
December 31, 2014
-25 / -50 basis points	1.5%	7.8%
-10 / -25 basis points	0.6%	3.3%
+10 / +25 basis points	(0.6)%	(3.3)%
+25 / +50 basis points	(1.5)%	(7.8)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of September 30, 2015, we had unrestricted cash and cash equivalents of $170.7 million and unpledged securities of approximately $173.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendments No. 1 and 2, filed herewith.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Amendment No. 3 to Form S-11 (Registration Statement No. 333-173238), filed July 20, 2011.

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

Date: November 6, 2015