Form 10-K
period 2015-12-31
American Capital Mortgage Investment Corp.
filed 2016-02-24
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No. ☑

As of June 30, 2015, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $629.8 million based upon the closing price of the Registrant's common stock of $15.99 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2016 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 1, 2016 was 47,625,500.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

Item 1. Business
Our Company
American Capital Mortgage Investment Corp. (“MTGE”, the “Company”, “we”, “us”, and “our”) was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”). We are externally managed by American Capital MTGE Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”). Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“RMBS”), non-agency mortgage investments, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights (“MSR”), GSE credit risk transfer securities (“CRT”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity investments in properties subject to long-term triple-net leases with third party operators and debt investments in skilled nursing facility and senior housing properties secured by mortgages on the underlying real estate and personal property.
We operate so as to qualify to be taxed as a (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our REIT taxable income to the extent that we distribute all of our annual REIT taxable income to our stockholders.
Our Investment Strategy
Our objective is to generate attractive risk-adjusted returns for distribution to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

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
Our Targeted Investments
We may invest in, finance and manage real estate-related investments, which we define as agency RMBS, non-agency mortgage investments, other mortgage-related investments and other real estate investments, including the principal assets set forth in each of the following asset classes:

Agency RMBS

•
Agency Residential Pass-Through Certificates. Residential mortgage pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property. Monthly payments of interest and principal made by the individual borrowers on the mortgage loans that underlie the securities, which are guaranteed by a GSE to holders of the securities, are in effect “passed through,” net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from underlying collateral on a pro rata basis among certificate holders. The payment of principal and interest on these securities is guaranteed by Ginnie Mae or a GSE.

•
Agency Collateralized Mortgage Obligations. Agency CMOs are securities that are structured instruments representing interests in agency residential pass-through certificates. Agency CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the agency CMO and some securities may only receive interest payments while others receive only principal payments.

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
When interest rates are declining, the value of agency RMBS with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of agency RMBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages more slowly than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as “extension risk.”
Payments of principal and interest on agency RMBS, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.
Agency RMBS are collateralized by pools of fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”) and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period

(typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.
Freddie Mac and Fannie Mae
We invest in agency RMBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“U.S. Treasury”) and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities or other obligations of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package purchased mortgage loans into guaranteed RMBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
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

•
Non-prime mortgage loans. Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. Government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. This category includes loans commonly referred to as alternative A-paper (“Alt-A) or as subprime. Alt-A mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans. They are typically characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios and include a higher percentage of investment properties. Subprime mortgage loans are considered to be of the lowest credit quality. Option-ARM loans contain a feature providing the borrower the option, within certain constraints, to make lesser payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances.
Other Mortgage-Related Investments

•
Mortgage servicing rights. MSR represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, escrowing and paying taxes and insurance premiums, and forwarding principal and interest payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee, typically specified as a percentage (expressed in basis points) of the serviced loan's unpaid principal balance. We may invest in MSR associated with loans that are related to either agency or non-agency securities.

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

•
Other mortgage-related investments. Other mortgage-related investments may include mortgage REIT equity securities, excess interest-only instruments and other investments that may arise as the mortgage market evolves.

Other Real Estate Investments
Our other real estate investments may include equity investments in healthcare and independent living facilities, which would, in turn, be leased to third party operators to conduct the business operations of the facilities, and debt investments secured by such facilities. We would expect such facilities to consist of the following:

•
Skilled Nursing Facilities. Skilled nursing facilities are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid by a combination of government reimbursement and private sources.

•
Assisted Living Facilities. Assisted living facilities (“ALF”) are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•
Independent Living Facilities. Independent living facilities, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs.

Investment in Residential Credit Solutions, Inc.
Residential Credit Solutions, Inc. (“RCS”) has approvals from Fannie Mae and Freddie Mac and the requisite state licenses to hold and manage MSR as well as residential mortgage loans, or whole loans. Through RCS, we are able to invest directly in MSR and whole loans and, therefore expand our ability to invest in our targeted investment classes. As of December 31, 2015, RCS managed a servicing portfolio of approximately 64,000 residential mortgage loans, representing approximately $12.8 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a taxable REIT subsidiary (“TRS”), and therefore RCS is subject to corporate income tax on its earnings.
During 2015 we undertook a full review of our mortgage servicing operations. At the conclusion of that strategic review process in the fourth quarter, we entered into a definitive agreement to sell substantially all of RCS' subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. In connection with the transaction, Ditech will acquire certain assets of the RCS servicing platform, hire a number of core RCS employees and assume certain existing residential mortgage loan subservicing agreements. The transaction closed on January 28, 2016, and the servicing transfers are expected to occur in the first quarter of 2016. Following this transaction, RCS will retain its owned MSR, with a fair value of $70.9 million as of December 31, 2015, which will be serviced by Ditech pursuant to a subservicing agreement. Following the transfer of servicing, RCS will transition to a servicing oversight platform with the ability to acquire MSR opportunistically.
Investment Methods
We purchase RMBS either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also enter into arrangements with originators and intermediaries to source collateral for RMBS.
We utilize to-be-announced forward contracts (“TBAs”) in order to invest in agency RMBS or to hedge our investments. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.
We may invest in non-agency residential mortgage loans (prime mortgage loans and non-prime mortgage loans) and MSR through direct purchases from mortgage originators or on the secondary market. We may also enter into purchase agreements for loans and MSR with a number of originators and intermediaries, including mortgage bankers, commercial banks, savings and loan associates, home builders, credit unions and other mortgage conduits. We intend to invest primarily in mortgage loans secured by, and MSR for, properties within the United States.
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
The investment committee may change these investment guidelines at any time with the approval of our Board of Directors (which must include a majority of our independent directors), with no requirement for stockholder approval.
Our Financing Strategy
As part of our investment strategy, we prudently leverage our investment portfolio to increase potential returns to our stockholders. We may finance our investments, subject to market conditions, through a combination of financing arrangements, including, but not limited to, repurchase agreements, Federal Home Loan Bank of Des Moines (“FHLB”) advances, warehouse facilities, securitizations, term financing facilities, MSR and servicing advance financing facilities and dollar roll transactions. We primarily finance our investments by entering into master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 180 days, but may have maturities of fewer than 30 days or more than one year.
We had master repurchase agreements with 31 financial institutions as of December 31, 2015. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) with respect to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
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
In April 2015, our wholly-owned captive insurance subsidiary, Woodmont Insurance Co., LLC (“Woodmont”), was approved as a member of the FHLB. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called “advances.” FHLB members may use a variety of real estate related assets, including agency MBS and AAA non-agency securities, as collateral for such advances. Membership in the FHLB obligates Woodmont to purchase membership and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB. On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule terminates Woodmont's FHLB membership as of February 2017 and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). We do not expect this development to have a material impact on our ability to finance our investment activities.
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

We may finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR and the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our funding agreements. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have “negative convexity.” In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the “duration gap” between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is an estimate of the relative expected percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

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

•
Spread Risk. When the market spread between the yield on our investments and benchmark interest rates widens, our net book value could decline if the value of our investments falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets.

•
Risks Related to Other Potential Real Estate Investments. For the healthcare and independent living real estate investments in which we may invest, we would be exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or, for debt investments, of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments will be heavily dependent upon the successful operation of the facilities by our counterparties. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We will seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

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

Our hedging instruments are generally not designed to protect our net book value from spread risk. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, our net book value could decline.
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
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. American Capital, founded in 1986, manages $21 billion of assets, including assets on its balance sheet and fee earning assets under management by affiliated managers, with $73 billion of total assets under management (including levered assets) as of December 31, 2015. American Capital and its affiliates operate out of seven offices in the U.S. and Europe.
On January 7, 2016, American Capital announced that its Board of Directors authorized American Capital to solicit offers to purchase American Capital or its various business lines, in whole or in part. American Capital has issued no further information on the status of the solicitation or the nature of any possible transaction that may result from it. Thus, while it is possible that a transaction could have an impact on us or our Manager, it is impractical to provide information on the nature of any impacts. Moreover, there is no assurance that the solicitation will result in a transaction that will have an impact on us or our Manager.
The sister company of our Manager is the external manager of American Capital Agency Corp. (NASDAQ: AGNC), a publicly-traded REIT that invests primarily in agency mortgage investments. In connection with the initial public offering of American Capital Agency Corp., American Capital committed not to sponsor an investment vehicle that invests predominantly in agency RMBS that represent undivided beneficial interests in a group or pool of one or more mortgages, or whole-pool agency RMBS, for so long as the current manager of American Capital Agency Corp. or another affiliate of American Capital serves as the manager of American Capital Agency Corp. Thus, our investment portfolio is expected to consist of assets that are not predominantly whole-pool agency RMBS for so long as we are managed by an affiliate of American Capital.
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

Christopher Kuehl is a Senior Vice President of our Manager and also serves as our Senior Vice President, Agency Portfolio Investments. Mr. Kuehl is also a Senior Vice President, Agency Portfolio Investments of AGNC and Senior Vice President of its manager, American Capital AGNC Management, LLC. Prior to joining the parent company of our Manager in August 2010, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac. In this capacity, Mr. Kuehl was responsible for directing Freddie Mac’s purchases, sales, and structuring activities and structuring activities for all mortgage-backed securities (“MBS”) products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
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
Donald W. Holley is our Senior Vice President and Chief Accounting Officer and also serves as the Senior Vice President and Chief Financial Officer of our Manager. Prior to joining American Capital, Mr. Holley was a Director at Freddie Mac, responsible for the valuation and presentation of financial results for the company’s investments, debt and derivative portfolios. He has also worked as an accounting policy and assurance Director at Credit Suisse, prepared corporate governance research at Deutsche Bank and was an Audit Manager at Arthur Andersen.
The Management Agreement
The management agreement with our Manager has a current renewal term through August 9, 2016 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
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
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate-related assets.” In satisfying this 55% requirement, based on pronouncements of the SEC staff, we may treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. The SEC staff has not issued guidance with respect to whole pool non-agency RMBS. Accordingly, based on our own judgment and analysis of the SEC's pronouncements with respect to agency whole pool certificates, we may also treat non-agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. Although the SEC staff has not issued guidance with respect to investments in controlling classes of CMBS, we may also treat certain investments in the controlling classes of CMBS pools as qualifying real estate interests. We currently treat agency partial pool RMBS and non-agency partial pool RMBS as real estate-related assets.

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
Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and, therefore, will not be subject to Federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from investment in a domestic corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
As a REIT, we will nonetheless be subject to Federal tax under certain circumstances including the following:

•	We will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

•	We may be subject to the “alternative minimum tax” on our items of tax preference, including any deductions of net operating losses.

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

•
We may be required to pay monetary penalties to the Internal Revenue Service (“IRS”) in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in “Requirements for Qualification-General.”

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

•
The earnings of our subsidiaries, including our TRS, are subject to Federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries (“QRS”).

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

6.
in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer “individuals” (as defined in the Internal Revenue Code to include specified tax-exempt entities); and

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
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under “Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see “Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
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
For determining compliance with the “Income Tests” and “Asset Tests” applicable to REITs described below, the gross income and assets of TRS and other taxable subsidiaries are excluded. Instead, actual dividends paid to the REIT from such taxable subsidiaries, if any, are included in the REIT's gross income tests and the value of the REIT's net investment in such entities is included in the gross asset tests. Because the gross income and assets of a TRS or other taxable subsidiary corporations are excluded in determining compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries.

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

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency RMBS and certain other types of MBS), “rents from real property,” dividends received from other REITs, and gains from the sale of real estate assets (excluding nonqualified debt instruments from publicly traded REITs), as well as specified income from temporary investments.

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

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property that has a value in excess of 15% of the combined value of real property and other property securing the loan, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is under-secured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.
We treat our investments in agency pass-through certificates whose principal and interest payments are guaranteed by a U.S. Government agency, such as Ginnie Mae, or a GSE as interests in grantor trusts for Federal income tax purposes. We treat these investments as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. We also invest or intend to invest in CMOs representing interests in agency pass-through certificates, non-agency RMBS and CMBS. A majority of our investments in CMOs, non-agency RMBS and CMBS are interests in real estate mortgage investment conduits (“REMIC”) for Federal income tax purposes. In the case of CMOs, non-agency RMBS and CMBS treated as interests in a REMIC, such interests generally qualify as real estate assets and income derived from REMIC interests generally are treated as qualifying income for purposes of the 75% and 95% gross income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. Some of our investments in CMOs and non-agency RMBS are debt securities issued by private issuers. Interests from private debt securities are qualifying income for the 95% gross income tests, but are not qualifying income for the 75% gross income test. We may also invest in credit linked notes issued by a GSE that are taxable as debt instruments. Interests from credit linked notes are qualifying income for the 95% gross income test, but are not qualifying income for the 75% gross income test. We expect that substantially all of our income from agency and non-agency RMBS, CMBS, GSE credit linked notes and other mortgage loans will be qualifying income for the REIT 95% gross income test, and more than 75% of our gross income will be qualifying income for the 75% gross income test. See below under “Asset Tests” for a discussion of the effect of such investments on our qualification as a REIT.
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
Any income or gain that we derive from instruments that manage the risk of changes in interest rates will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument manages risks associated with indebtedness that is incurred or to be incurred to acquire or carry “real estate assets” (as described below under “Asset Tests”) or that the instrument is entered into to offset the hedging effect achieved by the original hedge upon a disposition of all or a portion of the real estate indebtedness being hedged; and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.
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

1.
At least 75% of the value of our total assets must be represented by some combination of “real estate assets,” cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of MBS and mortgage loans, as well as interests in real property, stock of other corporations that qualify as REITs and debt instruments of publicly traded REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

2.	The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.

3.
We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of a TRS or QRS and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below.

4.
For tax years beginning on or before December 31, 2017, the aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets. For tax years beginning after December 31, 2017, the aggregate value of all securities of all TRSs that we hold may not exceed 20% of the value of our total assets.

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
We may purchase mortgage loans. Revenue Procedure 2011-16, as modified by Revenue Procedure 2014-51, discusses modifications of mortgage loans (or interests in mortgage loans) which are held by a REIT, if either (1) the modifications were occasioned by a default on the loan or (2) the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between real property and other ownership interests. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the greater of (i) the current value of the real property securing the loan; or (ii) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2014-51.
If we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described under “Failure to Qualify” below.

Annual Distribution Requirements

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:
(a) the sum of
(1) 90% of our “REIT taxable income,” computed without regard to our net capital gains and the deduction for dividends paid, and
(2) 90% of our net income after tax, if any, from foreclosure property, minus
(b) the sum of specified items of non-cash income.
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
Employees
We are managed by our Manager pursuant to the management agreement between our Manager and us. Prior to our acquisition of RCS, we did not have any employees. In connection with the RCS transaction, we acquired all of RCS’ servicing operations. As of December 31, 2015, RCS had approximately 330 employees.

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

Purchases and sales of agency RMBS by the Federal Reserve may adversely affect the price and return associated with agency RMBS.
From time to time, the Federal Reserve may engage in large scale purchases of agency RMBS and U.S. Treasury securities in the private market through a competitive process, with the goal of supporting mortgage markets and promoting its monetary policy objectives. We cannot predict the impact of the Federal Reserve's actions on the prices and liquidity of agency RMBS. During periods in which the Federal Reserve purchases significant volumes of agency RMBS, yields on agency RMBS will likely be lower, refinancing volumes will likely be higher, and market volatility will likely be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that when the Federal Reserve reduces its purchases of agency RMBS, or sells some or all of its holdings of agency RMBS, the pricing of our agency RMBS portfolio and our net book value could be adversely affected.
The mortgage loans in which either we invest, underlie the non-agency securities in which we invest, or are referenced by CRT in which we invest, may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.
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

Our acquisition of RCS, a licensed mortgage servicer with approvals from Fannie Mae and Freddie Mac and our investments in MSR may subject us to risks, including the following:

•
We have limited experience acquiring MSR and operating a servicer and, while ownership of MSR includes many of the same risks as our other target assets, including risks related to prepayment, borrower credit, default, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate RCS and integrate it into our business operations;

•
The status of Fannie Mae and Freddie Mac approvals is subject to compliance with each of their respective guidelines and other conditions they may impose and failure to meet such guidelines and conditions could result in the unilateral termination of the related approval;

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

•
The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau and other Federal and state agencies, and subject to significant litigation. Our failure or alleged failure to follow applicable laws and regulations could result in the loss or suspension of our licenses to conduct our business or subject us to substantial costs and liabilities related to regulatory inquiries and investigations, fines or penalties, court proceedings and litigation settlements. Continued growth in legal and regulatory requirements applicable to mortgage servicing companies could drive a dramatic increase in RCS’ compliance costs;

•	Changes in minimum servicing amounts for GSE loans could occur at any time and could negatively impact the value of the income derived from MSR;

•	GSE reform could have a significant impact on the current servicing economic model, which, in turn, could have a material adverse impact on our investments in MSR;

•
Increased capital requirements for mortgage servicers enacted by FHFA and/or the GSEs could restrict our returns on MSR and projected returns on future acquisitions and, in turn, reduce our ability to realize the expected benefit of our investment in the servicing platform;

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

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency RMBS and MSR. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our non-agency RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS and MSR, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. Following the sale of substantially all of RCS’ assets in January 2016, we no longer have the ability to service our MSR and are thus reliant upon third party providers, including Ditech Financial LLC, a subsidiary of Walter Investment Management Corp., to subservice our MSR assets.

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

Our Manager has limited experience acquiring mortgage loans and has not previously completed a securitization transaction.

Our plans to potentially acquire residential mortgage loans and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, our Manager has limited experience in acquiring mortgage loans and has not previously completed a securitization transaction. Through the use of existing resources, the addition of new personnel having significant experience and related skill sets, and the use of experienced outside advisors, we believe that our Manager has sufficient experience to conduct a potential securitization program. Nonetheless, these are new business activities for us, and there can be no assurance that we will be able to implement a securitization program successfully, or at all.
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
We may invest in non-agency securities or CMBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade, non-agency securities and CMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with non-agency securities or CMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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
Failure to procure adequate financing or to renew or replace existing financing as it matures (to which risk we are specifically exposed due to the short-term nature of our financing arrangements) could adversely affect our financial condition and results of operations.
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
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investments decreases;

•	the “haircut” applied to our assets under our repurchase agreements increases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term or adjustable rate nature of the majority of financing for our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a “flattening” of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve “inversion”), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.
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
Subject to complying with REIT tax requirements, we employ techniques that limit, or “hedge,” the adverse effects of changes in interest rates on our repurchase agreements and our net book value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures, credit default swaps or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to Federal, state and, if applicable, local income tax.
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
When the market spread widens between the yield on our mortgage assets and benchmark interest rates, our net book value could decline if the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as “spread risk” or “basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is an inherent risk to our business and can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
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
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from RMBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
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
Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations.
New regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on large financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially effect on our financial condition or the results of our operations in an adverse way.
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

Increasingly restrictive rules and regulations adopted by the U.S. Commodity Futures Trading Commission (“CFTC”) and regulators of other countries impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.

Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the CFTC introduce a comprehensive regulatory regime for swaps (as defined in the Commodity Exchange Act, as amended). The new laws and regulations subject certain swaps to clearing and exchange trading requirements, and subject us to new burdens, including but not limited to, margin requirements, reporting, record keeping and business conduct rules. The final rules under Title VII, including those rules that have already been adopted for both cleared and non-cleared swap transactions, impose increased margin requirements and require additional operational and compliance costs that will likely affect our business and results of operations.

As the CFTC and regulators of other countries continue to promulgate new rules and regulations on derivatives, our derivative agreements and ability to engage in derivative transactions with certain counterparties may be adversely affected. Derivative agreements with non-U.S. counterparties are subject to increasingly restrictive local regulations similar to the Dodd-Frank Act. We are required to follow some of these local regulations or help non-U.S. counterparties comply with these local regulations. It is possible that such regulatory requirements will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral, which may have an adverse impact on our business and results of operations.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.”  The agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.”  The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.”

Consequently, dollar roll transactions and such forward purchases of agency RMBS represent a form of off-balance sheet financing and increase our “at risk” leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to agency RMBS for settlement in the current month.  Additionally, sales of some or all Federal Reserve agency RMBS or declines in purchases of agency RMBS by the Federal Reserve could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the FICC we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Defaults by our repurchase agreement counterparties on their obligations to resell the underlying collateral back to us at the end of the transaction term, declines in the value of our collateral by the end of the term or defaults by us on our obligations under the transaction, could cause us to lose money on repurchase transactions.

When we engage in a repurchase transaction, we initially transfer securities or loans to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 days to one year, but which may have terms from one day to up to five years or more. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the “haircut.” As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
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
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2016 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.

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

A decrease in the volume of newly issued mortgages or an increase in investor demand for mortgages could adversely affect our ability to acquire assets that satisfy our investment objectives, generate income and pay dividends, whereas an increase in the volume of newly issued mortgages or a decrease in investor demand for mortgages could negatively affect the valuations for our investments and may adversely affect our liquidity.

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

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect our financial condition and our ability to make distributions to our common and preferred stockholders.

Investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs and may adversely affect our financial condition and results of operations.

We may invest in other mortgage REITs that invest in mortgage assets on a leveraged basis, utilizing short-term repurchase agreements as their primary source of funding and, therefore, are exposed to similar risk factors as those described herein.  In addition, our investments in other mortgage REITs expose us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and additional management fees, which could adversely affect our financial condition and results of operations.

Our investments are recorded at fair value and quoted prices or observable inputs may not be readily available to determine such value, resulting in the use of unobservable inputs to determine value, and the fair value of our investments may be materially different from the value that we ultimately realize upon their disposal.

The values of our investments may not be readily determinable or ultimately realizable. We measure the fair value of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

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

The payments of principal and interest we receive on the agency mortgage investments in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, collectively referred to as Government Sponsored Enterprises or GSEs. The guarantees on agency securities created by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States, whereas guarantees on securities created by Ginnie Mae are backed by the full faith and credit of the United States.

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

The U.S. Government has implemented a number of Federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which for loans sold or guaranteed by the GSEs on or prior to May 31, 2009, allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments, with no current loan-to-value ratio upper limit and without requiring new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. Especially with non-agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, resulting in increased prepayment rates, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, RMBS that we may purchase.

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

We may be exposed to additional risks from our other real estate investments.
For the healthcare and independent living real estate investments in which we may invest, we would be exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or, for debt investments, of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments will be heavily dependent upon the successful operation of the facilities by our counterparties. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We will seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.
Risks Related to Our Relationship with Our Manager and American Capital
There are conflicts of interest in our relationship with our Manager and American Capital.
Because we have no employees except for employees of our wholly-owned subsidiary RCS, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Agency Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
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

American Capital has announced that it is soliciting offers to purchase American Capital or its various business lines.

On January 7, 2016, American Capital announced that its Board of Directors authorized American Capital to solicit offers to purchase American Capital or its various business lines, in whole or in part. American Capital has issued no information on the status of the solicitation or the nature of any possible transaction that may result from it. Thus, while it is possible that a transaction could have an impact on us or our Manager, it is impractical to provide information on the nature of any impacts. Moreover, there is no assurance that the solicitation will result in a transaction that will have an impact on us or our Manager.
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
Because we have no employees or separate facilities other than those at RCS, we are completely dependent on our Manager and its affiliates to conduct our investment operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations.
American Capital or the parent company of our Manager has entered into employment agreements with certain of its officers. However, none of these individuals' continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave the parent company of our Manager or American Capital, we may be unable to execute our business plan.
If we elect not to renew our management agreement without cause, we would be required to pay our Manager a substantial termination fee. We would also be restricted from employing employees of our Manager and any of its affiliates, including American Capital. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.
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
Furthermore, if we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of American Capital and our Manager's officers; therefore, if the management agreement is terminated without cause we may be unable to execute our business plan.
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
Our Manager's management fee is based on the amount of our Equity and is payable regardless of our performance, which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and the realization of gains and losses on our investment portfolio.
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our “Equity” (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.50% of our Equity and, therefore, is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, even though the value of our common stock could potentially increase if we repurchase shares at a discount to our net book value per common share, the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. This conflict of interest could harm the market price of our common stock.
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
The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase mortgage securities at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, for tax years beginning on or before December 31, 2017, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. For tax years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from Federal income taxation under the Internal Revenue Code may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for Federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) at the REIT level will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
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
We acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for Federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
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
In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for Federal tax purposes.
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
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for Federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we will reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus “real estate-related assets.”
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

In addition, the price of our common stock may be below our reported net book value per common share. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
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
We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income is distributed within the limits prescribed by the Internal Revenue Code. We have not established a minimum dividend payment level and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for Federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
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

The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter apply to the ownership at any time by any “person,” which term includes entities. Any attempt to own or transfer shares of our common stock or capital stock in violation of these restrictions may result in the shares being transferred to a charitable trust or may be void. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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
Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and American Capital and its affiliates, and between us and any other person, provided that in the latter case the business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). However, our Board of Directors may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.
The “control share” provisions of the MGCL provide that holders of “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices
Our common stock is listed on The NASDAQ Global Select Market under the symbol “MTGE.” As of February 1, 2016, we had 77 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of quarterly high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2015 and 2014 .

	Common Stock
Period	High	Low
2015
Fourth Quarter	$15.22	$13.63
Third Quarter	$16.89	$14.37
Second Quarter	$18.29	$15.90
First Quarter	$19.39	$17.76

2014
Fourth Quarter	$20.22	$18.79
Third Quarter	$20.62	$18.81
Second Quarter	$20.68	$18.64
First Quarter	$20.35	$17.37
Dividends Declared
The following table summarizes quarterly dividends declared on our common stock for the years ended December 31, 2015 and 2014 and their related tax characterization (in thousands except per share data):

				Tax Characterization of Dividends
Declaration Date	Record Date	Payment Date	Dividend Per Share	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
December 18, 2015	December 31, 2015	January 27, 2016	$0.40	$0.40	$—	$—
September 17, 2015	September 30, 2015	October 27, 2015	0.40	0.40	—	—
June 15, 2015	June 30, 2015	July 27, 2015	0.50	0.50	—	—
March 19, 2015	March 31, 2015	April 27, 2015	0.50	0.50	—	—
December 18, 2014	December 31, 2014	January 27, 2015	0.65	0.65	—	—
September 18, 2014	September 30, 2014	October 27, 2014	0.65	0.65	—	—
June 17, 2014	June 30, 2014	July 28, 2014	0.65	0.65	—	—
March 20, 2014	March 31, 2014	April 28, 2014	0.65	0.65	—	—
We intend to pay quarterly dividends on our common stock and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” In addition, holders of our 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Under certain circumstances upon a change of control, the Series A Redeemable Preferred Stock is convertible to shares of our common stock. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.
Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the quarter ended December 31, 2015 by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts.

Settlement Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 2-19, 2015	1,706	$14.83	1,706	N/A
December 3-15, 2015	704	14.17	704	N/A
Total	2,410	$14.64	2,410	N/A
————————

(1)	All shares were purchased by us pursuant to the stock repurchase program adopted by our Board of Directors described in Note 14 of our accompanying Consolidated Financial Statements in this Form 10-K.
Equity Compensation Plan Information
We have adopted the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to eligible participants.
The following table provides information as of December 31, 2015 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	240,001	$—	1,011,953
Equity compensation plans not approved by security holders	—	—	—
Total	240,001	$—	1,011,953
__________
(1) Represents unvested restricted stock units awarded to our independent directors and certain employees of RCS, including accrued dividend equivalent shares. Table excludes 2,500 shares of unvested restricted common stock granted to our independent directors, which were issued and outstanding on the date of grant.

Performance Graph
The following graph compares a stockholder's cumulative total return, assuming $100 invested at August 3, 2011 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT
Mortgage REIT Index; and (iv) an index of selected issuers in our residential mortgage-related REIT Peer Group composed of
AG Mortgage Investment Trust Inc, Apollo Residential Mortgage Inc, Chimera Investment Corporation, Dynex Capital Inc.,
Invesco Mortgage Capital Inc., MFA Financial, Inc., Two Harbors Investment Corp and Western Asset Mortgage Capital Corp.
(the “Peer Group”).

Date	American Capital Mortgage Investment Corp.	S&P 500	FTSE NAREIT Mortgage REITs	Peer Group
8/3/2011	$100.00	$100.00	$100.00	$100.00
12/31/2011	$99.32	$98.31	$100.03	$89.37
12/31/2012	$144.36	$114.04	$119.92	$121.75
12/31/2013	$124.26	$150.98	$117.57	$125.22
12/31/2014	$153.09	$171.64	$138.60	$152.44
12/31/2015	$126.96	$174.02	$126.29	$136.92

Item 6. Selected Financial Data
The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2015, 2014, 2013 and 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

		December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Investment portfolio, at fair value	$4,903,558	$5,918,230	$5,932,474	$7,048,445	$1,779,323
Total assets	$5,482,402	$7,031,252	$8,397,865	$7,696,140	$2,170,322
Repurchase agreements and FHLB advances	$4,107,615	$5,423,630	$7,158,192	$6,245,791	$1,706,281
Total liabilities	$4,491,290	$5,855,283	$7,295,145	$6,770,578	$1,961,521
Total stockholders' equity	$991,112	$1,175,969	$1,102,720	$925,562	$208,801
Net asset value per common share	$19.66	$21.91	$21.47	$25.74	$20.87

	For the Year Ended December 31,				For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2015	2014	2013	2012
Statement of operations data:
Interest income	$174,118	$183,358	$255,699	$145,420	$16,414
Interest expense	(30,800)	(28,631)	(38,754)	(22,067)	(1,737)
Net interest income	143,318	154,727	216,945	123,353	14,677
Net servicing loss	(17,367)	(15,213)	(4,139)	—	—
Other gains (losses)	(139,062)	45,265	(270,676)	142,665	7,767
Expenses	(25,205)	(25,362)	(25,921)	(14,656)	(2,743)
Provision for income tax, net	(42)	(238)	(679)	(1,182)	(32)
Net income (loss)	(38,358)	159,179	(84,470)	250,180	19,669
Dividend on preferred stock	(4,468)	(2,718)	—	—	—
Net income (loss) to common shareholders	$(42,826)	$156,461	$(84,470)	$250,180	$19,669

Net income (loss) per common share - basic and diluted	$(0.85)	$3.06	$(1.59)	$8.90	$1.97
Weighted average number of common shares outstanding - basic	50,506	51,176	53,015	28,100	10,006
Weighted average number of common shares outstanding - diluted	50,519	51,192	53,015	28,100	10,006

Dividends declared per common share	$1.80	$2.60	$3.05	$3.60	$1.00

Key Statistics
The table below presents key statistics for the years ended December 31, 2015, 2014, 2013 and 2012 and for the period from August 9, 2011 (date operations commenced) through December 31, 2011 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,				For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2015	2014	2013	2012
Ending agency securities, at fair value	$3,217,252	$4,384,139	$5,641,682	$6,367,042	$1,740,091
Ending agency securities, at cost	$3,235,938	$4,374,729	$5,820,194	$6,229,770	$1,726,274
Ending agency securities, at par	$3,073,198	$4,190,407	$5,573,593	$5,904,666	$1,637,060
Average agency securities, at cost	$3,817,686	$4,759,753	$7,352,882	$4,580,366	$1,372,057
Average agency securities, at par	$3,641,760	$4,562,017	$6,996,922	$4,363,888	$1,295,991

Ending non-agency securities, at fair value	$1,557,671	$1,168,834	$1,011,217	$681,403	$75,754
Ending non-agency securities, at cost	$1,543,113	$1,111,123	$927,131	$616,707	$78,044
Ending non-agency securities, at par	$1,759,482	$1,373,652	$1,526,918	$1,045,891	$135,822
Average non-agency securities, at cost	$1,361,149	$971,412	$788,260	$341,167	$54,067
Average non-agency securities, at par	$1,602,128	$1,458,861	$1,334,104	$566,446	$92,839

Net TBA portfolio - as of period end, at fair value	$44,988	$271,617	$(774,840)	NM	NM
Net TBA portfolio - as of period end, at cost	$44,181	$259,985	$(775,859)	NM	NM
Average net TBA portfolio, at cost	$112,907	$685,683	$559,724	NM	NM

Average total assets, at fair value	$6,460,150	$7,231,528	$9,706,830	$5,587,865	$1,592,671
Average agency and non-agency repurchase agreements and advances	$4,500,978	$4,989,896	$7,222,101	$4,490,364	$1,300,138
Average stockholders' equity	$1,120,068	$1,165,952	$1,208,812	$660,695	$201,854

	For the Years Ended December 31,				For the Period from August 9, 2011 (date operations commenced) through December 31, 2011
	2015	2014	2013	2012
Average coupon	3.17%	2.96%	3.11%	3.34%	3.91%
Average asset yield	3.36%	3.19%	3.14%	2.97%	3.07%
Average cost of funds (1)	1.05%	0.98%	1.10%	0.91%	0.71%
Average net interest rate spread	2.31%	2.21%	2.03%	2.06%	2.36%
Average net interest rate spread, including estimated dollar roll income (2)	2.37%	2.28%	2.13%	NM	NM
Average net spread and dollar roll income, excluding catch up amortization	2.35%	2.34%	1.91%	NM	NM
Average coupon as of period end	3.31%	3.06%	2.94%	3.17%	3.87%
Average asset yield as of period end	3.60%	3.24%	3.18%	2.91%	3.06%
Average cost of funds as of period end	1.23%	1.02%	0.88%	1.03%	0.68%
Average net interest rate spread as of period end	2.37%	2.22%	2.30%	1.88%	2.38%
Average actual CPR for agency securities held during the period	9.4%	7.6%	6.5%	6.1%	4.9%
Average projected life CPR for agency securities as of period end	8.5%	8.2%	7.3%	9.0%	11.5%

Leverage - average during the period (3)	4.3x	4.7x	6.0x	6.8x	6.4x
Leverage - average during the period, including net TBA position	4.4x	5.3x	6.3x	NM	NM
Leverage - as of period end (4)	4.4x	4.4x	5.9x	6.7x	8.0x
Leverage - as of period end, including net TBA position	4.5x	4.6x	5.1x	NM	NM

Expenses % of average total assets - annualized	0.4%	0.4%	0.3%	0.3%	0.4%
Expenses % of average stockholders' equity - annualized	2.3%	2.2%	2.1%	2.2%	3.4%
Net book value per common share as of period end	$19.66	$21.91	$21.47	$25.74	$20.87
Dividends declared per common share	$1.80	$2.60	$3.05	$3.60	$1.00
Economic return on common equity - annualized	(2.1)%	13.7%	(7.0)%	37.9%	24.5%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2015. Our MD&A is presented in seven sections:
•Executive Overview

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
Trends and Recent Market Impacts
2015 was a challenging year for fixed income markets as global economic weakness, particularly in Europe, Japan and China, created uncertainty for the U.S. economic and interest rate outlook. This uncertainty, in turn, fueled greater interest rate volatility throughout the year and substantially wider spreads between benchmark interest rates and most fixed income securities.
As we entered the year, we had positioned our portfolio for a wide range of interest rate scenarios. There was considerable uncertainty with respect to the timing of Federal Reserve short term interest rate hikes, and global deflationary pressures appeared to be gaining strength in part due to declining oil prices. As a result, we prioritized risk management over current period earnings by operating with historically low leverage and a relatively conservative interest rate risk profile. This conservative risk position proved beneficial in light of the significant interest rate volatility and wider spreads the space experienced in 2015.
Despite our defensive posture, we incurred an economic loss of (2.1)% for the year comprised of a net book value loss of $(2.25) or (10)%, to $19.66 per common share as of December 31, 2015 and dividends paid of $1.80 per common share. The increase in spreads on agency and non-agency RMBS relative to benchmark interest rates, particularly swap rates, was a significant factor in driving our net book value loss. The widening in RMBS spreads was less than the corresponding spread widening that occurred in most other fixed income markets, including the corporate, emerging and high yield debt markets.
In December, the Federal Reserve raised the overnight Federal Funds rate for the first time in almost ten years and indicated its intent to increase short term rates further in 2016. As we look ahead into 2016, however, we believe it has become increasingly likely that continued slow global economic growth, persistently low commodity prices, adverse currency moves and the reversal of the flow of foreign funds will negatively impact the U.S. economic growth and inflation outlook. Against this backdrop, we believe the Federal Reserve's ability to raise short term interest rates has been materially reduced. This potentially more favorable interest rate outlook, when combined with the enhanced earnings power of our portfolio stemming from wider RMBS spreads, could enhance future earnings. Portfolio returns could be further supported by either higher leverage or a reduction in aggregate hedge cost. Further spread widening on RMBS, however, would likely have a negative impact on our net book value over the near term. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A of this Annual Report on Form 10-K.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since December 31, 2014.

Interest Rate / Security (1)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
LIBOR:
1-Month	0.43%	0.19%	0.19%	0.18%	0.17%
3-Month	0.61%	0.33%	0.28%	0.27%	0.26%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.06%	0.64%	0.64%	0.56%	0.67%
5-Year U.S. Treasury	1.77%	1.37%	1.63%	1.37%	1.65%
10-Year U.S. Treasury	2.27%	2.06%	2.33%	1.93%	2.17%
Interest Rate Swap Rates:
2-Year Swap Rate	1.17%	0.76%	0.89%	0.81%	0.89%
5-Year Swap Rate	1.73%	1.40%	1.77%	1.53%	1.77%
10-Year Swap Rate	2.19%	2.01%	2.44%	2.03%	2.29%
30-Year Fixed Rate Agency Price:
3.5%	$103.18	$104.31	$103.02	$105.05	$104.28
4.0%	$105.83	$106.67	$105.91	$106.92	$106.75
4.5%	$108.00	$108.41	$108.09	$109.08	$108.56
15-Year Fixed Rate Agency Price:
2.5%	$100.80	$101.94	$101.17	$102.71	$101.81
3.0%	$103.02	$104.11	$103.57	$104.83	$103.91
3.5%	$104.72	$105.61	$105.44	$106.09	$105.61
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
30-Year Lower Loan Balance (3):
3.0%	$0.17	$0.23	$0.20	$0.27	$0.34
3.5%	$0.47	$0.75	$0.50	$0.88	$0.45
4.0%	$0.98	$1.52	$0.98	$1.91	$0.98
30-Year HARP (4):
3.5%	$0.04	$0.09	$0.08	$0.17	$0.05
4.0%	$0.42	$0.59	$0.53	$0.89	$0.30
 ________________________

(1)	Source: Bloomberg and dealer indications.

(2)
“Pay-ups” represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools. Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

(3)	Lower loan balance pay-ups for pools with original loan balances from $85,000 to $110,000.

(4)	HARP pay-ups for pools backed by 100% refinance loans with original loan-to-value ratios between 95% and 100%.

Non-agency securities performed well in 2015 relative to other credit-sensitive structured mortgage instruments. Over the course of the year, we increased our allocation to GSE credit risk transfer (“CRT”) securities, which represented 23% of our non-agency portfolio as of December 31, 2015. Our allocation to Prime securities also increased, as we acquired Jumbo AAA securities, which are backed by collateral with strong credit characteristics and benefit from significant structural credit enhancement. In addition, these instruments have prepayment and interest rate characteristics that are similar to agency MBS.
U.S. housing market fundamentals displayed moderate improvement again in 2015. As such, we believe continued U.S. housing market improvement, tight underwriting standards and limited credit availability will drive outperformance for investments in conforming mortgage credit relative to other credit-sensitive fixed income products such as corporate debt, high yield debt and commercial RMBS.
The funding landscape for both agency and non-agency RMBS remained favorable over the course of 2015. Despite the reduction in market capacity stemming from new regulatory requirements for large financial intermediaries, we have been able to add new financing counterparties and maintain a significant amount of excess capacity, evidenced by our diverse group of 31 active counterparties as of December 31, 2015. The average rate on our agency and non-agency repurchase agreement borrowings increased 31 basis points over the year to 0.92% as of December 31, 2015, reflective of higher funding costs due to implementation of the new regulatory requirements for large financial intermediaries, as well as the increase in the target Federal Funds rate implemented by the Federal Reserve in December.
In April 2015, our wholly-owned captive insurance subsidiary, Woodmont, was approved as a member of the FHLB of Des Moines, which provides an alternative source of funding for agency and certain other non-agency securities. Subsequently, on January 12, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule requires the termination of Woodmont's FHLB membership in February 2017 and requires repayment of all FHLB advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). Although we are disappointed in the FHFA’s ruling, we do not believe that the loss of Woodmont’s FHLB membership will have a material adverse impact on our business.
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. Although we continued to integrate the RCS servicing platform into the broader MTGE operations during 2015 and implemented cost savings opportunities, RCS incurred a net servicing loss of $(17.4) million for the year, due largely to sub-scale servicing volumes. Additionally, during the third quarter, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including the current secondary market for mortgage servicing rights. Combined, this $(27.4) million comprised the majority of MTGE's $(38.4) million net loss for the year.
In 2015 we undertook a full review of our mortgage servicing operations. At the conclusion of that strategic review process in the fourth quarter, we entered into a definitive agreement to sell substantially all of RCS' subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. In connection with the transaction, Ditech will acquire certain assets of the RCS servicing platform, hire a number of core RCS employees and assume certain existing residential mortgage loan subservicing agreements. The transaction closed on January 28, 2016, and the servicing transfers are expected to occur in the first quarter of 2016. In connection with the transaction, we expect to incur approximately $5 million of one-time transaction expenses during the first quarter of 2016, primarily comprised of RCS employee costs.
As of December 31, 2015, we held MSR with a fair value of $83.6 million, down from $93.6 million as of December 31, 2014, due primarily to portfolio runoff, partially offset by unrealized gains. Following the asset sale to Ditech, RCS will retain its owned MSR, with a fair value of $70.9 million as of December 31, 2015, which will be serviced by Ditech post-closing, pursuant to a subservicing agreement. Following the transfer of servicing, RCS will transition to a servicing oversight platform with the ability to acquire MSR opportunistically.
Share Repurchases
During the year ended December 31, 2015, we repurchased approximately 3.6 million shares of our common stock at an average repurchase price of $14.85 per share, including expenses, totaling $53.4 million. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 11.7 million shares of our outstanding common stock for total consideration of approximately $218.4 million, including expenses. As of December 31, 2015, we had $81.6 million available under current board authorization for repurchases of our common stock through December 31, 2016.
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
FINANCIAL CONDITION
As of December 31, 2015, our investment portfolio with a fair value of $4.9 billion was comprised of $3.2 billion of agency RMBS, $1.6 billion of non-agency securities and $0.1 billion of MSR.
The table below presents our condensed consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	December 31,
	2015	2014
Balance Sheet Data:
Total agency and non-agency securities	$4,774,923	$5,552,973
Total assets	$5,482,402	$7,031,252
Total repurchase agreements and advances	$4,107,615	$5,423,630
Total liabilities	$4,491,290	$5,855,283
Total stockholders’ equity	$991,112	$1,175,969
Net book value per common share	$19.66	$21.91

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,535,998	$2,549,447	$2,421,576	3.58%	2.68%
Freddie Mac	681,254	686,491	651,622	3.58%	2.71%
Agency RMBS total	3,217,252	3,235,938	3,073,198	3.58%	2.68%
Non-agency securities	1,557,671	1,543,113	1,759,482	2.84%	5.51%
Total	$4,774,923	$4,779,051	$4,832,680	3.31%	3.60%

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$3,482,127	$3,474,600	$3,333,348	3.37%	2.54%
Freddie Mac	902,012	900,129	857,059	3.50%	2.65%
Agency RMBS total	4,384,139	4,374,729	4,190,407	3.39%	2.56%
Non-agency securities	1,168,834	1,111,123	1,373,652	2.06%	5.92%
Total	$5,552,973	$5,485,852	$5,564,059	3.06%	3.24%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.5% and 8.2% as of December 31, 2015 and 2014, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, both the weighted average agency RMBS portfolio yield and the weighted average projected CPR increased slightly from December 31, 2014 to December 31, 2015. The increase in average agency yield was due primarily to a rebalancing in favor of 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$94,970	$94,829	$93,817	2.20%	8.4%
3.0%	272,738	272,178	263,894	2.20%	8.7%
3.5%	254,204	254,246	241,720	2.28%	9.3%
4.0%	156,392	155,880	146,564	2.20%	10.7%
4.5%	12,933	13,107	12,303	2.63%	10.6%
≤ 15-year total	791,237	790,240	758,298	2.23%	9.3%
20-year
3.0%	72,322	72,931	70,663	2.34%	9.5%
3.5%	98,186	96,997	94,053	2.88%	8.4%
4.0%	4,187	4,131	3,918	2.72%	11.1%
5.0%	2,174	2,168	1,981	2.28%	17.4%
20-year total	176,869	176,227	170,615	2.64%	9.0%
30-year
3.5%	1,055,931	1,073,504	1,019,232	2.74%	7.2%
4.0%	998,053	1,004,945	939,460	2.93%	8.7%
4.5%	66,761	66,009	61,066	3.25%	8.0%
30-year total	2,120,745	2,144,458	2,019,758	2.85%	7.9%
Pass through agency RMBS	3,088,851	3,110,925	2,948,671	2.68%	8.3%
Agency CMO	20,562	20,211	18,143	2.90%	6.9%
Total fixed-rate agency RMBS	3,109,413	3,131,136	2,966,814	2.68%	8.3%
Adjustable rate agency RMBS	107,839	104,802	106,384	2.82%	14.2%
Total agency RMBS	$3,217,252	$3,235,938	$3,073,198	2.68%	8.5%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2014 (dollars in thousands):

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$587,127	$589,786	$574,772	1.89%	8.2%
3.0%	605,346	599,126	580,701	2.25%	8.7%
3.5%	289,367	284,999	272,918	2.41%	9.6%
4.0%	218,026	216,503	202,751	2.17%	11.0%
4.5%	17,308	17,352	16,271	2.67%	11.1%
≤ 15-year total	1,717,174	1,707,766	1,647,413	2.15%	9.0%
20-year
3.0%	70,689	71,191	68,647	2.27%	9.4%
3.5%	114,113	111,683	108,207	2.87%	8.7%
4.0%	5,320	5,208	4,945	2.72%	12.3%
5.0%	2,471	2,448	2,228	2.14%	18.3%
20-year total	192,593	190,530	184,027	2.63%	9.2%
30-year
3.5%	1,418,564	1,427,505	1,355,051	2.75%	7.2%
4.0%	818,553	817,528	761,885	2.97%	7.4%
4.5%	87,621	85,834	79,705	3.27%	8.9%
30-year total	2,324,738	2,330,867	2,196,641	2.84%	7.3%
Pass through agency RMBS	4,234,505	4,229,163	4,028,081	2.55%	8.1%
Agency CMO	23,928	23,453	38,387	2.92%	7.1%
Total fixed-rate agency RMBS	4,258,433	4,252,616	4,066,468	2.56%	8.1%
Adjustable rate agency RMBS	125,706	122,113	123,939	2.83%	14.1%
Total agency RMBS	$4,384,139	$4,374,729	$4,190,407	2.56%	8.2%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 84% (not including our net long TBA position) as of December 31, 2015 as detailed in the following table (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$881,496	$888,212	$846,461	3.58%	2.85%	7.1%
Lower loan balance (2)	1,716,329	1,728,917	1,638,365	3.55%	2.55%	8.4%
Other	491,026	493,796	463,845	3.96%	2.84%	10.2%
Pass through agency RMBS	3,088,851	3,110,925	2,948,671	3.62%	2.68%	8.3%
Agency CMO	20,562	20,211	18,143	3.05%	2.90%	6.9%
Total fixed-rate agency RMBS	3,109,413	3,131,136	2,966,814	3.62%	2.68%	8.3%
Adjustable rate agency RMBS	107,839	104,802	106,384	2.58%	2.82%	14.2%
Total agency RMBS	$3,217,252	$3,235,938	$3,073,198	3.58%	2.68%	8.5%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 119% and 124% for 15-year and 30-year securities, respectively, as of December 31, 2015. Includes $478.7 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $104,823 and $87,210 for 15-year and 30-year securities, respectively, as of December 31, 2015.

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 87% (not including our net long TBA position) as of December 31, 2014, as detailed in the following table (dollars in thousands):

	December 31, 2014
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$1,238,790	$1,236,608	$1,175,541	3.58%	2.80%	7.3%
Lower loan balance (2)	2,476,825	2,471,101	2,349,679	3.47%	2.55%	8.3%
Other	518,890	521,454	502,861	2.81%	1.96%	8.8%
Pass through agency RMBS	4,234,505	4,229,163	4,028,081	3.42%	2.55%	8.1%
Agency CMO	23,928	23,453	38,387	3.05%	2.92%	7.1%
Total fixed-rate agency RMBS	4,258,433	4,252,616	4,066,468	3.42%	2.56%	8.1%
Adjustable rate agency RMBS	125,706	122,113	123,939	2.60%	2.83%	14.1%
Total agency RMBS	$4,384,139	$4,374,729	$4,190,407	3.39%	2.56%	8.2%
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

TBA Investments

As of December 31, 2015 and 2014, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following tables summarize our net long and (short) TBA positions as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$9,827	$9,926	$9,905	$(21)
3.0%	(98,270)	(101,438)	(101,233)	205
3.5%	7,422	7,792	7,772	(20)
Subtotal	(81,021)	(83,720)	(83,556)	164
30-Year
3.0%	417,300	416,438	416,934	496
3.5%	(157,316)	(163,145)	(162,428)	717
4.0%	(121,993)	(128,534)	(129,103)	(569)
4.5%	2,908	3,142	3,141	(1)
Subtotal	140,899	127,901	128,544	643
Portfolio total	$59,878	$44,181	$44,988	$807

	December 31, 2014
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$169,660	$171,059	$172,756	$1,697
3.0%	178,000	185,601	184,983	(618)
3.5%	(69,778)	(73,720)	(73,673)	47
Subtotal	277,882	282,940	284,066	1,126
30-Year
3.0%	556,200	556,494	562,478	5,984
3.5%	83,770	86,848	87,357	509
4.0%	(609,180)	(652,752)	(648,713)	4,039
4.5%	(12,500)	(13,545)	(13,571)	(26)
Subtotal	18,290	(22,955)	(12,449)	10,506
Portfolio total	$296,172	$259,985	$271,617	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2015, our TBA position with a net long notional of $59.9 million had a net carrying value of $0.8 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

Non-Agency Investments
Non-agency security yields are based on our estimate of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of December 31, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$369,907	$363,087	3.15%	5.22%	$436,385	$422,400	2.85%	5.15%
> 5 to ≤ 7 years	635,840	620,734	2.12%	5.68%	486,869	446,967	1.29%	6.68%
> 7 years	551,924	559,292	3.53%	5.51%	245,580	241,756	2.43%	5.89%
Total	$1,557,671	$1,543,113	2.84%	5.51%	$1,168,834	$1,111,123	2.06%	5.92%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of December 31, 2015, other than $200 million in Prime, fixed-rate, jumbo AAA securities purchased during the second and third quarters of 2015, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of December 31, 2015 and 2014:

	December 31,
Credit Rating (1)	2015	2014
AAA	13%	—%
BBB	4%	1%
BB	4%	4%
B	8%	5%
Below B	33%	53%
Not Rated	38%	37%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 78% and 75% as of December 31, 2015 and 2014, respectively. However, as the home values associated with these mortgages have generally experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV would be significantly higher. Additionally, as of December 31, 2015 and 2014, 15% and 21%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 12% and 9% as of December 31, 2015 and 2014, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2015 and 2014 (fair value dollars in thousands):

December 31, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$411,780	$93.35	65	71%	750	4%	17%
CRT	361,028	100.69	19	76%	754	—%	11%
Alt-A	430,679	68.09	123	76%	712	15%	13%
Option-ARM	150,014	75.69	118	75%	707	20%	11%
Subprime	204,170	94.56	112	104%	582	58%	19%
Total	$1,557,671	$84.96	82	78%	714	15%	14%

December 31, 2014
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$178,215	$82.45	114	73%	734	8%	15%
CRT	104,123	103.95	19	73%	761	—%	8%
Alt-A	486,254	68.79	111	76%	712	17%	9%
Option-ARM	173,727	76.12	107	75%	707	23%	8%
Subprime	226,515	87.50	111	78%	615	48%	9%
Total	$1,168,834	$79.35	103	75%	700	21%	10%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of December 31, 2015 and 2014:

	December 31,
	2015	2014
California	35%	37%
Florida	8%	9%
New York	5%	5%
Virginia	4%	4%
New Jersey	4%	3%
Maryland	3%	4%
Total	59%	62%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae and Freddie Mac to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of December 31, 2015, our purchased MSR had a fair market value of $70.9 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Unpaid principal balance (in thousands)	$6,380,498	$7,136,994
Number of loans	31,336	33,911
Average Loan Size (in thousands)	$204	$210
Average Loan Age (months)	34	23
Average Coupon	3.79%	3.80%
Average Original Loan-to-Value	75%	75%
Average Original FICO	760	760
60+ delinquencies	0.26%	0.12%

Financing and Hedging
As of December 31, 2015 and 2014, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	December 31,
	2015			2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,728,065	0.60%	243	$4,002,291	0.42%	245
Non-agency securities (1)	936,650	1.86%	27	715,704	1.67%	20
U.S. Treasury securities	—	N/A	N/A	705,635	(0.13)%	7
Total repurchase agreements	$3,664,715	0.92%	188	$5,423,630	0.51%	190
————————

(1)	Repurchase agreements borrowings secured by non-agency securities include $2.6 million of repurchase agreements related to non-agency RMBS sold but not yet settled as of December 31, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015			2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,045,776	0.97%	15	$2,245,188	0.71%	13
> 1 to ≤ 2 months	504,348	1.01%	42	568,014	0.55%	45
> 2 to ≤ 3 months	363,365	0.90%	78	540,201	0.48%	74
> 3 to ≤ 6 months	—	N/A	N/A	508,216	0.43%	142
> 6 to ≤ 9 months	100,000	0.78%	259	123,947	0.51%	246
> 9 to ≤ 12 months	136,226	0.77%	334	217,429	0.51%	327
> 12 months	515,000	0.72%	1040	515,000	0.63%	1405
Total	3,664,715	0.92%	188	4,717,995	0.61%	210

U.S. Treasury	—	N/A	N/A	705,635	(0.13)%	7
Total repurchase agreements	$3,664,715	0.92%	188	$5,423,630	0.51%	190

As a member of the FHLB, Woodmont has access to a variety of products and services offered by the FHLB, including secured advances.

As of December 31, 2015, Woodmont had $442.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.50%, a weighted average term to maturity of 0.1 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $270.5 million and $199.8 million in agency and non-agency securities, respectively, as of December 31, 2015.
On January 12, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule terminates Woodmont's FHLB membership as of February 2017 and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). We do not expect this development to have a material impact on our ability to finance our investment activities.

As of December 31, 2015 and 2014, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.36% and 1.24% as of December 31, 2015 and 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
The following tables present certain information about our interest rate swaption agreements as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	3,493	1,307	0.2	50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5

RESULTS OF OPERATIONS

In addition to the results presented in accordance with GAAP, our results of operations discussed herein include certain non-GAAP financial information, including “net spread and dollar roll income” (which includes the periodic interest rate costs of our interest rate swaps, TBA dollar roll income and dividends from REIT equity securities reported in other gains (losses), net in our consolidated statements of operations), “estimated taxable income” and certain financial metrics derived from non-GAAP information, such as “cost of funds” and “estimated undistributed taxable income.” By providing users of our financial information with such measures in addition to the related GAAP measures, we intend to provide users greater transparency into the information used by our management in its financial and operational decision-making. We believe net spread and dollar roll income is meaningful information to consider as it incorporates the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs and presents our current financial performance without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations. We present estimated taxable income and estimated undistributed taxable income, as this information is directly related to the amount of dividends we will be required to distribute over time in order to maintain our REIT qualification status. However, because each of these non-GAAP disclosures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly titled measures provided by other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

The table below presents our consolidated statements of operations during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Interest income:
Agency securities	$99,042	$118,764	$199,964
Non-agency securities	74,789	64,282	55,368
Other	287	312	367
Interest expense	(30,800)	(28,631)	(38,754)
Net interest income	143,318	154,727	216,945

Servicing:
Servicing income	48,638	45,873	3,350
Servicing expense	(66,005)	(61,086)	(7,489)
Net servicing loss	(17,367)	(15,213)	(4,139)

Other gains (losses):
Realized loss on agency securities, net	(2,790)	(8,263)	(170,252)
Realized gain on non-agency securities, net	5,673	39,080	16,856
Realized loss on periodic settlements of interest rate swaps, net	(16,437)	(20,388)	(41,006)
Realized gain (loss) on other derivatives and securities, net	(45,901)	(20,445)	112,573
Unrealized gain (loss) on agency securities, net	(28,095)	187,921	(315,784)
Unrealized gain (loss) on non-agency securities, net	(43,153)	(26,375)	19,391
Unrealized gain (loss) on other derivatives and securities, net	2,056	(98,654)	107,546
Unrealized loss on mortgage servicing rights	(415)	(7,611)	—
Impairment of intangible asset	(10,000)	—	—
Total other gains (losses), net	(139,062)	45,265	(270,676)

Expenses:
Management fees	17,225	17,641	18,680
General and administrative expenses	7,980	7,721	7,241
Total expenses	25,205	25,362	25,921

Income (loss) before provision for income tax	(38,316)	159,417	(83,791)
Provision for excise and income tax	(42)	(238)	(679)
Net income (loss)	(38,358)	159,179	(84,470)
Dividend on preferred stock	(4,468)	(2,718)	—
Net income (loss) available to common shareholders	$(42,826)	$156,461	$(84,470)

Weighted average number of common shares outstanding — basic	50,506	51,176	53,015
Weighted average number of common shares outstanding — diluted	50,519	51,192	53,015

Net income (loss) per common share — basic and diluted	$(0.85)	$3.06	$(1.59)

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015			2014
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,817,686	2.59%	$99,042	$4,759,753	2.50%	$118,764
Non-agency securities	1,361,149	5.49%	74,789	971,412	6.62%	64,282
Total	$5,178,835	3.36%	$173,831	$5,731,165	3.19%	$183,046
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$(19,722)	$(24,674)	$4,952
Non-agency securities	10,507	18,207	(7,700)
Total	$(9,215)	$(6,467)	$(2,748)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(19.7) million during the year ended December 31, 2015 compared to the year ended December 31, 2014, due mainly to reduced average balances resulting from lower average leverage. Interest income on non-agency securities increased by $10.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.5% and 8.2% as of December 31, 2015 and 2014, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 9.4% and 7.6% for the years ended December 31, 2015 and 2014, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $27.9 million and $35.6 million for the years ended December 31, 2015 and 2014, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $0.9 million and $(3.6) million for the years ended December 31, 2015 and 2014, respectively. The amortized cost basis of our agency RMBS portfolio was 105.3% and 104.4% of par value as of December 31, 2015 and 2014, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $162.7 million and $184.3 million as of December 31, 2015 and 2014, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $35.6 million and $40.6 million for the years ended December 31, 2015 and 2014, respectively. The weighted average cost basis of the non-agency portfolio was 87.7% and 80.9% of par as of December 31, 2015 and 2014, respectively. The total net discount remaining was $216.4 million and $262.5 million, with $113.8 million and $135.9 million designated as credit reserves as of December 31, 2015 and 2014, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.5x and 4.6x our stockholders’ equity, less investments in RCS as of December 31, 2015 and 2014, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and advances balances outstanding and average leverage ratios for the quarterly periods since December 31, 2013 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2015	$4,239,674	$4,509,693	$4,107,615	0.88%	4.4x	4.4x	4.5x
September 30, 2015	$4,118,008	$4,921,925	$4,067,133	0.74%	4.1x	4.2x	4.7x
June 30, 2015	$4,664,051	$4,994,918	$4,532,751	0.66%	4.4x	4.2x	4.1x
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
September 30, 2014	$4,524,189	$4,778,350	$4,461,278	0.58%	4.2x	4.1x	4.9x
June 30, 2014	$5,062,594	$5,188,485	$4,778,350	0.56%	4.8x	4.2x	5.2x
March 31, 2014	$5,762,349	$6,580,860	$5,188,485	0.58%	5.6x	5.1x	5.8x
December 31, 2013	$7,654,594	$8,352,998	$6,582,678	0.56%	6.8x	5.9x	5.1x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities and includes advances from the Federal Home Loan Bank collateralized by non-agency securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investment in RCS.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2015, we had a net long TBA position with a notional value of $59.9 million and underlying cost basis of $44.2 million.

Interest Expense and Cost of Funds
Interest expense of $30.8 million and $28.6 million for the years ended December 31, 2015 and 2014, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $16.4 million and $20.4 million for the years ended December 31, 2015 and 2014, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015			2014
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$4,500,978	0.68%	$30,800	$4,989,896	0.57%	$28,631
Interest rate swaps	1,609,231	1.02%	16,437	2,053,462	0.99%	20,388
Total adjusted cost of funds		1.05%	$47,237		0.98%	$49,019
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31, 2015 vs 2014
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements and FHLB advances	$2,169	$(2,246)	$4,415
Interest rate swaps	(3,951)	(4,557)	606
Total adjusted cost of funds	$(1,782)	$(6,803)	$5,021
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The decrease in our adjusted cost of funds of $(1.8) million for the year ended December 31, 2015 compared to the year ended December 31, 2014, was attributable to lower average financing balances and swap notional amounts, partially offset by increases in funding and swap rates.

Net Servicing Loss
The following table presents the components of servicing income and expense for the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Servicing fee income	$32,681	$30,544
Incentive, ancillary and other income	15,957	15,329
Servicing income	48,638	45,873

Employee compensation and benefit costs	31,039	31,963
Facility costs	10,194	12,591
Realization of cash flows from MSR	10,033	5,128
Other servicing costs	14,739	11,404
Servicing expense	66,005	61,086

Net servicing loss	$(17,367)	$(15,213)

As of December 31, 2015, RCS managed a servicing portfolio of approximately 64,000 loans, representing approximately $13 billion in unpaid principal balances. RCS provides full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the years ended December 31, 2015 and 2014 were largely driven by a reduction in our agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized losses on agency RMBS during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Proceeds from agency RMBS sold	$2,245,959	$2,277,424
Increase (decrease) in receivable for agency RMBS sold	—	(608,646)
Less agency RMBS sold, at cost	(2,248,749)	(1,677,041)
Net realized loss on sale of agency RMBS	$(2,790)	$(8,263)

Gross realized gains on sale of agency RMBS	$10,867	$10,706
Gross realized losses on sale of agency RMBS	(13,657)	(18,969)
Net realized loss on sale of agency RMBS	$(2,790)	$(8,263)

The following table is a summary of our net realized gains on non-agency securities during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Proceeds from non-agency securities sold	$440,075	$583,345
Increase in receivable for non-agency securities sold	2,565	—
Less: non-agency securities sold, at cost	(436,967)	(544,265)
Net realized gain on sale of non-agency securities	$5,673	$39,080

Gross realized gain on sale of non-agency securities	$8,869	$44,571
Gross realized loss on sale of non-agency securities	(3,196)	(5,491)
Net realized gain on sale of non-agency securities	$5,673	$39,080

Unrealized net gains (losses) of $(28.1) million and $187.9 million on agency RMBS for the years ended December 31, 2015 and 2014, respectively, and unrealized net losses of $(43.2) million and $(26.4) million on non-agency securities for the years ended December 31, 2015 and 2014, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Realized loss on periodic settlements of interest rate swaps, net	$(16,437)	$(20,388)
Realized loss on other derivatives and securities:
Interest rate swaps	$(53,114)	$(13,952)
Interest rate swaptions	(4,049)	(17,836)
TBA securities	22,727	33,345
U.S. Treasury securities	8,323	2,008
U.S. Treasury futures	(4,695)	(6,645)
Short sales of U.S. Treasury securities	(15,544)	(26,592)
REIT equity investments	—	8,675
Mortgage options	22	257
Interest only swaps	199	295
Credit default swaps	125	—
Credit default option	14	—
FHLB stock	91	—
Total realized loss on other derivatives and securities, net	$(45,901)	$(20,445)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$9,662	$(105,529)
Interest rate swaptions	156	(12,018)
TBA securities	(10,825)	10,613
U.S. Treasury securities	(1,428)	13,291
U.S. Treasury futures	2,146	(4,464)
Short sales of U.S. Treasury securities	1,757	(1,344)
REIT equity investments	—	502
Interest only swaps	(307)	295
Credit default swaps	895	—
Total unrealized gain (loss) on other derivatives and securities, net	$2,056	$(98,654)

Realized and unrealized net losses on interest rate swaps and swaptions of $(43.5) million and $(3.9) million, respectively, for the year ended December 31, 2015 were due primarily to a decrease in swap rates during the first quarter when average swap notional balances were larger than during the remainder of the year. Realized and unrealized net gains on TBA securities of $11.9 million during the year ended December 31, 2015 were due mainly to the decrease in longer term interest rates during the first and third quarters of 2015. For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K.

Impairment of Intangible Aseet

During the year ended December 31, 2015, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including anticipated acquisitions of mortgage servicing rights. The fair value of intangible assets of December 31, 2015 was estimated based upon a combination of internal models and third party inputs.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $17.2 million and $17.6 million during the years ended December 31, 2015 and 2014, respectively. The period-over-period decrease for the years ended December 31, 2015 and 2014 was a function of lower average equity, primarily as a result of realized losses and share repurchases during 2015.
General and administrative expenses were $8.0 million and $7.7 million during the years ended December 31, 2015 and 2014, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.3% and 2.2% for the years ended December 31, 2015 and 2014, respectively.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $86.4 million and $99.7 million (or $1.71 and $1.95 per common share) for the years ended December 31, 2015 and 2014, respectively.

As a REIT, we are required to distribute annually at least 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year (“spill-back provision”). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with assets and liabilities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences in the recognition of certain realized gains and losses, (iii) losses or undistributed income of taxable REIT subsidiaries and (iv) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts).

	For the Years Ended December 31,
	2015	2014
Net income (loss)	$(38,358)	$159,179
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	28,095	(187,921)
Non-agency securities	43,153	26,375
Derivatives, MSR and other securities	(1,641)	106,265
Premium amortization, net	(13,621)	(9,601)
Utilization of capital loss carryforwards (1)	(17,942)	(50,171)
Realized losses, net (1)	63,444	42,672
Other	27,728	15,666
Total book to tax difference	129,216	(56,715)
Estimated taxable income	90,858	102,464
Dividend on preferred stock	(4,468)	(2,718)
Estimated taxable income available to common shareholders	$86,390	$99,746

Weighted average number of common shares outstanding — basic	50,506	51,176
Weighted average number of common shares outstanding — diluted	50,519	51,192

Estimated taxable income per common share - basic and diluted	$1.71	$1.95
Estimated cumulative undistributed REIT taxable income per common share	$0.04	$0.12

Beginning cumulative non-deductible capital losses	$144,897	$195,068
Current period net capital gain	(17,942)	(50,171)
Ending cumulative non-deductible capital losses	$126,955	$144,897
Ending cumulative non-deductible capital losses per common share	$2.67	$2.83
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.36 per common share for the year ended December 31, 2015, respectively, which will be added to our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(1.05) per common share, for the year ended December 31, 2015, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

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

We declared dividends of $1.80 and $2.60 per common share for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, we had an estimated $1.8 million (or $0.04 per common share) of undistributed taxable income, net of the common stock dividend payable of $19.1 million. We have distributed all of our 2014 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2015.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2015, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $81.3 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2015 were approximately $38.6 million, with respect to which, RCS has provided a full valuation allowance.
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014
Interest income:
Agency RMBS	$99,042	$118,764
Non-agency securities and other	75,076	64,594
Interest expense	(30,800)	(28,631)
Net interest income	143,318	154,727
Dividend income from investments in REIT equity securities (1)	—	1,840
Realized loss on periodic settlements of interest rate swaps, net	(16,437)	(20,388)
Adjusted net interest income	126,881	136,179
Management fees and general and administrative expenses	(25,205)	(25,362)
Net spread income	101,676	110,817
Dollar roll income	6,960	26,479
Net spread and dollar roll income	108,636	137,296
Dividend on preferred stock	(4,468)	(2,718)
Net spread and dollar roll income available to common shareholders	$104,168	$134,578

Weighted average number of common shares outstanding — basic	50,506	51,176
Weighted average number of common shares outstanding — diluted	50,519	51,192

Net spread and dollar roll income per common share- basic and diluted	$2.06	$2.63
Net spread and dollar roll income, excluding “catch up” amortization per common share- basic and diluted	$2.04	$2.69
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income decreased $(0.57) per common share for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to a reduction in leverage, including our net TBA position.

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
Interest income from our agency RMBS is net of premium amortization expense of $35.6 million and $38.9 million for the years ended December 31, 2014 and 2013, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $(3.6) million and $8.5 million for the years ended December 31, 2014 and 2013, respectively. The amortized cost basis of our agency RMBS portfolio was 104.4% of par value as of both December 31, 2014 and 2013. The net unamortized premium balance of our aggregate agency RMBS portfolio was $184.3 million and $246.6 million, as of December 31, 2014 and 2013, respectively.
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

Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.6x and 5.1x our stockholders’ equity, less investments in RCS and REIT equity securities as of December 31, 2014 and 2013, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.

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

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency repurchase agreements by our average month-end stockholders’ equity for the period, less investments in RCS and REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency repurchase agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investments in RCS and REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency repurchase agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investments in RCS and REIT equity securities.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2014, we had a net long TBA position with a notional value and underlying cost basis of $0.3 billion, respectively.

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

As a REIT, we are required to distribute annually at least 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year (“spill-back provision”). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with assets and liabilities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences in the recognition of certain realized gains and losses, (iii) losses or undistributed income of taxable REIT subsidiaries and (iv) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2014 and 2013 (dollars in thousands).

	For the Year Ended December 31,
	2014	2013
Net income (loss)	$159,179	$(84,470)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(187,921)	315,784
Non-agency securities	26,375	(19,391)
Derivatives, MSR and other securities	106,265	(107,546)
Premium amortization, net	(9,601)	(9,647)
Increase to (utilization of) capital loss carryforwards (1)	(50,171)	195,160
Realized gains (losses), net (1)	42,672	(122,612)
Other	15,666	4,775
Total book to tax difference	(56,715)	256,523
Estimated taxable income	102,464	172,053
Dividend on preferred stock	(2,718)	—
Estimated taxable income available to common shareholders	$99,746	$172,053

Weighted average number of common shares outstanding — basic	51,176	53,015
Weighted average number of common shares outstanding — diluted	51,192	53,015

Estimated taxable income per common share	$1.95	$3.25
Estimated cumulative undistributed REIT taxable income per common share	$0.12	$0.77

Beginning cumulative non-deductible capital losses	$195,068	$—
Current period net capital loss (gain)	(50,171)	195,068
Ending cumulative non-deductible capital losses	$144,897	$195,068
Ending cumulative non-deductible capital losses per common share	$2.83	$3.68
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

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2014, RCS had Federal net operating loss NOL carryforwards of approximately $68.0 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2014 were approximately $31.6 million, with respect to which RCS has provided a full valuation allowance.

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

Net Spread Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the years ended December 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013
Interest income:
Agency RMBS	$118,764	$199,964
Non-agency securities and other	64,594	55,735
Interest expense	(28,631)	(38,754)
Net interest income	154,727	216,945
Dividend income from investments in REIT equity securities (1)	1,840	977
Realized loss on periodic settlements of interest rate swaps, net	(20,388)	(41,006)
Adjusted net interest income	136,179	176,916
Management fees and general and administrative expenses	(25,362)	(25,921)
Net spread income	110,817	150,995
Dollar roll income	26,479	15,388
Net spread and dollar roll income	137,296	166,383
Dividend on preferred stock	(2,718)	—
Net spread and dollar roll income available to common shareholders	$134,578	$166,383

Weighted average number of common shares outstanding — basic	51,176	53,015
Weighted average number of common shares outstanding — diluted	51,192	53,015

Net spread and dollar roll income per common share- basic and diluted	$2.63	$3.14
Net spread and dollar roll income, excluding “catch up” amortization per common share- basic and diluted	$2.69	$2.98
——————

(1)	Dividend income from investments in REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

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

During the year ended December 31, 2015, we repurchased approximately 3.6 million shares of our common stock at an average repurchase price of $14.85 per share, including expenses, totaling $53.4 million. As of December 31, 2015, we had $81.6 million available under current board authorization for repurchases of our common stock through December 31, 2016.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.4x and 4.4x the amount of our stockholders’ equity less our investments in RCS as of December 31, 2015 and 2014, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 31 financial institutions as of December 31, 2015, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 21% of our equity at risk as of December 31, 2015.
As of December 31, 2015, borrowings under repurchase agreements of $2.7 billion and $936.7 million, with weighted average remaining days to maturity of 243 days and 27 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2015. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2015.

	December 31, 2015
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	68%
Asia	5	16%
Europe	9	16%
Total	31	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2015, haircuts on our pledged collateral remained stable and, as of December 31, 2015, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 23%, respectively.
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
As of December 31, 2015, we had met all margin requirements and had unrestricted cash and cash equivalents of $169.3 million and unpledged securities of approximately $164.3 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2015.
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
Refer to Notes 2 and 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2015 and the related activity for the year ended December 31, 2015.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both December 31, 2015 and 2014.

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

Federal Home Loan Bank Membership
The FHLBs provide a variety of products and services to their members, including long-term and short-term secured loans, called “advances.” FHLB members may use a variety of real estate related assets, including agency MBS, as collateral for such advances. Membership in the FHLB obligates Woodmont to purchase membership stock and activity-based stock in the FHLB, the latter based upon the aggregate amount of advances obtained from the FHLB.
FHLB advances collateralized by agency MBS typically require higher effective haircuts than those required under our current repurchase agreements as a result of the slightly higher haircuts implemented by the FHLB coupled with the requirement to acquire activity-based stock in the FHLB concurrently with such borrowings. In addition, the FHLBs determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts during the term of secured borrowings.
As of December 31, 2015, Woodmont had $442.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.50%, a weighted average term to maturity of 0.1 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $270.5 million and $199.8 million in agency and non-agency securities, respectively, as of December 31, 2015.
On January 12, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule terminates Woodmont's FHLB membership as of February 2017 and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). We do not expect this development to have a material impact on our ability to finance our investment activities.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Annual Report on Form 10-K. Inclusive of our net TBA position as of December 31, 2015, our total “at risk” leverage, net of unsettled securities, was 4.5x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2015, we had a net long TBA position with a cost basis of $44.2 million and fair value of the securities underlying our net long TBA position of $45.0 million.

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the collateral pledged securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our net long TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2015, approximately 85% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements as of December 31, 2015 (in thousands):

	Year of Maturity (1)
	2016	2017	2019
Repurchase agreements	$3,149,715	$250,000	$265,000
Federal Home Loan Bank advances	442,900	—	—
Accrued interest on repurchase agreements and Federal Home Loan Bank advances	3,172	283	407
Total	$3,595,787	$250,283	$265,407
——————
(1)     The Company has no repurchase agreements or Federal Home Loan Bank advances maturing in 2018.

Additionally, RCS has entered into an office lease agreement through December 31, 2019. The lease is classified as an operating lease and is structured to require the monthly payment of minimum rent in advance, subject to periodic increases during the term of the lease. Our total obligation under the lease is $3.6 million as of December 31, 2015. We expect this lease obligation to transfer to Ditech upon the completion of servicing transfers scheduled to occur in the first quarter of 2016.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in the amount or timing of cash flows from our investment portfolio; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward looking statements, please see the information under the caption “Risk Factors” described in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended and, as such, speak only as of the date made.

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
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when interest rates rise and decrease when rates fall. The “negative convexity” generally increases the interest rate exposure of our investment portfolio by more than what is measured by duration alone.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2015 and 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
December 31, 2015
+100 basis points	(3.1)%	(1.1)%	(5.7)%
+50 basis points	(1.2)%	(0.5)%	(2.5)%
-50 basis points	0.1%	0.2%	1.3%
-100 basis points	(4.5)%	0.1%	0.7%
December 31, 2014
+100 basis points	(6.1)%	(1.3)%	(6.9)%
+50 basis points	(3.1)%	(0.6)%	(3.0)%
-50 basis points	2.2%	0.2%	1.0%
-100 basis points	(0.5)%	(0.4)%	(2.0)%
————————

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

(2)
Represents the estimated dollar change in net interest income expressed as a percentage of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes TBA dollar roll income and costs associated with other supplemental hedges, such as swaptions and U.S. Treasury securities or TBA positions. Estimated dollar change in net interest income does not include the one time impact of retroactive “catch-up” premium amortization benefit/cost due to an increase/decrease in the projected CPR.

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

Spread Risk
When the market spread between the yield on our RMBS and benchmark interest rates widens, our net book value could decline if the value of our RMBS falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.4 years and 5.4 years for agency RMBS and 4.9 years and 4.3 years for non-agency securities based on interest rates and RMBS prices as of December 31, 2015 and 2014, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread: Agency / Non-Agency	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2015
-25 / -50 basis points	1.7%	8.8%
-10 / -25 basis points	0.8%	3.9%
+10 / +25 basis points	(0.8)%	(3.9)%
+25 / +50 basis points	(1.7)%	(8.8)%
December 31, 2014
-25 / -50 basis points	1.5%	7.8%
-10 / -25 basis points	0.6%	3.3%
+10 / +25 basis points	(0.6)%	(3.3)%
+25 / +50 basis points	(1.5)%	(7.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of December 31, 2015, we had unrestricted cash and cash equivalents of $169.3 million and unpledged securities of approximately $164.3 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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
Credit Risk
We are exposed to credit risk related to our non-agency investments, MSR, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our diversified investment strategy. Therefore, we may retain all or a portion of the credit risk on our investments. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. There is no guarantee that our efforts to manage credit risk will be successful and we could suffer significant losses if credit performance is worse than our expectations or if economic conditions worsen.
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
Risks Related to Other Real Estate Investments.
For the healthcare and independent living real estate investments in which we may invest, we would be exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or, for debt investments, of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments will be heavily dependent upon the successful operation of the facilities by our counterparties. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We will seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited American Capital Mortgage Investment Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Capital Mortgage Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital Mortgage Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of American Capital Mortgage Investment Corp., and our report dated February 24, 2016 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young
February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Capital Mortgage Investment Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Mortgage Investment Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Mortgage Investment Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young
February 24, 2016

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets:
Agency securities, at fair value (including pledged securities of $3,174,675 and $4,235,235, respectively)	$3,217,252	$4,384,139
Non-agency securities, at fair value (including pledged securities of $1,435,931 and $940,981, respectively)	1,557,671	1,168,834
U.S. Treasury securities, at fair value (including pledged securities of $0 and $707,284, respectively)	—	758,629
Cash and cash equivalents	169,319	203,431
Restricted cash and cash equivalents	95,636	82,144
Interest receivable	11,629	15,249
Derivative assets, at fair value	8,151	28,574
Receivable for securities sold	2,565	26,747
Receivable under reverse repurchase agreements	281,618	214,399
Mortgage servicing rights, at fair value	83,647	93,640
Other assets	54,914	55,466
Total assets	$5,482,402	$7,031,252
Liabilities:
Repurchase agreements	$3,664,715	$5,423,630
Federal Home Loan Bank advances	442,900	—
Payable for securities purchased	—	49,755
Derivative liabilities, at fair value	58,850	75,981
Dividend payable	20,167	34,374
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	266,001	230,136
Accounts payable and other accrued liabilities	38,657	41,407
Total liabilities	4,491,290	5,855,283
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 47,626 and 51,165 shares issued and outstanding, respectively	476	512
Additional paid-in capital	1,146,797	1,198,560
Retained deficit	(209,200)	(76,142)
Total stockholders’ equity	991,112	1,175,969
Total liabilities and stockholders’ equity	$5,482,402	$7,031,252
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Interest income:
Agency securities	$99,042	$118,764	$199,964
Non-agency securities	74,789	64,282	55,368
Other	287	312	367
Interest expense	(30,800)	(28,631)	(38,754)
Net interest income	143,318	154,727	216,945

Servicing:
Servicing income	48,638	45,873	3,350
Servicing expense	(66,005)	(61,086)	(7,489)
Net servicing loss	(17,367)	(15,213)	(4,139)

Other gains (losses):
Realized loss on agency securities, net	(2,790)	(8,263)	(170,252)
Realized gain on non-agency securities, net	5,673	39,080	16,856
Realized loss on periodic settlements of interest rate swaps, net	(16,437)	(20,388)	(41,006)
Realized gain (loss) on other derivatives and securities, net	(45,901)	(20,445)	112,573
Unrealized gain (loss) on agency securities, net	(28,095)	187,921	(315,784)
Unrealized gain (loss) on non-agency securities, net	(43,153)	(26,375)	19,391
Unrealized gain (loss) on other derivatives and securities, net	2,056	(98,654)	107,546
Unrealized loss on mortgage servicing rights	(415)	(7,611)	—
Impairment of intangible asset	(10,000)	—	—
Total other gains (losses), net	(139,062)	45,265	(270,676)

Expenses:
Management fees	17,225	17,641	18,680
General and administrative expenses	7,980	7,721	7,241
Total expenses	25,205	25,362	25,921

Income (loss) before provision for income tax	(38,316)	159,417	(83,791)
Provision for excise and income tax	(42)	(238)	(679)
Net income (loss)	(38,358)	159,179	(84,470)
Dividend on preferred stock	(4,468)	(2,718)	—
Net income (loss) available to common shareholders	$(42,826)	$156,461	$(84,470)

Net income (loss) per common share — basic and diluted	$(0.85)	$3.06	$(1.59)

Weighted average number of common shares outstanding — basic	50,506	51,176	53,015
Weighted average number of common shares outstanding — diluted	50,519	51,192	53,015

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	35,964	$360	$772,008	$153,194	$925,562
Net loss	—	—	—	—	—	(84,470)	(84,470)
Issuance of common stock	—	—	23,000	230	583,685	—	583,915
Repurchase of common stock	—	—	(7,616)	(76)	(154,002)	—	(154,078)
Stock-based compensation	—	—	8	—	135	—	135
Common dividends declared	—	—	—	—	—	(168,344)	(168,344)
Balance, December 31, 2013	—	—	51,356	514	1,201,826	(99,620)	1,102,720
Net income	—	—	—	—	—	159,179	159,179
Issuance of preferred stock	2,200	53,039	—	—	—	—	53,039
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	(4,208)
Stock-based compensation	—	—	23	1	939	—	940
Preferred dividends declared	—	—	—	—	—	(2,718)	(2,718)
Common dividends declared	—	—	—	—	—	(132,983)	(132,983)
Balance, December 31, 2014	2,200	53,039	51,165	512	1,198,560	(76,142)	1,175,969
Net loss	—	—	—	—	—	(38,358)	(38,358)
Repurchase of common stock	—	—	(3,592)	(36)	(53,321)	—	(53,357)
Stock-based compensation	—	—	53	—	1,558	—	1,558
Preferred dividends declared	—	—	—	—	—	(4,468)	(4,468)
Common dividends declared	—	—	—	—	—	(90,232)	(90,232)
Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$991,112
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,358)	$159,179	$(84,470)
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	27,903	35,570	38,915
Accretion of net discount on non-agency securities	(35,643)	(40,613)	(35,496)
Realization of cash flows from MSR	10,033	5,128	—
Unrealized loss (gain) on securities, MSR and derivatives, net	69,607	(55,281)	188,847
Realized loss on agency securities, net	2,790	8,263	170,252
Realized gain on non-agency securities, net	(5,673)	(39,080)	(16,856)
Realized loss (gain) on other derivatives and securities, net	62,429	42,673	(70,590)
Impairment of intangible asset	10,000	—	—
Stock-based compensation	1,558	940	135
Decrease (increase) in interest receivable	3,620	5,371	(2,355)
Decrease in other assets	8,278	10,290	1,840
Increase (decrease) in operating accounts payable and other accrued liabilities	1,045	(733)	33,954
Net cash flows from operating activities	117,589	131,707	224,176
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(1,694,529)	(761,638)	(8,914,575)
Purchases of non-agency securities	(1,069,186)	(825,487)	(561,932)
Purchases of MSR, net of purchase price adjustments	(4,291)	(89,696)	—
Proceeds from sale of agency securities	2,245,959	2,277,424	7,817,303
Proceeds from sale of non-agency securities	440,075	583,345	197,259
Principal collections on agency securities	506,914	544,246	689,035
Principal collections on non-agency securities	235,872	137,843	106,602
Net payments on reverse repurchase agreements	(67,219)	(191,663)	396,152
Purchases of U.S. Treasury securities	(5,470,830)	(5,070,401)	(8,479,099)
Proceeds from sale of U.S. Treasury securities	6,282,497	5,123,755	7,471,222
Proceeds from terminations of interest rate swaptions	—	18,110	48,405
Payment of premiums for interest rate swaptions	(390)	(3,419)	(46,362)
Decrease (increase) in restricted cash and cash equivalents	(13,492)	(61,139)	7,488
Other investing cash flows, net	(47,076)	4,657	(81,497)
Net cash flows from (used in) investing activities	1,344,304	1,685,937	(1,349,999)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(108,907)	(134,881)	(167,331)
Proceeds from preferred stock offerings, net of offering costs	—	53,039	—
Proceeds from common stock offerings, net of offering costs	—	—	583,915
Net payments for repurchase of common shares	(53,357)	(4,208)	(154,078)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	47,270,579	41,501,632	103,914,609
Repayments on repurchase agreements and Federal Home Loan Bank advances	(48,604,320)	(43,236,193)	(103,002,208)
Net cash from (used in) financing activities	(1,496,005)	(1,820,611)	1,174,907
Net increase (decrease) in cash and cash equivalents	(34,112)	(2,967)	49,084
Cash and cash equivalents at beginning of the period	203,431	206,398	157,314
Cash and cash equivalents at end of period	$169,319	$203,431	$206,398
Supplemental non-cash investing and financing activities
Interest paid	$29,968	$29,447	$37,892
Taxes paid	$125	$580	$1,277
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

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“RMBS”), non-agency mortgage investments, other mortgage-related investments, and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights (“MSR”), GSE credit risk transfer securities (“CRT”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity investments in properties subject to long-term triple-net leases with third party operators and debt investments in skilled nursing facility and senior housing properties secured by mortgages on the underlying real estate and personal property.
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
On November 27, 2013, our wholly-owned subsidiary, American Capital Mortgage 2013, LLC, acquired RCS, a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. See Note 10 - Other Assets for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect the acquisition of the RCS, which was accounted for as a business combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Shares subject to performance conditions have been excluded from EPS because the shares would not be issuable at December 31, 2015 if that were the end of the contingency period.

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

Repurchase Agreements

We finance the acquisition of agency RMBS and non-agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. We account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term maturities or floating rate coupons.

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
Derivatives
We utilize a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward (“TBA”) contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as synthetic total return swaps.
We also enter into TBA contracts as a means of investing in and financing agency RMBS (thereby increasing our “at risk” leverage) or as a means of disposing of or reducing our exposure to agency RMBS (thereby reducing our “at risk” leverage). Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income (loss).” Consequently, forward purchases of agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.
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

Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement and other financing facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR (“payer swaps”) with terms up to 15 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter (“OTC”) market and may be centrally cleared through a registered commodities exchange (“centrally cleared swaps”).

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price. We estimate the fair value of our “non-centrally cleared” interest rate swaps based on valuations obtained from third-party pricing services and the swap counterparty (collectively, “third-party valuations”). The third-party valuations are model-driven using observable inputs consisting of LIBOR and the forward yield curve. We also consider the creditworthiness of both us and our counterparties and the impact of netting and credit enhancement provisions contained in each derivative agreement, such as collateral postings. All of our “non-centrally cleared” interest rate swaps are subject to bilateral collateral arrangements. Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.

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

TBA securities

A TBA security is a forward contract for the purchase (“long position”) or sale (“short position”) of agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of agency RMBS and we may from time to time utilize TBA dollar roll transactions to finance agency RMBS purchases.

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

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (a) the amounts actually distributed, (b) the amounts of income we retained and on which we have paid corporate income tax and (c) any prior year over-distributions. Dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year.

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

Note 3. Agency Securities
The following tables summarize our investments in agency RMBS as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,421,576	$651,622	$3,073,198
Unamortized premium	127,871	34,869	162,740
Amortized cost	2,549,447	686,491	3,235,938
Gross unrealized gains	9,745	3,378	13,123
Gross unrealized losses	(23,194)	(8,615)	(31,809)
Agency RMBS, at fair value	$2,535,998	$681,254	$3,217,252

Weighted average coupon as of December 31, 2015	3.58%	3.58%	3.58%
Weighted average yield as of December 31, 2015	2.68%	2.71%	2.68%
Weighted average yield for the year ended December 31, 2015	2.58%	2.64%	2.59%

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,131,136	$10,086	$(31,809)	$3,109,413
Adjustable rate	104,802	3,037	—	107,839
Total	$3,235,938	$13,123	$(31,809)	$3,217,252

	December 31, 2014
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$3,333,348	$857,059	$4,190,407
Unamortized premium	141,252	43,070	184,322
Amortized cost	3,474,600	900,129	4,374,729
Gross unrealized gains	26,102	7,550	33,652
Gross unrealized losses	(18,575)	(5,667)	(24,242)
Agency RMBS, at fair value	$3,482,127	$902,012	$4,384,139

Weighted average coupon as of December 31, 2014	3.37%	3.50%	3.39%
Weighted average yield as of December 31, 2014	2.54%	2.65%	2.56%
Weighted average yield for the year ended December 31, 2014	2.48%	2.58%	2.50%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$4,252,616	$30,059	$(24,242)	$4,258,433
Adjustable rate	122,113	3,593	—	125,706
Total	$4,374,729	$33,652	$(24,242)	$4,384,139

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of December 31, 2015 and 2014 according to their estimated weighted average life classification (dollars in thousands):

	December 31, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Greater than three years and less than or equal to five years	$742,523	$740,513	2.25%	3.29%	$1,528,121	$1,520,350	2.13%	3.05%
Greater than five years and less than or equal to 10 years	2,466,730	2,487,369	2.81%	3.67%	2,827,653	2,826,297	2.79%	3.58%
Greater than 10 years	7,999	8,056	3.03%	3.50%	28,365	28,082	3.12%	3.52%
Total	$3,217,252	$3,235,938	2.68%	3.58%	$4,384,139	$4,374,729	2.56%	3.39%
As of both December 31, 2015 and 2014, none of our agency RMBS had an estimated weighted average life of less than 3.2 years. As of both December 31, 2015 and 2014, the estimated weighted average life of our agency security portfolio was 7.0 years, which incorporates anticipated future prepayment assumptions. As of December 31, 2015 and 2014, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.5% and 8.2%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Proceeds from agency RMBS sold	$2,245,959	$2,277,424	$7,817,303
Increase (decrease) in receivable for agency RMBS sold	—	(608,646)	608,646
Less agency RMBS sold, at cost	(2,248,749)	(1,677,041)	(8,596,201)
Net realized loss on sale of agency RMBS	$(2,790)	$(8,263)	$(170,252)

Gross realized gains on sale of agency RMBS	$10,867	$10,706	$22,424
Gross realized losses on sale of agency RMBS	(13,657)	(18,969)	(192,676)
Net realized loss on sale of agency RMBS	$(2,790)	$(8,263)	$(170,252)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,261,124	$639,460	$2,900,584
Accrued interest on pledged agency RMBS	6,428	1,826	8,254
Under Derivative Agreements
Fair value	1,708	1,866	3,574
Accrued interest on pledged agency RMBS	5	5	10
Under FHLB Advances
Fair value	249,590	20,927	270,517
Accrued interest on pledged agency RMBS	741	62	803
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,519,596	$664,146	$3,183,742

	December 31, 2014
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$3,395,257	$838,627	$4,233,884
Accrued interest on pledged agency RMBS	9,089	2,335	11,424
Under Derivative Agreements
Fair value	677	674	1,351
Accrued interest on pledged agency RMBS	2	2	4
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$3,405,025	$841,638	$4,246,663

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,366,871	$1,374,862	$3,915	$1,711,727	$1,707,149	$4,718
31 - 59 days	340,855	340,852	940	507,160	503,833	1,310
60 - 90 days	329,397	330,832	932	525,089	524,291	1,352
Greater than 90 days	863,461	870,764	2,467	1,489,908	1,489,667	4,044
Total	$2,900,584	$2,917,310	$8,254	$4,233,884	$4,224,940	$11,424

As of December 31, 2015 and 2014, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. As of December 31, 2015, all of our FHLB advances backed by agency RMBS had remaining maturities less than 30 days.
Note 4. Non-Agency Securities
The following tables summarize our non-agency securities as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

December 31, 2014
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$178,215	$11,346	$(596)	$167,464	$(25,977)	$193,441	3.03%	6.42%
CRT	104,123	88	(5,893)	109,929	4,150	105,779	4.21%	5.46%
Alt-A	486,254	42,536	(4,090)	447,808	(169,221)	617,029	1.67%	6.54%
Option-ARM	173,727	11,317	(2,473)	164,883	(42,338)	207,221	0.43%	5.88%
Subprime	226,515	5,818	(342)	221,039	(29,143)	250,182	2.70%	4.57%
Total	$1,168,834	$71,105	$(13,394)	$1,111,123	$(262,529)	$1,373,652	2.06%	5.92%
————————

(1)	Coupon rates are floating, except for $2.5 million, $29.3 million and $151.2 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2014.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$369,907	$363,087	3.15%	5.22%	$436,385	$422,400	2.85%	5.15%
> 5 to ≤ 7 years	635,840	620,734	2.12%	5.68%	486,869	446,967	1.29%	6.68%
> 7 years	551,924	559,292	3.53%	5.51%	245,580	241,756	2.43%	5.89%
Total	$1,557,671	$1,543,113	2.84%	5.51%	$1,168,834	$1,111,123	2.06%	5.92%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $186.9 million as of December 31, 2015 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of December 31, 2015, Prime securities also include $224.9 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting between 2010 and 2015. As of December 31, 2015, our Prime securities have both fixed and floating rate coupons ranging from 1.0% to 6.5%, and have underlying collateral with weighted average coupons ranging from 2.5% to 5.7%.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac subject to their underwriting standards. As of December 31, 2015, our CRT securities have floating rate coupons ranging from 3.0% to 6.1%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2015.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2015, our Alt-A securities have both fixed and floating rate coupons ranging from 0.5% to 6.5% with weighted average coupons of underlying collateral ranging from 2.7% to 6.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2015, our Option-ARM securities have coupons ranging from 0.5% to 1.2% and have underlying collateral with weighted average coupons between 2.7% and 4.1%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of December 31, 2015, our Subprime securities issued prior to 2015 have a fair value of $79.2 million with fixed and floating rate coupons ranging from 0.5% to 5.2% and have underlying collateral with weighted-average coupons ranging from 4.4% to 5.8%. Additionally, we have classified certain non-performing loans that were securitized in 2014 and 2015 as Subprime securities. These securitizations are backed by loans originated during or before 2015 and, as of December 31, 2015, have a fair value of $125.0 million. As of December 31, 2015, our Subprime securities issued in 2014 and 2015 have fixed rate coupons ranging from 3.4% to 4.4% and have underlying collateral with weighted-average coupons ranging from 4.3% to 7.2%.

More than 82% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of December 31, 2015.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Proceeds from non-agency securities sold	$440,075	$583,345	$197,259
Increase in receivable for non-agency RMBS sold	2,565	—	—
Less: non-agency securities sold, at cost	(436,967)	(544,265)	(180,403)
Net realized gain on sale of non-agency securities	$5,673	$39,080	$16,856

Gross realized gain on sale of non-agency securities	$8,869	$44,571	$18,790
Gross realized loss on sale of non-agency securities	(3,196)	(5,491)	(1,934)
Net realized gain on sale of non-agency securities	$5,673	$39,080	$16,856

Pledged Assets
Non-agency securities with a fair value of $1.4 billion and $0.9 billion were pledged as collateral under financing arrangements as of December 31, 2015 and 2014, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under financing arrangements by remaining maturity as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,067,283	$1,056,492	$1,669	$791,654	$770,604	$1,151
31 - 59 days	200,120	196,500	217	106,097	98,690	77
60 - 90 days	168,528	166,695	361	43,230	39,280	40
Total	$1,435,931	$1,419,687	$2,247	$940,981	$908,574	$1,268

As of December 31, 2015 and 2014, none of our repurchase agreement borrowings of FHLB advances backed by non-agency securities were due on demand or mature overnight.
Note 5. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2015 and 2014, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of December 31, 2015 and 2014, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	December 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,728,065	0.60%	243	$4,002,291	0.42%	245
Non-agency securities (1)	936,650	1.86%	27	715,704	1.67%	20
U.S. Treasury securities	—	N/A	N/A	705,635	(0.13)%	7
Total repurchase agreements	$3,664,715	0.92%	188	$5,423,630	0.51%	190
————————

(1)	Repurchase agreement borrowings secured by non-agency securities include $2.6 million of repurchase agreements related to non-agency RMBS sold but not yet settled as of December 31, 2015.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,045,776	0.97%	15	$2,245,188	0.71%	13
> 1 to ≤ 2 months	504,348	1.01%	42	568,014	0.55%	45
> 2 to ≤ 3 months	363,365	0.90%	78	540,201	0.48%	74
> 3 to ≤ 6 months	—	N/A	N/A	508,216	0.43%	142
> 6 to ≤ 9 months	100,000	0.78%	259	123,947	0.51%	246
> 9 to ≤ 12 months	136,226	0.77%	334	217,429	0.51%	327
> 12 months	515,000	0.72%	1040	515,000	0.63%	1405
Total	3,664,715	0.92%	188	4,717,995	0.61%	210

U.S. Treasury	—	N/A	N/A	705,635	(0.13)%	7
Total repurchase agreements	$3,664,715	0.92%	188	$5,423,630	0.51%	190
We had repurchase agreements with 31 financial institutions as of December 31, 2015 and 2014. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 21% of our equity at risk as of December 31, 2015.

We had agency RMBS with fair values of $2.9 billion and $4.2 billion as of December 31, 2015 and 2014, respectively, and non-agency securities with fair values of $1.4 billion and $0.9 billion pledged as collateral against repurchase agreements as of December 31, 2015 and 2014, respectively.

Federal Home Loan Bank Advances

In April 2015, our wholly owned subsidiary Woodmont Insurance Co. LLC (“Woodmont”) was accepted for membership in the Federal Home Loan Bank (“FHLB”) of Des Moines. As a member of the FHLB, Woodmont has access to a variety of products and services offered by the FHLB, including secured advances.

As of December 31, 2015, Woodmont had $442.9 million in outstanding secured advances, with a weighted average borrowing rate of 0.50%, a weighted average term to maturity of 0.1 years, floating monthly interest rate resets and a one month cancellation feature. These advances were collateralized by $270.5 million and $199.8 million in agency and non-agency securities, respectively, as of December 31, 2015.

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule terminates Woodmont's FHLB membership as of February 2017 and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). We do not expect this development to have a material impact on our ability to finance our investment activities.
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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Interest rate swaps	$3,152	$9,414
Interest rate swaptions	1,961	5,464
TBA securities	1,958	13,495
Interest only swaps	—	201
U.S. Treasury futures	1,080	—
Derivative assets, at fair value	$8,151	$28,574

Interest rate swaps	$55,651	$73,052
TBA securities	1,151	1,863
Credit default swaps	1,972	—
Interest only swaps	76	—
U.S. Treasury futures	—	1,066
Derivative liabilities, at fair value	$58,850	$75,981

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(16,437)	$(53,114)	$9,662	$(20,388)	$(13,952)	$(105,529)
Interest rate swaptions	—	(4,049)	156	—	(17,836)	(12,018)
TBA securities	—	22,727	(10,825)	—	33,345	10,613
U.S. Treasury securities	—	8,323	(1,428)	—	2,008	13,291
U.S. Treasury futures	—	(4,695)	2,146	—	(6,645)	(4,464)
Short sales of U.S. Treasuries	—	(15,544)	1,757	—	(26,592)	(1,344)
REIT equity investments	—	—	—	—	8,675	502
Mortgage options	—	22	—	—	257	—
Interest only swaps	—	199	(307)	—	295	295
Credit default swaps	—	125	895		—	—
Credit default option	—	14	—	—	—	—
FHLB stock	—	91	—	—	—	—
Total	$(16,437)	$(45,901)	$2,056	$(20,388)	$(20,445)	$(98,654)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2015 Notional Amount
Interest rate swaps	$4,015,000	275,000	(2,000,000)	$2,290,000
Interest rate swaptions	$550,000	100,000	(400,000)	$250,000
TBA securities	$296,172	28,149,744	(28,386,038)	$59,878
U.S. Treasuries	$756,500	3,772,750	(4,529,250)	$—
U.S. Treasury futures	$(150,000)	800,000	(1,000,000)	$(350,000)
Short sales of U.S. Treasuries	$(228,500)	1,698,200	(1,738,700)	$(269,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(8,611)	$40,128
Credit default swaps	$—	99,500	(50,000)	$49,500
Credit default options	$—	50,000	(50,000)	$—

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2014 Notional Amount
Interest rate swaps	$3,240,000	1,275,000	(500,000)	$4,015,000
Interest rate swaptions	$2,100,000	425,000	(1,975,000)	$550,000
TBA securities	$(773,816)	26,657,236	(25,587,248)	$296,172
U.S. Treasuries	$656,000	2,857,070	(2,756,570)	$756,500
U.S. Treasury futures	$(150,000)	600,000	(600,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	2,193,500	(2,399,000)	$(228,500)
Mortgage options	$—	300,000	(300,000)	$—
Interest only swaps	$—	49,910	(1,171)	$48,739

	December 31, 2012 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2013 Notional Amount
Interest rate swaps	$2,940,000	4,225,000	(3,925,000)	$3,240,000
Interest rate swaptions	$1,150,000	2,150,000	(1,200,000)	$2,100,000
TBA securities	$(522,188)	3,295,280	(3,546,908)	$(773,816)
U.S. Treasuries	$—	3,709,500	(3,053,500)	$656,000
U.S. Treasury futures	$—	650,000	(800,000)	$(150,000)
Short sales of U.S. Treasuries	$(425,000)	4,983,500	(4,581,500)	$(23,000)
Interest Rate Swap Agreements
As of December 31, 2015 and 2014, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk created by our use of short-term and floating rate financing. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of December 31, 2015 and 2014, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		December 31,
		2015		2014
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$725,000	$3,152	$925,000	$9,414
Interest rate swap liabilities	Derivative liabilities, at fair value	1,565,000	(55,651)	3,090,000	(73,052)
		$2,290,000	$(52,499)	$4,015,000	$(63,638)

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0

December 31, 2014
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,065,000	$(1,635)	0.97%	0.23%	1.6
> 3 to ≤ 5 years	850,000	(4,441)	1.91%	0.23%	4.2
> 5 to ≤ 7 years	1,625,000	(38,780)	2.66%	0.23%	6.0
> 7 years	475,000	(18,782)	2.87%	0.25%	8.2
Total	$4,015,000	$(63,638)	2.08%	0.23%	4.7
————————

(1)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.36% and 1.24% as of December 31, 2015 and 2014, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $2.1 billion with deferred start dates averaging 1.1 years from December 31, 2014.
Interest rate swaps with an asset fair value of $0.8 million and notional amount of $0.2 billion and a liability fair value of $(51.9) million and notional amount of $1.0 billion were centrally cleared on a registered exchange, as of December 31, 2015.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

December 31, 2014
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$4,013	$1,972	0.1	$150,000	2.78%	4.3
> 3 to ≤ 12 months	3,139	1,432	0.9	200,000	3.29%	8.8
>12 to ≤ 24 months	1,308	207	1.3	100,000	4.13%	7.0
> 24 months	2,735	1,853	2.9	100,000	3.21%	5.0
Total / weighted average	$11,195	$5,464	1.1	$550,000	3.29%	6.5
TBA Securities
As of December 31, 2015 and 2014, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	December 31,
	2015		2014
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$267,300	$1,321	$829,030	$8,226
Sale of TBA securities	(305,586)	637	(74,758)	5,269
Total TBA assets	(38,286)	1,958	754,272	13,495

TBA liabilities
Purchase of TBA securities	220,157	(581)	199,000	(595)
Sale of TBA securities	(121,993)	(570)	(657,100)	(1,268)
Total TBA liabilities	98,164	(1,151)	(458,100)	(1,863)
Total net TBA	$59,878	$807	$296,172	$11,632
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had short positions in U.S. Treasury futures with a notional amount of $(350.0) million and $(150.0) million as of December 31, 2015 and 2014, respectively. These short U.S. Treasury futures had fair values of $1.1 million and $(1.1) million as of December 31, 2015 and 2014, respectively, and are presented in derivative assets (liabilities), at fair value on the consolidated balance sheets. We had U.S. Treasury securities with a fair value of $758.6 million and a face amount of $756.5 million as of December 31, 2014, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $266.0 million and $230.1 million as of December 31, 2015 and 2014, respectively. The borrowed securities were collateralized by cash payments of $281.6 million and $214.4 million as of December 31, 2015 and 2014, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of December 31, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of December 31, 2015.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
December 31, 2015
Interest rate swaps and swaptions (2)(3)	$5,113	$—	$5,113	$(2,789)	$(959)	$1,365
Receivable under reverse repurchase agreements	281,618	—	281,618	(258,597)	(23,021)	—
Total	$286,731	$—	$286,731	$(261,386)	$(23,980)	$1,365

December 31, 2014
Interest rate swaps and swaptions (2)	$14,878	$—	$14,878	$(5,192)	$(3,059)	$6,627
Receivable under reverse repurchase agreements	214,399	—	214,399	(214,399)	—	—
Total	$229,277	$—	$229,277	$(219,591)	$(3,059)	$6,627

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
December 31, 2015
Interest rate swaps (2)	$55,651	$—	$55,651	$(2,789)	$(52,862)	$—
Repurchase agreements	3,664,715	—	3,664,715	(258,597)	(3,406,118)	—
FHLB advances	442,900	—	442,900	—	(442,900)	—
Total	$4,163,266	$—	$4,163,266	$(261,386)	$(3,901,880)	$—

December 31, 2014
Interest rate swaps (2)	$73,052	$—	$73,052	$(5,192)	$(67,860)	$—
Repurchase agreements	5,423,630	—	5,423,630	(214,399)	(5,209,231)	—
Total	$5,496,682	$—	$5,496,682	$(219,591)	$(5,277,091)	$—
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

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $2.8 million as of December 31, 2015.

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

The following tables present our financial instruments carried at fair value as of December 31, 2015 and 2014, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,217,252	$—	$3,217,252
Non-agency securities	—	1,557,671	—	1,557,671
Derivative assets	—	8,151	—	8,151
MSR assets	—	—	83,647	83,647
Total	$—	$4,783,074	$83,647	$4,866,721

Liabilities
Derivative liabilities	$—	$58,850	$—	$58,850
Obligation to return securities borrowed under reverse repurchase agreements	266,001	—	—	266,001
MSR financing liabilities	—	—	12,790	12,790
Total	$266,001	$58,850	$12,790	$337,641

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$4,384,139	$—	$4,384,139
Non-agency securities	—	1,168,834	—	1,168,834
U.S. Treasury securities	758,629	—	—	758,629
Derivative assets	—	28,574	—	28,574
MSR assets	—	—	93,640	93,640
Total	$758,629	$5,581,547	$93,640	$6,433,816

Liabilities
Derivative liabilities	$—	$75,981	$—	$75,981
Obligation to return securities borrowed under reverse repurchase agreements	230,136	—	—	230,136
MSR financing liabilities	—	—	14,003	14,003
Total	$230,136	$75,981	$14,003	$320,120
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of December 31, 2015.
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables, borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of repurchase agreement borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. We estimate the fair value of these instruments using Level 2 inputs.
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(2,231)	(10,033)	(12,264)
Unrealized gains (losses)	1,018	(415)	603
Total net losses included in net income	(1,213)	(10,448)	(11,661)
Purchases, net of purchase price adjustments	—	1,668	1,668
Balance as of December 31, 2015	$12,790	$70,857	$83,647

	For the Year Ended December 31, 2014
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2013	$15,608	$—	$15,608
Losses included in net income:
Realized losses	(1,347)	(5,128)	(6,475)
Unrealized losses	(258)	(7,611)	(7,869)
Total net losses included in net income	(1,605)	(12,739)	(14,344)
Purchases, net of purchase price adjustments	—	92,376	92,376
Balance as of December 31, 2014	$14,003	$79,637	$93,640
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

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

The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of December 31, 2015 (dollars in thousands):

	December 31, 2015
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR treated as financing arrangements:	$12,790
Constant prepayment rate		3.5%	15.0%	37.1%
Constant default rate		2.5%	7.5%	31.1%
Discount rate		12.0%	12.0%	12.0%
Purchased MSR:	70,857
Constant prepayment rate		8.2%	8.5%	8.8%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.0%	9.0%	9.0%
Total	$83,647
Note 9. Mortgage Servicing Rights
Our $83.6 million balance of MSR as of December 31, 2015 includes $12.8 million related to RCS' acquisition of certain MSR covering private label residential mortgage pools, for which RCS entered into sale and assignment agreements with a third party to transfer its interest in the excess MSR while retaining the actual servicing function. These transfers do not qualify for sale accounting and are treated as financing arrangements, under which we recognize both MSR assets and corresponding MSR financing liabilities. Changes in the fair value of assets and liabilities resulting from MSR financing transactions have no net impact on the consolidated statements of operations.
RCS purchased the remaining $70.9 million of MSR under transactions qualifying for sale accounting, representing approximately 31 thousand underlying loans, with a combined unpaid principal balance of approximately $6.4 billion, as of December 31, 2015. We have elected to account for all MSR assets and MSR financing liabilities at estimated fair value with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Beginning balance	$79,637	$—
Additions from purchases of MSR	1,668	93,465
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(415)	(7,611)
Other changes in fair value (1)	(10,033)	(5,128)
Other changes (2)	—	(1,089)
Ending balance	$70,857	$79,637
————————

1.	Other changes in fair value primarily represents changes due to the realization of cash flows.

2.	Other changes includes purchase price adjustments related to contractual prepayment protection.

The following table presents the components of net servicing loss for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Servicing fee income	$32,681	$30,544	$2,603
Incentive, ancillary and other income	15,957	15,329	747
Servicing income	48,638	45,873	3,350

Employee compensation and benefit costs	31,039	31,963	2,845
Facility costs	10,194	12,591	447
Realization of cash flows from MSR	10,033	5,128	—
Other servicing costs	14,739	11,404	1,142
Acquisition related costs	—	—	3,055
Servicing expense	66,005	61,086	7,489

Net servicing loss	$(17,367)	$(15,213)	$(4,139)
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
Note 10. Other Assets
The following table summarizes our other assets as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Property and equipment, at cost	$5,017	$4,809
Accumulated depreciation and impairment (1)	(5,017)	(1,877)
Net property and equipment	—	2,932
Servicing advances	21,619	24,393
FHLB membership stock	17,726	—
Prepaid expenses	6,878	7,089
Intangible asset	5,000	15,000
Other	3,691	6,052
Total other assets	$54,914	$55,466
——————

(1)
Accumulated depreciation and impairment includes $(1.8) million in impairment charges recognized during the year ended December 31, 2015 and recorded in servicing expense on the consolidated statements of operations

Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.
Federal Home Loan Bank Membership Stock

As a condition of our membership in the FHLB of Des Moines, we are obligated to purchase membership and activity-based stock in the FHLB based upon the aggregate amount of advances. As of December 31, 2015, we held $17.7 million of membership and activity-based stock. FHLB stock is carried at cost, which equals par value, and can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
RCS Asset Sales

During the fourth quarter, RCS entered into definitive documentation to sell substantially all of its subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. In connection with the transaction, Ditech will acquire certain assets of the RCS servicing platform, hire a number of core RCS employees and assume certain existing residential mortgage loan subservicing agreements. The transaction closed on January 28, 2016, and the servicing transfers are expected to occur in the first quarter of 2016. RCS retained its owned MSR, which will be serviced by Ditech post-closing pursuant to a subservicing agreement. Following the transfer of servicing, RCS will transition to a servicing oversight platform with the ability to acquire MSR opportunistically.

As a result of this transaction, a disposal group including servicing advances, receivables, other assets and liabilities and property and equipment with a net carrying amount of approximately $13 million has been classified as available for sale as of December 31, 2015 and measured at the lower of its carrying amount or fair value, less costs to sell. We determined the property and equipment being sold as part of this transaction has no value based on the terms of the sale agreement and recorded an impairment charge of $1.8 million during the three months ended December 31, 2015, which is included in servicing expense on the consolidated statements of operations. In addition, we expect to incur approximately $5 million of one-time transaction expenses during the first quarter of 2016 primarily comprised of RCS employee costs in connection with the transaction, which will be included in servicing expense on the consolidated statements of operations.
Impairment of Intangible Asset

During the three months ended September 30, 2015, we recorded a $(10.0) million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including the current secondary market for mortgage servicing rights. The fair value of intangible assets of $5.0 million as of December 31, 2015 was estimated based upon a combination of internal models and third party inputs and is considered a Level 3 measurement. As of December 31, 2015, we completed our annual impairment test of licenses and related assets recorded in connection with the RCS acquisition and concluded that no additional impairment charge was required.

Note 11. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Cash collateral held on derivatives	$1,126	$2,298
Due to manager	1,674	1,763
Swaption premium payable	—	520
Payable for MSR purchased	57	2,680
Accrued interest	4,523	4,642
MSR financing liability, at fair value (1)	12,790	14,003
Other accounts payable and accrued expenses	18,487	15,501
Total accounts payable and other accrued liabilities	$38,657	$41,407
——————

(1)
MSR financing represents our obligations associated with excess MSR transferred to a third party which are accounted for as financing arrangements. We have elected the option to account for MSR financing at estimated fair value with changes in fair value reported in net income.

Note 12. Management Agreement and Related Parties

We have entered into a management agreement with our Manager with a current renewal term through August 9, 2016 and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $17.2 million, $17.6 million and $18.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $1.3 million and $1.5 million are included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2015 and 2014, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager, American Capital and its other affiliates who provide services to us pursuant to the management agreement. We recorded expense reimbursements to our Manager of $2.1 million, $2.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $0.2 million and $0.1 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2015 and 2014, respectively, consisting mostly of information technology systems.

As of December 31, 2015, American Capital does not hold any shares of our common stock.

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

Note 13. Income Taxes

The following table summarizes dividends declared during the years ended December 31, 2015, 2014 and 2013 and their related tax characterization.

			Tax Characterization of Dividends
Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
8.125% Series A Cumulative Redeemable Preferred Stock Dividends
2015 (1)	$2.031250	$4,468	$2.031250	$—	$—
2014 (2)	$0.806858	$1,601	$0.806858	$—	$—
Common Stock Dividends
2015	$1.800000	$90,232	$1.800000	$—	$—
2014	$2.600000	$132,983	$2.600000	$—	$—
2013	$3.050000	$168,344	$3.050000	$—	$—
————————

(1)	Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 18, 2015 having a record date of January 1, 2016, which for federal income tax purposes is a 2016 dividend.

(2)	Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 18, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a 2015 dividend.

As of December 31, 2015, we had undistributed taxable income of $1.8 million that we expect to declare by the extended due date of our 2015 Federal income tax return and pay in 2016. For the year ended December 31, 2013, we did not distribute the required minimum amount of taxable income pursuant to Federal excise tax requirements, as described in Note 2. As such, we accrued an excise tax on the accompanying consolidated statements of operations of $0.7 million for the year ended December 31, 2013. However, we do not expect to incur any additional income tax liability on our 2014 taxable income.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2014 and 2013. Our tax returns for tax years 2011 through 2014 are open to examination by the Internal Revenue Service (“IRS”). In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

We acquired 100% of RCS, a taxable subchapter C corporation, on November 27, 2013, with which we filed a joint TRS election. As of December 31, 2015, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $81.3 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of most of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2015 were approximately $38.6 million, with respect to which RCS has provided a full valuation allowance.

We recorded $0.1 million and $0.2 million of income tax expense for the years ended December 31, 2015 and 2014, respectively, related to American Capital Mortgage Investment TRS, LLC, a taxable subsidiary.

Note 14. Stockholders’ Equity

Equity Offerings

There were no common stock issuances during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, we issued the following shares of common stock (amounts in thousands except per share amounts):

Public Offering Date	Price Received Per Share (1)	Number of Shares	Net Proceeds (2)
February 2013	$25.40	23,000	$583,915
————————
(1)     Price Received Per Share is net of underwriters' discount, if applicable.
(2)     Net Proceeds are net of any underwriters' discount and other offering costs.

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of December 31, 2015, we had 47.8 million of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

In May 2014, we completed a public offering in which 2.2 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $53.0 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.125% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2015, we had declared all required quarterly dividends on the Series A Preferred Stock.

Common Stock Repurchase Program

Our Board of Directors adopted a program that authorizes repurchases of our common stock up to $300 million. In October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the year ended December 31, 2015, we repurchased approximately 3.6 million shares of our common stock at an average repurchase price of $14.85 per share, including expenses, totaling $53.4 million. As of December 31, 2015, we had $81.6 million available under current board authorization for repurchases of our common stock through December 31, 2016.

Long-Term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors and certain members of RCS management. During both 2015 and 2014, we granted restricted stock unit ("RSU") awards under the plan to our independent directors totaling $0.4 million. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent shares for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan.

During 2014, we granted RSU awards under the plan to certain members of RCS management totaling $5.4 million. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus dividend equivalent RSUs for dividends declared on our common stock. Fifty percent (50%) of the awards vests in equal installments over the first five anniversaries of the later of November 26, 2013 and the individual’s employment start date with RCS. The remaining fifty percent (50%) vests, subject to annual catch-up provisions, upon the satisfaction of certain annual performance metrics for each calendar year through 2018.

During 2013, we granted restricted common stock awards to our independent directors under the plan totaling $0.2 million. The restricted stock awards had a grant date fair value equal to the closing price of our common stock on such date and vest annually over three years. The following table summarizes restricted stock and RSU transactions for the years ended December 31, 2015 and 2014:

Vesting Year	Shares of Restricted Stock	Restricted Stock Units- Board of Directors	Restricted Stock Units- RCS	Total Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Vest Date Fair Value
2015
Beginning unvested balance	7,000	20,494	251,086	271,580	$20.00	$—
Granted	—	20,730	—	20,730	18.09	—
Accrued RSU dividend equivalents	—	2,536	3,577	6,113	—	—
Vested	(4,500)	(21,786)	(31,200)	(52,986)	20.02	16.46
Ending unvested balance	2,500	21,974	223,463	245,437	$21.61	$—

2014
Beginning unvested balance	13,500	—	—	—	$22.81	$—
Granted	—	19,221	272,070	291,291	19.90	—
Accrued RSU dividend equivalents	—	1,273	1,859	3,132	—	—
Vested	(6,500)	—	(22,843)	(22,843)	20.38	19.98
Ending unvested balance	7,000	20,494	251,086	271,580	$20.00	$—

2013
Beginning unvested balance	10,000	—	—	—	$19.80	$—
Granted	7,500	—	—	—	25.23	—
Accrued RSU dividend equivalents	—	—	—	—	—	—
Vested	(4,000)	—	—	—	19.84	23.01
Ending unvested balance	13,500	—	—	—	$22.81	$—

During the years ended December 31, 2015, 2014 and 2013, we recognized $1.6 million, $0.9 million and $0.1 million of compensation expense under the plan, respectively. As of December 31, 2015, we had unrecognized compensation costs related to awards granted under the plan of approximately $3.9 million. As of December 31, 2015, we had 1,011,953 shares of common stock reserved for future issuance under our long-term incentive plan. We expect all remaining unvested RSU common stock equivalents issued to RCS employees to either vest or be forfeited upon the completion of servicing transfers and completion of the 2015 RCS audit scheduled to occur in the first quarter of 2016.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Shares subject to performance conditions have been excluded from diluted net income per common share because the shares would not be issuable at December 31, 2015 if that were the end of the contingency period.

The following summarizes the net income per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Weighted average common shares calculation:
Basic weighted average common shares outstanding	50,506	51,176	53,015
Effect of stock based compensation	13	16	—
Diluted weighted average common shares outstanding	50,519	51,192	53,015
Net income (loss) available to common shareholders	$(42,826)	$156,461	$(84,470)
Net income (loss) per common share — basic and diluted	$(0.85)	$3.06	$(1.59)

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2015.

Note 15. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$44,052	$39,815	$45,345	$44,906
Interest expense	(8,199)	(7,586)	(7,561)	(7,454)
Net interest income	35,853	32,229	37,784	37,452
Net servicing loss	(4,986)	(4,004)	(4,111)	(4,266)
Total other gains (losses), net	(30,220)	(45,769)	(67,734)	4,661
Total expenses	6,099	6,095	6,554	6,457
Income (loss) before excise tax	(5,452)	(23,639)	(40,615)	31,390
Provision for income tax, net	—	(373)	658	(327)
Net income (loss)	(5,452)	(24,012)	(39,957)	31,063
Dividend on preferred stock	(1,117)	(1,117)	(1,117)	(1,117)
Net income (loss) available to common shareholders	$(6,569)	$(25,129)	$(41,074)	$29,946

Net income (loss) per common share — basic	$(0.13)	$(0.49)	$(0.80)	$0.59
Net income (loss) per common share — diluted	$(0.13)	$(0.49)	$(0.80)	$0.58

Weighted average number of common shares outstanding— basic	48,886	50,815	51,179	51,165
Weighted average number of common shares outstanding— diluted	48,898	50,828	51,190	51,209

Dividends declared per common share	$0.40	$0.40	$0.50	$0.50

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$42,378	$43,646	$47,038	$50,296
Interest expense	(6,823)	(6,407)	(7,256)	(8,145)
Net interest income	35,555	37,239	39,782	42,151
Net servicing loss	(4,386)	(3,132)	(3,037)	(4,658)
Total other gains (losses), net	(6,849)	(19,362)	53,982	17,494
Total expenses	6,609	6,452	6,223	6,078
Income (loss) before excise tax	17,711	8,293	84,504	48,909
Provision for income tax, net	118	—	(207)	(149)
Net income	17,829	8,293	84,297	48,760
Dividend on preferred stock	(1,117)	(1,117)	(484)	—
Net income available to common shareholders	$16,712	$7,176	$83,813	$48,760

Net income per common share — basic	$0.33	$0.14	$1.64	$0.95
Net income per common share — diluted	$0.33	$0.14	$1.64	$0.95

Weighted average number of common shares outstanding— basic	51,150	51,142	51,142	51,272
Weighted average number of common shares outstanding— diluted	51,175	51,158	51,142	51,272

Dividends declared per common share	$0.65	$0.65	$0.65	$0.65

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in “Item 8.-Financial Statements and Supplementary Data.”

Attestation Report of Registered Public Accounting Firm

The attestation report of our registered public accounting firm is included in "Item 8. -Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “BOARD AND GOVERNANCE MATTERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2015 and 2014
b. Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
c. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013
d. Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
2. The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description
*3.1
American Capital Mortgage Investment Corp. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35260), filed November 14, 2011.

*3.2
American Capital Mortgage Investment Corp. Amended and Restated Bylaws, as amended by Amendments No. 1 and 2, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 2015 (File No. 001-35260), filed November 6, 2015.

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
4) Woodmont Insurance Co. LLC, a Missouri limited liability company
5) Capital Healthcare Investments, LLC, a Delaware limited liability company

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

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	February 24, 2016
Malon Wilkus

/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 24, 2016
John R. Erickson

/s/ Donald W. Holley	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016
Donald W. Holley

*	Director	February 24, 2016
Robert M. Couch

*	Director	February 24, 2016
Morris A. Davis

*	Director	February 24, 2016
Randy E. Dobbs

*	Director	February 24, 2016
Samuel A. Flax

*	Director	February 24, 2016
Larry K. Harvey

*	Director	February 24, 2016
Prue B. Larocca

*	Director	February 24, 2016
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact