Form 10-Q
period 2016-03-31
American Capital Mortgage Investment Corp.
filed 2016-05-06
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2016 was 45,759,373.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,239,953 and $3,174,675, respectively)	$3,298,466	$3,217,252
Non-agency securities, at fair value (including pledged securities of $1,135,642 and $1,435,931, respectively)	1,254,709	1,557,671
Cash and cash equivalents	130,750	169,319
Restricted cash and cash equivalents	85,503	95,636
Interest receivable	11,038	11,629
Derivative assets, at fair value	5,073	8,151
Receivable for securities sold	4,595	2,565
Receivable under reverse repurchase agreements	14,615	281,618
Mortgage servicing rights, at fair value	59,930	83,647
Other assets	45,464	54,914
Total assets	$4,910,143	$5,482,402
Liabilities:
Repurchase agreements	$3,571,059	$3,664,715
Federal Home Loan Bank advances	273,700	442,900
Payable for securities purchased	18,085	—
Derivative liabilities, at fair value	78,001	58,850
Dividend payable	19,421	20,167
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	—	266,001
Accounts payable and other accrued liabilities	24,272	38,657
Total liabilities	3,984,538	4,491,290
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,759 and 47,626 shares issued and outstanding, respectively	458	476
Additional paid-in capital	1,122,026	1,146,797
Retained deficit	(249,918)	(209,200)
Total stockholders’ equity	925,605	991,112
Total liabilities and stockholders’ equity	$4,910,143	$5,482,402
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Agency securities	$17,373	$27,894
Non-agency securities	19,734	16,928
Other	165	84
Interest expense	(9,780)	(7,454)
Net interest income	27,492	37,452

Servicing:
Servicing income	9,649	11,804
Servicing expense	(17,905)	(16,070)
Net servicing loss	(8,256)	(4,266)

Other gains (losses):
Realized gain on agency securities, net	420	934
Realized gain (loss) on non-agency securities, net	(1,635)	3,246
Realized loss on periodic settlements of interest rate swaps, net	(3,830)	(4,311)
Realized gain (loss) on other derivatives and securities, net	(36,572)	17,242
Unrealized gain on agency securities, net	49,880	41,128
Unrealized loss on non-agency securities, net	(11,324)	(642)
Unrealized loss on other derivatives and securities, net	(22,280)	(49,742)
Unrealized loss on mortgage servicing rights	(9,027)	(3,194)
Total other gains (losses), net	(34,368)	4,661

Expenses:
Management fees	3,815	4,508
General and administrative expenses	2,042	1,949
Total expenses	5,857	6,457

Income (loss) before provision for income tax	(20,989)	31,390
Provision for excise and income tax	(308)	(327)
Net income (loss)	(21,297)	31,063
Dividend on preferred stock	(1,117)	(1,117)
Net income (loss) available to common shareholders	$(22,414)	$29,946

Net income (loss) per common share — basic	$(0.48)	$0.59
Net income (loss) per common share — diluted	$(0.48)	$0.58

Weighted average number of common shares outstanding — basic	46,651	51,165
Weighted average number of common shares outstanding — diluted	46,666	51,209

Dividend declared per common share	$0.40	$0.50

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$1,175,969
Net income	—	—	—	—	—	31,063	31,063
Stock-based compensation	—	—	—	—	372	—	372
Preferred dividends declared	—	—	—	—	—	(1,117)	(1,117)
Common dividends declared	—	—	—	—	—	(25,582)	(25,582)
Balance, March 31, 2015	2,200	$53,039	51,165	$512	$1,198,932	$(71,778)	$1,180,705

Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$991,112
Net loss	—	—	—	—	—	(21,297)	(21,297)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	(26,452)
Stock-based compensation	—	—	136	2	1,661	—	1,663
Preferred dividends declared	—	—	—	—	—	(1,117)	(1,117)
Common dividends declared	—	—	—	—	—	(18,304)	(18,304)
Balance, March 31, 2016	2,200	$53,039	45,759	$458	$1,122,026	$(249,918)	$925,605
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL MORTGAGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,297)	$31,063
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	9,640	8,971
Accretion of net discount on non-agency securities	(8,533)	(9,161)
Realization of cash flows from MSR	1,900	2,413
Unrealized loss (gain) on securities, MSR and derivatives, net	(7,249)	12,450
Realized gain on agency securities, net	(420)	(934)
Realized loss (gain) on non-agency securities, net	1,635	(3,246)
Realized loss (gain) on other derivatives and securities, net	40,810	(12,931)
Stock-based compensation	1,663	372
Decrease (increase) in interest receivable	591	(159)
Decrease in other assets	10,849	3,086
Decrease in operating accounts payable and other accrued liabilities	(5,685)	(2,459)
Net cash flows from operating activities	23,904	29,465
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(263,621)	(711,266)
Purchases of non-agency securities	(143,069)	(246,222)
Purchases of MSR, net of purchase price adjustments	—	(2,736)
Proceeds from sale of agency securities	135,049	430,587
Proceeds from sale of non-agency securities	415,618	70,568
Principal collections on agency securities	88,018	127,481
Principal collections on non-agency securities	42,042	52,368
Net payments on reverse repurchase agreements	267,003	143,763
Purchases of U.S. Treasury securities	(727,920)	(1,702,202)
Proceeds from sale of U.S. Treasury securities	456,297	1,812,984
Payments for the termination of interest rate swaps	(23,372)	(7,825)
Decrease (increase) in restricted cash and cash equivalents	10,133	(29,723)
Other investing cash flows, net	(19,503)	12,573
Net cash flows from (used in) investing activities	236,675	(49,650)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(20,167)	(34,374)
Net payments for repurchase of common shares	(26,451)	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	8,157,988	15,509,529
Repayments on repurchase agreements and Federal Home Loan Bank advances	(8,410,518)	(15,474,102)
Net cash from (used in) financing activities	(299,148)	1,053
Net decrease in cash and cash equivalents	(38,569)	(19,132)
Cash and cash equivalents at beginning of the period	169,319	203,431
Cash and cash equivalents at end of period	$130,750	$184,299
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

Our unaudited interim consolidated financial statements include the accounts of all of our wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“RMBS”), non-agency mortgage investments, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights (“MSR”), GSE credit risk transfer securities (“CRT”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity and debt investments in skilled nursing, assisted living and senior housing properties with third-party operators.
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
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,491,667	$617,268	$3,108,935
Unamortized premium	125,867	32,470	158,337
Amortized cost	2,617,534	649,738	3,267,272
Gross unrealized gains	28,302	7,658	35,960
Gross unrealized losses	(2,858)	(1,908)	(4,766)
Agency RMBS, at fair value	$2,642,978	$655,488	$3,298,466

Weighted average coupon as of March 31, 2016	3.58%	3.58%	3.58%
Weighted average yield as of March 31, 2016	2.63%	2.68%	2.64%
Weighted average yield for the three months ended March 31, 2016	2.18%	2.25%	2.20%

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,164,981	$31,494	$(4,767)	$3,191,709
Adjustable rate	102,291	4,466	—	106,757
Total	$3,267,272	$35,960	$(4,766)	$3,298,466

	December 31, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,421,576	$651,622	$3,073,198
Unamortized premium	127,871	34,869	162,740
Amortized cost	2,549,447	686,491	3,235,938
Gross unrealized gains	9,745	3,378	13,123
Gross unrealized losses	(23,194)	(8,615)	(31,809)
Agency RMBS, at fair value	$2,535,998	$681,254	$3,217,252

Weighted average coupon as of December 31, 2015	3.58%	3.58%	3.58%
Weighted average yield as of December 31, 2015	2.68%	2.71%	2.68%
Weighted average yield for the year ended December 31, 2015	2.58%	2.64%	2.59%

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,131,136	$10,086	$(31,809)	$3,109,413
Adjustable rate	104,802	3,037	—	107,839
Total	$3,235,938	$13,123	$(31,809)	$3,217,252

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of March 31, 2016 and December 31, 2015 according to their estimated weighted average life classification (dollars in thousands):

	March 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Greater than three years and less than or equal to five years	$1,020,422	$1,005,957	2.34%	3.37%	$742,523	$740,513	2.25%	3.29%
Greater than five years and less than or equal to 10 years	2,273,111	2,256,443	2.77%	3.67%	2,466,730	2,487,369	2.81%	3.67%
Greater than 10 years	4,933	4,872	3.00%	3.50%	7,999	8,056	3.03%	3.50%
Total	$3,298,466	$3,267,272	2.64%	3.58%	$3,217,252	$3,235,938	2.68%	3.58%
As of March 31, 2016 and December 31, 2015, none of our agency RMBS had an estimated weighted average life of less than 3.1 years and 3.2 years, respectively. As of March 31, 2016 and December 31, 2015, the estimated weighted average life of our agency security portfolio was 6.4 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2016 and December 31, 2015, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 10.1% and 8.5%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from agency RMBS sold	$135,049	$430,587
Increase (decrease) in receivable for agency RMBS sold	—	351,759
Less agency RMBS sold, at cost	(134,629)	(781,412)
Net realized gain on sale of agency RMBS	$420	$934

Gross realized gains on sale of agency RMBS	$702	$3,599
Gross realized losses on sale of agency RMBS	(282)	(2,665)
Net realized gain on sale of agency RMBS	$420	$934
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,379,276	$570,277	$2,949,553
Accrued interest on pledged agency RMBS	6,681	1,603	8,284
Under Derivative Agreements
Fair value	10,380	1,123	11,503
Accrued interest on pledged agency RMBS	31	4	35
Under FHLB Advances
Fair value	197,632	81,265	278,897
Accrued interest on pledged agency RMBS	562	227	789
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,594,562	$654,499	$3,249,061

	December 31, 2015
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,261,124	$639,460	$2,900,584
Accrued interest on pledged agency RMBS	6,428	1,826	8,254
Under Derivative Agreements
Fair value	1,708	1,866	3,574
Accrued interest on pledged agency RMBS	5	5	10
Under FHLB Advances
Fair value	249,590	20,927	270,517
Accrued interest on pledged agency RMBS	741	62	803
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,519,596	$664,146	$3,183,742

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,715,108	$1,700,090	$4,812	$1,637,388	$1,647,007	$4,718
31 - 59 days	181,852	179,688	492	340,855	340,852	940
60 - 90 days	189,623	187,022	550	329,397	330,832	932
Greater than 90 days	1,141,867	1,130,977	3,219	863,461	870,764	2,467
Total	$3,228,450	$3,197,777	$9,073	$3,171,101	$3,189,455	$9,057

As of March 31, 2016 and December 31, 2015, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. As of March 31, 2016, all of our FHLB advances backed by agency RMBS had remaining maturities greater than 90 days.
Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$227,249	$5,999	$(4,254)	$225,504	$(21,512)	$247,016	3.02%	4.91%
CRT	346,321	1,382	(9,708)	354,647	1,354	353,293	4.80%	5.66%
Alt-A	398,149	23,412	(10,980)	385,717	(144,429)	530,146	1.79%	6.30%
Option-ARM	155,663	5,493	(7,104)	157,274	(35,504)	192,778	0.71%	4.93%
Subprime	127,327	104	(1,109)	128,332	(630)	128,962	4.07%	4.34%
Total	$1,254,709	$36,390	$(33,155)	$1,251,474	$(200,721)	$1,452,195	2.79%	5.50%
————————

(1)	Coupon rates are floating, except for $50.4 million, $18.0 million and $118.7 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of March 31, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$305,805	$301,300	3.13%	5.16%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	505,316	496,265	1.80%	5.64%	635,840	620,734	2.12%	5.68%
> 7 years	443,588	453,909	3.85%	5.56%	551,924	559,292	3.53%	5.51%
Total	$1,254,709	$1,251,474	2.79%	5.50%	$1,557,671	$1,543,113	2.84%	5.51%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $178.9 million as of March 31, 2016 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of March 31, 2016, Prime securities also include $48.4 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting between 2010 and 2015. As of March 31, 2016, our Prime securities have both fixed and floating rate coupons ranging from 1.0% to 6.5%, and have underlying collateral with weighted average coupons ranging from 2.5% to 5.6%.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac subject to their underwriting standards. As of March 31, 2016, our CRT securities have floating rate coupons ranging from 3.0% to 6.8%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2015.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2016, our Alt-A securities have both fixed and floating rate coupons ranging from 0.5% to 6.5% with weighted average coupons of underlying collateral ranging from 2.8% to 6.8%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2016, our Option-ARM securities have coupons ranging from 0.6% to 1.2% and have underlying collateral with weighted average coupons between 2.9% and 4.1%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of March 31, 2016, our Subprime securities issued prior to 2015 have a fair value of $39.6 million with fixed and floating rate coupons ranging from 4.8% to 5.1% and have underlying collateral with weighted-average coupons ranging from 4.9% to 5.8%. Additionally, we have classified certain non-performing loans that were securitized in 2014 and 2015 as Subprime securities. These securitizations are backed by loans originated during or before 2015 and, as of March 31, 2016, have a fair value of $87.7 million. As of March 31, 2016, our Subprime securities issued in 2014 and 2015 have fixed rate coupons ranging from 3.4% to 4.4% and have underlying collateral with weighted-average coupons ranging from 4.4% to 6.5%.

More than 94% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of March 31, 2016.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from non-agency securities sold	$415,618	$70,568
Increase in receivable for non-agency RMBS sold	2,030	—
Less: non-agency securities sold, at cost	(419,283)	(67,322)
Net realized gain (loss) on sale of non-agency securities	$(1,635)	$3,246

Gross realized gain on sale of non-agency securities	$3,927	$3,437
Gross realized loss on sale of non-agency securities	(5,562)	(191)
Net realized gain (loss) on sale of non-agency securities	$(1,635)	$3,246

Pledged Assets
Non-agency securities with a fair value of $1.1 billion and $1.4 billion were pledged as collateral under financing arrangements as of March 31, 2016 and December 31, 2015, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$954,614	$954,661	$1,377	$1,067,283	$1,056,492	$1,669
31 - 59 days	100,641	97,424	91	200,120	196,500	217
60 - 90 days	62,710	63,125	90	168,528	166,695	361
Greater than 90 days	22,271	21,978	62	—	—	—
Total	$1,140,236	$1,137,188	$1,620	$1,435,931	$1,419,687	$2,247

As of March 31, 2016 and December 31, 2015, none of our repurchase agreement borrowings or FHLB advances backed by non-agency securities were due on demand or mature overnight. As of March 31, 2016, all of our FHLB advances backed by non-agency securities had remaining maturities greater than 90 days.
Note 6. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2016 and December 31, 2015, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of March 31, 2016 and December 31, 2015, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,746,206	0.76%	212	$2,728,065	0.60%	243
Non-agency securities (1)	824,853	1.96%	24	936,650	1.86%	27
Total repurchase agreements	$3,571,059	1.04%	168	$3,664,715	0.92%	188
————————

(1)	Repurchase agreement borrowings secured by non-agency securities include $3.2 million of repurchase agreements related to non-agency RMBS sold but not yet settled as of March 31, 2016.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,336,634	1.06%	13	$2,045,776	0.97%	15
> 1 to ≤ 2 months	249,596	1.08%	39	504,348	1.01%	42
> 2 to ≤ 3 months	226,440	1.00%	87	363,365	0.90%	78
> 3 to ≤ 6 months	100,000	0.90%	168	—	N/A	N/A
> 6 to ≤ 9 months	136,228	0.86%	243	100,000	0.78%	259
> 9 to ≤ 12 months	7,161	0.87%	321	136,226	0.77%	334
> 12 months	515,000	1.01%	949	515,000	0.72%	1040
Total repurchase agreements	$3,571,059	1.04%	168	$3,664,715	0.92%	188
We had repurchase agreements with 32 financial institutions as of March 31, 2016 and December 31, 2015. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing less than 22% of our equity at risk as of March 31, 2016.

We had agency RMBS with fair values of $2.9 billion as of both March 31, 2016 and December 31, 2015, respectively, and non-agency securities with fair values of $1.1 billion and $1.2 billion pledged as collateral against repurchase agreements as of March 31, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank Advances

In April 2015, our wholly owned subsidiary Woodmont Insurance Co. LLC (“Woodmont”) was accepted for membership in the Federal Home Loan Bank (“FHLB”) of Des Moines. In January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership in February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

As of March 31, 2016, Woodmont had $273.7 million in outstanding secured advances, with a weighted average borrowing rate of 0.55%, a weighted average term to maturity of 0.8 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $278.9 million and $21.4 million in agency and non-agency securities, respectively, as of March 31, 2016.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Interest rate swaps	$—	$3,152
Interest rate swaptions	997	1,961
TBA securities	3,659	1,958
Interest only swaps	417	—
U.S. Treasury futures	—	1,080
Derivative assets, at fair value	$5,073	$8,151

Interest rate swaps	$74,307	$55,651
TBA securities	765	1,151
Credit default swaps	2,734	1,972
Interest only swaps	—	76
Mortgage options	188	—
U.S. Treasury futures	7	—
Derivative liabilities, at fair value	$78,001	$58,850

The following table summarizes the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016			2015
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(3,830)	$(23,372)	$(22,331)	$(4,311)	$(7,825)	$(43,106)
Interest rate swaptions	—	—	(964)	—	(520)	(1,277)
TBA securities	—	3,287	2,087	—	16,436	(7,183)
U.S. Treasury securities	—	4,449	—	—	15,901	2,655
U.S. Treasury futures	—	(12,125)	(1,087)	—	(2,215)	(1,933)
Short sales of U.S. Treasuries	—	(9,492)	(733)	—	(5,181)	321
Agency mortgage REIT equity investments	—	244	1,146	—	—	—
Mortgage options	—	—	15	—	—	353
Interest only swaps	—	759	490	—	646	428
Credit default swaps	—	(486)	(903)	—	—	—
FHLB stock	—	164	—	—	—	—
Total	$(3,830)	$(36,572)	$(22,280)	$(4,311)	$17,242	$(49,742)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the three months ended March 31, 2016 and 2015 (in thousands):

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2016 Notional Amount
Interest rate swaps	$2,290,000	100,000	(375,000)	$2,015,000
Interest rate swaptions	$250,000	—	—	$250,000
TBA securities	$59,878	4,464,917	(4,323,204)	$201,591
U.S. Treasuries	$—	245,000	(245,000)	$—
U.S. Treasury futures	$(350,000)	350,000	(350,000)	$(350,000)
Short sales of U.S. Treasuries	$(269,000)	474,000	(205,000)	$—
Mortgage options	$—	—	(50,000)	$(50,000)
Interest only swaps	$40,128	—	(1,417)	$38,711
Credit default swaps	$49,500	—	—	$49,500

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2015 Notional Amount
Interest rate swaps	$4,015,000	—	(600,000)	$3,415,000
Interest rate swaptions	$550,000	—	(100,000)	$450,000
TBA securities	$296,172	10,373,879	(10,407,731)	$262,320
U.S. Treasuries	$756,500	1,323,000	(1,558,000)	$521,500
U.S. Treasury futures	$(150,000)	150,000	(150,000)	$(150,000)
Short sales of U.S. Treasuries	$(228,500)	364,000	(226,500)	$(91,000)
Mortgage options	$—	—	(50,000)	$(50,000)
Interest only swaps	$48,739	—	(2,238)	$46,501

Interest Rate Swap Agreements
As of March 31, 2016 and December 31, 2015, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk created by our use of short-term and floating rate financing. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of March 31, 2016 and December 31, 2015, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		March 31, 2016		December 31, 2015
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$—	$—	$725,000	$3,152
Interest rate swap liabilities	Derivative liabilities, at fair value	2,015,000	(74,307)	1,565,000	(55,651)
		$2,015,000	$(74,307)	$2,290,000	$(52,499)

March 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$990,000	$(8,843)	1.20%	0.62%	1.9
> 3 to ≤ 5 years	225,000	(4,160)	1.48%	0.63%	3.3
> 5 to ≤ 7 years	675,000	(55,910)	2.95%	0.62%	5.9
> 7 years	125,000	(5,394)	2.02%	0.62%	8.5
Total	$2,015,000	$(74,307)	1.87%	0.62%	3.8

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.5 billion with deferred start dates averaging 0.7 years from March 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.44% and 1.36% as of March 31, 2016 and December 31, 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.
Interest rate swaps with a liability fair value of $(60.0) million and notional amount of $1.0 billion were centrally cleared on a registered exchange as of March 31, 2016.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$1,308	$—	0.0	$100,000	4.13%	7.0
> 3 to ≤ 12 months	3,493	825	0.5	50,000	3.00%	7.5
>12 to ≤ 24 months	2,735	172	1.6	100,000	3.21%	5.0
Total / weighted average	$7,536	$997	0.8	$250,000	3.54%	6.3

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4
TBA Securities
As of March 31, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	March 31, 2016		December 31, 2015
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$420,578	$3,659	$267,300	$1,321
Sale of TBA securities	—	—	(305,586)	637
Total TBA assets	420,578	3,659	(38,286)	1,958

TBA liabilities
Purchase of TBA securities	—	—	220,157	(581)
Sale of TBA securities	(218,987)	(765)	(121,993)	(570)
Total TBA liabilities	(218,987)	(765)	98,164	(1,151)
Total net TBA	$201,591	$2,894	$59,878	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had short positions in U.S. Treasury futures with a notional amount of $(350.0) million as of both March 31, 2016 and December 31, 2015. These short U.S. Treasury futures had fair values of $(7.0) thousand and $1.1 million as of March 31, 2016 and December 31, 2015, respectively, and are presented in derivative assets (liabilities), at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $266.0 million as of December 31, 2015. The borrowed securities were collateralized by cash payments of $281.6 million as of December 31, 2015, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We hold credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of March 31, 2016, we had credit default swaps with a notional amount of $49.5 million and a liability fair value of $2.7 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum stockholders’ equity thresholds, or comply with limits on our leverage above certain specified levels. As of March 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our stockholders’ equity, as of March 31, 2016.

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
The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
March 31, 2016
Interest rate swaps and swaptions (2)(3)	$997	$—	$997	$(825)	$(172)	$—
Receivable under reverse repurchase agreements	14,615	—	14,615	(14,615)	—	—
Total	$15,612	$—	$15,612	$(15,440)	$(172)	$—

December 31, 2015
Interest rate swaps and swaptions (2)	$5,113	$—	$5,113	$(2,789)	$(959)	$1,365
Receivable under reverse repurchase agreements	281,618	—	281,618	(258,597)	(23,021)	—
Total	$286,731	$—	$286,731	$(261,386)	$(23,980)	$1,365

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
March 31, 2016
Interest rate swaps (2)	$74,307	$—	$74,307	$(825)	$(73,482)	$—
Repurchase agreements	3,571,059	—	3,571,059	(14,615)	(3,556,444)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,919,066	$—	$3,919,066	$(15,440)	$(3,903,626)	$—

December 31, 2015
Interest rate swaps (2)	$55,651	$—	$55,651	$(2,789)	$(52,862)	$—
Repurchase agreements	3,664,715	—	3,664,715	(258,597)	(3,406,118)	—
FHLB advances	442,900	—	442,900	—	(442,900)	—
Total	$4,163,266	$—	$4,163,266	$(261,386)	$(3,901,880)	$—
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

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $0.8 million as of March 31, 2016.

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

The following tables present our financial instruments carried at fair value as of March 31, 2016 and December 31, 2015, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,298,466	$—	$3,298,466
Non-agency securities	—	1,254,709	—	1,254,709
Agency mortgage REIT equity securities	7,636	—	—	7,636
Derivative assets	—	5,073	—	5,073
MSR assets	—	—	59,930	59,930
Total	$7,636	$4,558,248	$59,930	$4,625,814

Liabilities
Derivative liabilities	$—	$78,001	$—	$78,001
Total	$—	$78,001	$—	$78,001

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,217,252	$—	$3,217,252
Non-agency securities	—	1,557,671	—	1,557,671
Derivative assets	—	8,151	—	8,151
MSR assets	—	—	83,647	83,647
Total	$—	$4,783,074	$83,647	$4,866,721

Liabilities
Derivative liabilities	$—	$58,850	$—	$58,850
Obligation to return securities borrowed under reverse repurchase agreements	266,001	—	—	266,001
MSR financing liabilities	—	—	12,790	12,790
Total	$266,001	$58,850	$12,790	$337,641
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of March 31, 2016. We use a market approach, with Level 1 inputs, based on quoted market prices to estimate the fair value of our agency mortgage REIT equity securities, which are presented in other assets on our consolidated balance sheets.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2015	$12,790	$70,857	$83,647
Losses included in net income:
Realized losses	—	(1,900)	(1,900)
Unrealized losses	—	(9,027)	(9,027)
Total net losses included in net income	—	(10,927)	(10,927)
Dispositions	(12,790)	—	(12,790)
Balance as of March 31, 2016	$—	$59,930	$59,930

	For the Three Months Ended March 31, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(462)	(2,413)	(2,875)
Unrealized losses	(161)	(3,194)	(3,355)
Total net losses included in net income	(623)	(5,607)	(6,230)
Purchases, net of purchase price adjustments	—	401	401
Balance as of March 31, 2015	$13,380	$74,431	$87,811
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

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

The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of March 31, 2016 (dollars in thousands):

	March 31, 2016
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
Purchased MSR:	$59,930
Constant prepayment rate		9.6%	10.2%	10.7%
Constant default rate		0.1%	0.3%	0.4%
Discount rate		8.3%	8.9%	9.3%
Note 10. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. RCS holds $59.9 million of MSR under transactions qualifying for sale accounting, representing approximately 31 thousand underlying loans, with a combined unpaid principal balance of approximately $6.2 billion, as of March 31, 2016. We have elected to account for MSR at estimated fair value, with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$70,857	$79,637
Additions from purchases of MSR	—	401
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(9,027)	(3,194)
Other changes in fair value (1)	(1,900)	(2,413)
Other changes	—	—
Ending balance	$59,930	$74,431
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Servicing fee income	$6,414	$7,948
Incentive, ancillary and other income	3,235	3,856
Servicing income	9,649	11,804

Employee compensation and benefit costs	11,609	7,397
Facility costs	1,141	1,703
Realization of cash flows from MSR	1,900	2,413
Other servicing costs	3,255	4,557
Servicing expense	17,905	16,070

Net servicing loss	$(8,256)	$(4,266)
RCS Assets Sale
In late 2015, we entered into a definitive agreement to sell substantially all of RCS' subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. In connection with the transaction, Ditech agreed to acquire certain assets of the RCS servicing platform, hire a number of core RCS employees and assume certain existing residential mortgage loan subservicing agreements. The transaction closed on January 28, 2016, and the majority of servicing transfers occurred during the first quarter, with the remaining transfers scheduled for the second quarter. The increase in employee compensation and benefit costs during the first quarter of 2016 is primarily due to transaction related employee compensation. The decrease in other servicing costs during the first quarter of 2016 is primarily due to the assumption of RCS's lease obligation by Ditech.
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

Note 11. Other Assets
The following table summarizes our other assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Servicing advances	$10,067	$21,619
FHLB membership stock	11,489	17,726
Agency mortgage REIT equity securities, at fair value	7,636	—
Prepaid expenses	4,299	6,878
Intangible asset	5,000	5,000
Other	6,973	3,691
Total other assets	$45,464	$54,914
Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations. The decrease in servicing advances during the first quarter of 2016 was driven primarily by the sale of RCS assets discussed in Note 10.
Federal Home Loan Bank Membership Stock

As a condition of our membership in the FHLB of Des Moines, we are obligated to purchase membership and activity-based stock in the FHLB based upon the aggregate amount of advances. As of March 31, 2016 and December 31, 2015, we held $11.5 million and $17.7 million of membership and activity-based stock, respectively. FHLB stock is carried at cost, which equals par value, and can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.

Agency Mortgage REIT Equity Securities, at Fair Value

Agency mortgage REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominately in agency RMBS. We designate our investments in agency mortgage REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets with changes in fair value recorded in unrealized gain (loss) on other derivatives and securities, net on the accompanying consolidated statements of operations. Dividend income from agency mortgage REIT equity securities is recorded in realized gain (loss) on other derivatives and securities, net.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Cash collateral held	$5,216	$1,126
Due to manager	2,008	1,674
Accrued interest	3,286	4,523
MSR financing liability, at fair value (1)	—	12,790
Other accounts payable and accrued expenses	13,762	18,544
Total accounts payable and other accrued liabilities	$24,272	$38,657
——————

(1)
MSR financing liability represented obligations associated with MSR accounted for as financing arrangements, with estimated fair value changes reported in net income. RCS had no continuing involvement with any MSR accounted for as financing arrangements as of March 31, 2016.

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of March 31, 2016, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2016, we had declared all required quarterly dividends on the Series A Preferred Stock.

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

During the three months ended March 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million. As of March 31, 2016, we had $55.1 million available under current board authorization for repurchases of our common stock through December 31, 2016.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan"), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units ("RSU") and unrestricted stock to our independent directors and certain members of RCS management. We issued 136,979 shares of common stock related to the vesting of RSU awards during the three months ended March 31, 2016.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Any shares subject to performance conditions that would not be issuable at period end, if that were the end of the contingency period, have been excluded from diluted net income per common share.

The following summarizes the net income per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Weighted average common shares calculation:
Basic weighted average common shares outstanding	46,651	51,165
Effect of stock based compensation	15	44
Diluted weighted average common shares outstanding	46,666	51,209
Net income (loss) available to common shareholders	$(22,414)	$29,946
Net income (loss) per common share — basic	$(0.48)	$0.59
Net income (loss) per common share — diluted	$(0.48)	$0.58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. Our MD&A is presented in six sections:
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
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified real estate-related investment portfolio by identifying investments that, when properly financed and hedged, produce attractive returns across a variety of market conditions and economic cycles, when compared to the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage a leveraged investment portfolio of mortgage-related and other real estate investments to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the mortgage-related investments market;

•	manage financing, interest rate, prepayment rate and credit risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
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
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities, as a TRS is subject to tax on income and gains. For further discussion of our market risks and risk management strategy, please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 3 of this Quarterly Report on Form 10-Q.

Trends and Recent Market Impacts
Despite the first Federal Reserve rate increase in nearly a decade late in the fourth quarter, interest rates declined materially during the first quarter. Signs of global economic weakness diminished expectations for U.S. economic growth and led the Federal Reserve to significantly reduce its projections for short term rate increases.
While spread movements on both agency and non-agency assets were modest on a quarter over quarter basis, intra-quarter volatility was substantial for all credit-sensitive fixed-income products. Spreads on investment grade and high yield corporate debt, commercial mortgage-backed securities, and GSE credit risk transfer securities ("CRT") widened to multi-year highs midway through the quarter as liquidity became extremely limited. Although financial markets stabilized late in the quarter and credit spreads subsequently tightened dramatically, spreads on CRT and legacy non-agency RMBS still ended the quarter modestly wider. Unrealized fair value losses resulting from RMBS spreads widening relative to our hedges during the quarter, combined with unrealized losses on MSR and net servicing losses, drove a (3.2)% decline in our net book value for the first quarter. Taking into account the $0.40 of dividends declared during the quarter, our economic loss was (1.2)% for the quarter, or (4.7)% on an annualized basis.
Looking ahead, we continue to believe that interest rates will remain "lower for longer" as a result of the ongoing global economic headwinds. Despite these economic headwinds, we remain very comfortable with the underlying fundamentals of the U.S. conforming housing market as employment gains, low mortgage rates, increased credit availability, and favorable demographics should allow conforming mortgage credit to outperform other credit-sensitive fixed-income markets. In aggregate, we believe the current interest rate and credit landscape, coupled with increasingly attractive investment spreads on agency and non-agency MBS, will be supportive of improved economic returns for our shareholders. Consistent with this view, we increased our leverage level during the first quarter, primarily through the repurchase of 2.0 million shares, or 4.2%, of our common stock. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 3 of this Quarterly Report on Form 10-Q.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since March 31, 2015:

Interest Rate / Security (1)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
LIBOR:
1-Month	0.44%	0.43%	0.19%	0.19%	0.18%
3-Month	0.63%	0.61%	0.33%	0.28%	0.27%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.73%	1.06%	0.64%	0.64%	0.56%
5-Year U.S. Treasury	1.22%	1.77%	1.37%	1.63%	1.37%
10-Year U.S. Treasury	1.78%	2.27%	2.06%	2.33%	1.93%
Interest Rate Swap Rates:
2-Year Swap Rate	0.85%	1.17%	0.76%	0.89%	0.81%
5-Year Swap Rate	1.18%	1.73%	1.40%	1.77%	1.53%
10-Year Swap Rate	1.64%	2.19%	2.01%	2.44%	2.03%
30-Year Fixed Rate Agency Price:
3.5%	$104.86	$103.18	$104.31	$103.02	$105.05
4.0%	$106.86	$105.83	$106.67	$105.91	$106.92
4.5%	$108.82	$108.00	$108.41	$108.09	$109.08
15-Year Fixed Rate Agency Price:
2.5%	$102.66	$100.80	$101.94	$101.17	$102.71
3.0%	$104.47	$103.02	$104.11	$103.57	$104.83
3.5%	$105.59	$104.72	$105.61	$105.44	$106.09
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
30-Year Lower Loan Balance (3):
3.0%	$0.25	$0.17	$0.23	$0.20	$0.27
3.5%	$1.00	$0.47	$0.75	$0.50	$0.88
4.0%	$1.75	$0.98	$1.52	$0.98	$1.91
30-Year HARP (4):
3.5%	$0.25	$0.04	$0.09	$0.08	$0.17
4.0%	$0.63	$0.42	$0.59	$0.53	$0.89
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Credit spreads on non-agency RMBS were very volatile during the first quarter of 2016. While most spread product recovered from their intra-quarter lows, legacy non-agency prices lagged. We increased the aggregate liquidity of our portfolio through sales of Jumbo AAA RMBS and incremental agency purchases. We decided to sell Jumbo AAA's in light of the Federal Housing Finance Agency's ("FHFA") January rulemaking that will eliminate our access to the Federal Home Loan Bank ("FHLB") financing in early 2017, causing Jumbo AAA RMBS to be less attractive relative to agencies without advantageous FHLB funding. These sales, combined with a reduction in our exposure to subprime, led to a reduction in overall non-agency portfolio size and capital allocation.
U.S. housing market fundamentals remained relatively strong during the first quarter of 2016. As such, we believe continued U.S. housing market improvement, tight underwriting standards and limited credit availability will drive outperformance for investments in conforming mortgage credit relative to other credit-sensitive fixed income products such as corporate debt, high yield debt and commercial RMBS.
The funding landscape for both agency and non-agency RMBS remained favorable over the first quarter of 2016. The average rate on our agency and non-agency borrowings increased 12 basis points over the quarter up to 1.00% as of March 31, 2016, from 0.88% as of December 31, 2015, reflective of the increase in the target Federal Funds rate implemented by the Federal Reserve in December.
During 2015, our wholly-owned captive insurance subsidiary, Woodmont, was approved as a member of the FHLB of Des Moines. As noted above, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria in January 2016, requiring the termination of Woodmont's FHLB membership in February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not believe that the loss of Woodmont’s FHLB membership will have a material impact on our business.
Our subsidiary, RCS, is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. In late 2015, we entered into a definitive agreement to sell substantially all of RCS' subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. In connection with the transaction, Ditech agreed to acquire certain assets of the RCS servicing platform, hire a number of core RCS employees and assume certain existing residential mortgage loan subservicing agreements. The transaction closed on January 28, 2016. The majority of servicing transfers occurred during the first quarter, with the remaining transfers scheduled for the second quarter. In connection with the transaction, we incurred approximately $4 million of one-time transaction expenses during the first quarter of 2016, primarily comprised of RCS employee costs.

As of March 31, 2016, we held MSR with a fair value of $59.9 million, down from $83.6 million as of December 31, 2015, due primarily to transfers of our MSR treated as financing arrangements, unrealized losses and portfolio runoff. These MSR are serviced by Ditech pursuant to a subservicing agreement. Following the completion of transfer of the remaining subservicing portfolios, RCS will transition to a servicing oversight platform with the ability to acquire MSR opportunistically.
Share Repurchases
During the three months ended March 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 13.7 million shares of our outstanding common stock for total consideration of approximately $244.9 million, including expenses. As of March 31, 2016, we had $55.1 million available under current board authorization for repurchases of our common stock through December 31, 2016.
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
FINANCIAL CONDITION
As of March 31, 2016, our investment portfolio with a fair value of $4.8 billion was comprised of $3.3 billion of agency RMBS, $0.2 billion of net long TBA securities, $1.3 billion of non-agency securities and $0.1 billion of MSR.
The table below presents our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands, except per share amounts):

	March 31, 2016	December 31, 2015
Balance Sheet Data:
Total agency and non-agency securities	$4,553,175	$4,774,923
Total assets	$4,910,143	$5,482,402
Total repurchase agreements and advances	$3,844,759	$4,107,615
Total liabilities	$3,984,538	$4,491,290
Total stockholders’ equity	$925,605	$991,112
Net book value per common share	$19.03	$19.66

The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,642,978	$2,617,534	$2,491,667	3.58%	2.63%
Freddie Mac	655,488	649,738	617,268	3.58%	2.68%
Agency RMBS total	3,298,466	3,267,272	3,108,935	3.58%	2.64%
Non-agency securities	1,254,709	1,251,474	1,452,195	2.79%	5.50%
Total	$4,553,175	$4,518,746	$4,561,130	3.33%	3.43%

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,535,998	$2,549,447	$2,421,576	3.58%	2.68%
Freddie Mac	681,254	686,491	651,622	3.58%	2.71%
Agency RMBS total	3,217,252	3,235,938	3,073,198	3.58%	2.68%
Non-agency securities	1,557,671	1,543,113	1,759,482	2.84%	5.51%
Total	$4,774,923	$4,779,051	$4,832,680	3.31%	3.60%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 10.1% and 8.5% as of March 31, 2016 and December 31, 2015, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield decreased slightly from December 31, 2015 to March 31, 2016. The slight decrease in average agency yield was due primarily to higher projected CPR, partially offset by rebalancing in favor of 30-year securities and away from lower yielding 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of March 31, 2016 (dollars in thousands):

	March 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$86,799	$84,993	$84,247	2.24%	8.9%
3.0%	266,338	261,860	254,123	2.19%	9.5%
3.5%	177,771	175,374	167,350	2.26%	10.6%
4.0%	147,785	146,526	138,092	2.17%	12.0%
4.5%	12,449	12,652	11,910	2.62%	11.7%
≤ 15-year total	691,142	681,405	655,722	2.22%	10.3%
20-year
3.0%	71,985	71,370	69,238	2.33%	10.4%
3.5%	96,736	94,091	91,308	2.87%	9.2%
5.0%	2,151	2,120	1,952	2.24%	20.2%
20-year total	170,872	167,581	162,498	2.63%	9.9%
30-year
3.5%	1,272,031	1,266,754	1,205,210	2.73%	8.1%
4.0%	974,354	967,592	907,107	2.75%	12.0%
4.5%	63,213	62,177	57,202	3.10%	9.2%
30-year total	2,309,598	2,296,523	2,169,519	2.75%	9.8%
Pass through agency RMBS	3,171,612	3,145,509	2,987,739	2.63%	9.9%
Agency CMO	20,097	19,472	17,526	2.86%	7.4%
Total fixed-rate agency RMBS	3,191,709	3,164,981	3,005,265	2.63%	9.9%
Adjustable rate agency RMBS	106,757	102,291	103,670	2.87%	18.2%
Total agency RMBS	$3,298,466	$3,267,272	$3,108,935	2.64%	10.1%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$94,970	$94,829	$93,817	2.20%	8.4%
3.0%	272,738	272,178	263,894	2.20%	8.7%
3.5%	254,204	254,246	241,720	2.28%	9.3%
4.0%	156,392	155,880	146,564	2.20%	10.7%
4.5%	12,933	13,107	12,303	2.63%	10.6%
≤ 15-year total	791,237	790,240	758,298	2.23%	9.3%
20-year
3.0%	72,322	72,931	70,663	2.34%	9.5%
3.5%	98,186	96,997	94,053	2.88%	8.4%
4.0%	4,187	4,131	3,918	2.72%	11.1%
5.0%	2,174	2,168	1,981	2.28%	17.4%
20-year total	176,869	176,227	170,615	2.64%	9.0%
30-year
3.5%	1,055,931	1,073,504	1,019,232	2.74%	7.2%
4.0%	998,053	1,004,945	939,460	2.93%	8.7%
4.5%	66,761	66,009	61,066	3.25%	8.0%
30-year total	2,120,745	2,144,458	2,019,758	2.85%	7.9%
Pass through agency RMBS	3,088,851	3,110,925	2,948,671	2.68%	8.3%
Agency CMO	20,562	20,211	18,143	2.90%	6.9%
Total fixed-rate agency RMBS	3,109,413	3,131,136	2,966,814	2.68%	8.3%
Adjustable rate agency RMBS	107,839	104,802	106,384	2.82%	14.2%
Total agency RMBS	$3,217,252	$3,235,938	$3,073,198	2.68%	8.5%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 79% (not including our net long TBA position) as of March 31, 2016 as detailed in the following table (dollars in thousands):

	March 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$864,552	$856,190	$818,063	3.58%	2.80%	8.7%
Lower loan balance (2)	1,666,595	1,652,251	1,567,000	3.55%	2.55%	9.0%
Other	640,465	637,068	602,676	3.83%	2.61%	13.7%
Pass through agency RMBS	3,171,612	3,145,509	2,987,739	3.62%	2.63%	9.9%
Agency CMO	20,097	19,472	17,526	3.05%	2.86%	7.4%
Total fixed-rate agency RMBS	3,191,709	3,164,981	3,005,265	3.61%	2.63%	9.9%
Adjustable rate agency RMBS	106,757	102,291	103,670	2.58%	2.87%	18.2%
Total agency RMBS	$3,298,466	$3,267,272	$3,108,935	3.58%	2.64%	10.1%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTV greater than or equal to 80%. Our HARP securities had a weighted average LTV of 120% and 124% for 15-year and 30-year securities, respectively, as of March 31, 2016. Includes $471.6 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $101,845 and $87,761 for 15-year and 30-year securities, respectively, as of March 31, 2016.

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 84% (not including our net long TBA position) as of December 31, 2015, as detailed in the following table (dollars in thousands):

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

TBA Investments

As of March 31, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis. The following tables summarize our net long and (short) TBA positions as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$16,077	$16,350	$16,475	$125
3.0%	(24,748)	(25,697)	(25,813)	(116)
Subtotal	(8,671)	(9,347)	(9,338)	9
30-Year
3.0%	317,300	322,910	324,950	2,040
3.5%	66,084	67,843	69,295	1,452
4.0%	(194,239)	(206,914)	(207,563)	(649)
4.5%	21,117	22,938	22,980	42
Subtotal	210,262	206,777	209,662	2,885
Portfolio total	$201,591	$197,430	$200,324	$2,894

	December 31, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$9,827	$9,926	$9,905	$(21)
3.0%	(98,270)	(101,438)	(101,233)	205
3.5%	7,422	7,792	7,772	(20)
Subtotal	(81,021)	(83,720)	(83,556)	164
30-Year
3.0%	417,300	416,438	416,934	496
3.5%	(157,316)	(163,145)	(162,428)	717
4.0%	(121,993)	(128,534)	(129,103)	(569)
4.5%	2,908	3,142	3,141	(1)
Subtotal	140,899	127,901	128,544	643
Portfolio total	$59,878	$44,181	$44,988	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2016, our TBA position with a net long notional of $201.6 million had a net carrying value of $2.9 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

Non-Agency Investments
Non-agency security yields are based on our estimate of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$227,249	$5,999	$(4,254)	$225,504	$(21,512)	$247,016	3.02%	4.91%
CRT	346,321	1,382	(9,708)	354,647	1,354	353,293	4.80%	5.66%
Alt-A	398,149	23,412	(10,980)	385,717	(144,429)	530,146	1.79%	6.30%
Option-ARM	155,663	5,493	(7,104)	157,274	(35,504)	192,778	0.71%	4.93%
Subprime	127,327	104	(1,109)	128,332	(630)	128,962	4.07%	4.34%
Total	$1,254,709	$36,390	$(33,155)	$1,251,474	$(200,721)	$1,452,195	2.79%	5.50%
————————

(1)	Coupon rates are floating, except for $50.4 million, $18.0 million and $118.7 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of March 31, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$305,805	$301,300	3.13%	5.16%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	505,316	496,265	1.80%	5.64%	635,840	620,734	2.12%	5.68%
> 7 years	443,588	453,909	3.85%	5.56%	551,924	559,292	3.53%	5.51%
Total	$1,254,709	$1,251,474	2.79%	5.50%	$1,557,671	$1,543,113	2.84%	5.51%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of March 31, 2016, other than $21 million in Prime, fixed-rate, jumbo AAA securities, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of March 31, 2016 and December 31, 2015:

Credit Rating (1)	March 31, 2016	December 31, 2015
AAA	2%	13%
AA	1%	—%
BBB	4%	4%
BB	2%	4%
B	17%	8%
Below B	39%	33%
Not Rated	35%	38%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. These securities were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 78% as of both March 31, 2016 and December 31, 2015, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of March 31, 2016 and December 31, 2015, 14% and 15%, respectively, of the mortgages underlying these securities were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 9% and 12% as of March 31, 2016 and December 31, 2015, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2016 and December 31, 2015 (fair value dollars in thousands):

March 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$227,249	$88.77	106	71%	741	6%	15%
CRT	346,321	100.06	21	75%	756	—%	8%
Alt-A	398,149	67.28	126	76%	711	15%	11%
Option-ARM	155,663	75.94	120	75%	707	21%	9%
Subprime	127,327	99.51	114	107%	581	59%	22%
Total	$1,254,709	$83.60	91	78%	715	14%	12%

December 31, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$411,780	$93.35	65	71%	750	4%	17%
CRT	361,028	100.69	19	76%	754	—%	11%
Alt-A	430,679	68.09	123	76%	712	15%	13%
Option-ARM	150,014	75.69	118	75%	707	20%	11%
Subprime	204,170	94.56	112	104%	582	58%	19%
Total	$1,557,671	$84.96	82	78%	714	15%	14%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
California	35%	35%
Florida	7%	8%
New York	5%	5%
Virginia	4%	4%
New Jersey	4%	4%
Total	55%	56%

Mortgage Servicing Rights
On November 27, 2013, one of our wholly-owned subsidiaries acquired RCS, which has approvals from Fannie Mae and Freddie Mac to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of March 31, 2016, our MSR had a fair market value of $59.9 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unpaid principal balance (in thousands)	$6,184,461	$6,380,498
Number of loans	30,641	31,336
Average Loan Size (in thousands)	$202	$204
Average Loan Age (months)	37	34
Average Coupon	3.79%	3.79%
Average Original Loan-to-Value	75%	75%
Average Original FICO	769	760
60+ delinquencies	0.31%	0.26%

Financing and Hedging
As of March 31, 2016 and December 31, 2015, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,746,206	0.76%	212	$2,728,065	0.60%	243
Non-agency securities (1)	824,853	1.96%	24	936,650	1.86%	27
Total repurchase agreements	$3,571,059	1.04%	168	$3,664,715	0.92%	188
————————

(1)	Repurchase agreements borrowings secured by non-agency securities include $3.2 million of repurchase agreements related to non-agency RMBS sold but not yet settled as of March 31, 2016.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,336,634	1.06%	13	$2,045,776	0.97%	15
> 1 to ≤ 2 months	249,596	1.08%	39	504,348	1.01%	42
> 2 to ≤ 3 months	226,440	1.00%	87	363,365	0.90%	78
> 3 to ≤ 6 months	100,000	0.90%	168	—	N/A	N/A
> 6 to ≤ 9 months	136,228	0.86%	243	100,000	0.78%	259
> 9 to ≤ 12 months	7,161	0.87%	321	136,226	0.77%	334
> 12 months	515,000	1.01%	949	515,000	0.72%	1040
Total repurchase agreements	$3,571,059	1.04%	168	$3,664,715	0.92%	188

Our subsidiary Woodmont is a member of the FHLB of Des Moines. As of March 31, 2016, Woodmont had $273.7 million in outstanding secured advances with the FHLB of Des Moines, with a weighted average borrowing rate of 0.55%, a weighted average term to maturity of 0.8 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $278.9 million and $21.4 million in agency and non-agency securities, respectively, as of March 31, 2016.
During January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership in February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

As of March 31, 2016 and December 31, 2015, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

March 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$990,000	$(8,843)	1.20%	0.62%	1.9
> 3 to ≤ 5 years	225,000	(4,160)	1.48%	0.63%	3.3
> 5 to ≤ 7 years	675,000	(55,910)	2.95%	0.62%	5.9
> 7 years	125,000	(5,394)	2.02%	0.62%	8.5
Total	$2,015,000	$(74,307)	1.87%	0.62%	3.8

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.5 billion with deferred start dates averaging 0.7 years from March 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.44% and 1.36% as of March 31, 2016 and December 31, 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.

The following tables present certain information about our interest rate swaption agreements as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$1,308	—	0.0	$100,000	4.13%	7.0
> 3 to ≤ 12 months	3,493	825	0.5	50,000	3.00%	7.5
>12 to ≤ 24 months	2,735	172	1.6	100,000	3.21%	5.0
Total / weighted average	$7,536	$997	0.8	$250,000	3.54%	6.3

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

RESULTS OF OPERATIONS

In addition to the results presented in accordance with GAAP, our results of operations discussed herein include certain non-GAAP financial information, including “net spread and dollar roll income” (which includes the periodic interest rate costs of our interest rate swaps, TBA dollar roll income and dividends from agency mortgage REIT equity securities reported in other gains (losses), net in our consolidated statements of operations), “estimated taxable income” and certain financial metrics derived from non-GAAP information, such as “cost of funds” and “estimated undistributed taxable income.” By providing users of our financial information with such measures in addition to the related GAAP measures, we intend to provide users greater transparency into the information used by our management in its financial and operational decision-making. We believe net spread and dollar roll income is meaningful information to consider as it incorporates the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs and presents our current financial performance without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations. We present estimated taxable income and estimated undistributed taxable income, as this information is directly related to the amount of dividends we will be required to distribute over time in order to maintain our REIT qualification status. However, because each of these non-GAAP disclosures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly titled measures provided by other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

The table below presents our consolidated statements of operations during the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Agency securities	$17,373	$27,894
Non-agency securities	19,734	16,928
Other	165	84
Interest expense	(9,780)	(7,454)
Net interest income	27,492	37,452

Servicing:
Servicing income	9,649	11,804
Servicing expense	(17,905)	(16,070)
Net servicing loss	(8,256)	(4,266)

Other gains (losses):
Realized gain on agency securities, net	420	934
Realized gain (loss) on non-agency securities, net	(1,635)	3,246
Realized loss on periodic settlements of interest rate swaps, net	(3,830)	(4,311)
Realized gain (loss) on other derivatives and securities, net	(36,572)	17,242
Unrealized gain on agency securities, net	49,880	41,128
Unrealized loss on non-agency securities, net	(11,324)	(642)
Unrealized loss on other derivatives and securities, net	(22,280)	(49,742)
Unrealized loss on mortgage servicing rights	(9,027)	(3,194)
Total other gains (losses), net	(34,368)	4,661

Expenses:
Management fees	3,815	4,508
General and administrative expenses	2,042	1,949
Total expenses	5,857	6,457

Income (loss) before provision for income tax	(20,989)	31,390
Provision for excise and income tax	(308)	(327)
Net income (loss)	(21,297)	31,063
Dividend on preferred stock	(1,117)	(1,117)
Net income (loss) available to common shareholders	$(22,414)	$29,946

Weighted average number of common shares outstanding — basic	46,651	51,165
Weighted average number of common shares outstanding — diluted	46,666	51,209

Net income (loss) per common share — basic	$(0.48)	$0.59
Net income (loss) per common share — diluted	$(0.48)	$0.58

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016			2015
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,162,358	2.20%	$17,373	$4,510,733	2.47%	$27,894
Non-agency securities	1,395,485	5.66%	19,734	1,177,646	5.75%	16,928
Total	$4,557,843	3.26%	$37,107	$5,688,379	3.15%	$44,822
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$(10,521)	$(7,661)	$(2,860)
Non-agency securities	2,806	3,076	(270)
Total	$(7,715)	$(4,585)	$(3,130)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(10.5) million during the three months ended March 31, 2016 compared to the three months March 31, 2015, due to reduced average balances and lower average yields. Interest income on non-agency securities increased by $2.8 million during the three months ended March 31, 2016 compared to the three months March 31, 2015, due primarily to an increase in average balances, partially offset by lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 10.1% and 8.5% as of March 31, 2016 and December 31, 2015, respectively. This increase in CPR was the primary driver of our lower agency asset yields. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 8.0% and 7.7% for the three months ended March 31, 2016 and 2015, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(9.6) million and $(9.0) million for the three months ended March 31, 2016 and 2015, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization expense of approximately $(3.5) million and $(0.1) million for the three months ended March 31, 2016 and 2015, respectively. The amortized cost basis of our agency RMBS portfolio was 105.1% and 105.3% of par value as of March 31, 2016 and December 31, 2015, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $158.3 million and $162.7 million as of March 31, 2016 and December 31, 2015, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $8.5 million and $9.2 million for the three months ended March 31, 2016 and 2015, respectively. The weighted average cost basis of the non-agency portfolio was 86.2% and 87.7% of par as of March 31, 2016 and December 31, 2015, respectively. The total net discount remaining was $200.7 million and $216.4 million, with $99.7 million and $113.8 million designated as credit reserves as of March 31, 2016 and December 31, 2015, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.6x and 4.5x our stockholders’ equity, less investments in RCS and agency mortgage REIT equity securities as of March 31, 2016 and December 31, 2015, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and advances balances outstanding and average leverage ratios for the quarterly periods since March 31, 2015 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
December 31, 2015	$4,239,674	$4,509,693	$4,107,615	0.88%	4.4x	4.4x	4.5x
September 30, 2015	$4,118,008	$4,921,925	$4,067,133	0.74%	4.1x	4.2x	4.7x
June 30, 2015	$4,664,051	$4,994,918	$4,532,751	0.66%	4.4x	4.2x	4.1x
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities and includes advances from the Federal Home Loan Bank collateralized by agency and non-agency securities.

(2)
Average leverage for the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investment in RCS and agency mortgage REIT equity securities.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS and agency mortgage REIT equity securities.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS and agency mortgage REIT equity securities.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2016, we had a net long TBA position with a notional value of $201.6 million and underlying cost basis of $197.4 million.
Interest Expense and Cost of Funds
Interest expense of $9.8 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $3.8 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016			2015
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,933,580	1.00%	$9,780	$4,994,683	0.61%	$7,454
Interest rate swaps	1,590,000	0.97%	3,830	1,721,250	1.02%	4,311
Total adjusted cost of funds		1.39%	$13,610		0.96%	$11,765
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements and FHLB advances	$2,326	$(1,135)	$3,461
Interest rate swaps	(481)	(293)	(188)
Total adjusted cost of funds	$1,845	$(1,428)	$3,273
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds of $1.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was attributable to higher funding rates on our repurchase agreements and FHLB advances, offset, in part by, lower average financing balances and swap notional amounts.

Net Servicing Loss
The following table presents the components of servicing income and expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Servicing fee income	$6,414	$7,948
Incentive, ancillary and other income	3,235	3,856
Servicing income	9,649	11,804

Employee compensation and benefit costs	11,609	7,397
Facility costs	1,141	1,703
Realization of cash flows from MSR	1,900	2,413
Other servicing costs	3,255	4,557
Servicing expense	17,905	16,070

Net servicing loss	$(8,256)	$(4,266)

As of March 31, 2016, RCS owned a portfolio of MSR with a fair market value of $59.9 million, representing approximately 31 thousand residential mortgage loans and $6.2 billion in unpaid principal balances. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three months ended March 31, 2016 and 2015 were largely driven by a reduction in our agency RMBS portfolio and a rebalancing of the agency and non-agency securities portfolios. These changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government programs, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from agency RMBS sold	$135,049	$430,587
Increase (decrease) in receivable for agency RMBS sold	—	351,759
Less agency RMBS sold, at cost	(134,629)	(781,412)
Net realized gain on sale of agency RMBS	$420	$934

Gross realized gains on sale of agency RMBS	$702	$3,599
Gross realized losses on sale of agency RMBS	(282)	(2,665)
Net realized gain on sale of agency RMBS	$420	$934

The following table is a summary of our net realized gains and losses on non-agency securities during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from non-agency securities sold	$415,618	$70,568
Increase in receivable for non-agency securities sold	2,030	—
Less: non-agency securities sold, at cost	(419,283)	(67,322)
Net realized gain (loss) on sale of non-agency securities	$(1,635)	$3,246

Gross realized gain on sale of non-agency securities	$3,927	$3,437
Gross realized loss on sale of non-agency securities	(5,562)	(191)
Net realized gain (loss) on sale of non-agency securities	$(1,635)	$3,246

Unrealized net gains of $49.9 million and $41.1 million on agency RMBS for the three months ended March 31, 2016 and 2015, respectively, and unrealized net losses of $(11.3) million and $(0.6) million on non-agency securities for the three months ended March 31, 2016 and 2015, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Realized loss on periodic settlements of interest rate swaps, net	$(3,830)	$(4,311)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(23,372)	$(7,825)
Interest rate swaptions	—	(520)
TBA securities	3,287	16,436
U.S. Treasury securities	4,449	15,901
U.S. Treasury futures	(12,125)	(2,215)
Short sales of U.S. Treasury securities	(9,492)	(5,181)
Agency mortgage REIT equity investments	244	—
Interest only swaps	759	646
Credit default swaps	(486)	—
FHLB stock	164	—
Total realized gain (loss) on other derivatives and securities, net	$(36,572)	$17,242
Unrealized loss on other derivatives and securities:
Interest rate swaps	$(22,331)	$(43,106)
Interest rate swaptions	(964)	(1,277)
TBA securities	2,087	(7,183)
U.S. Treasury securities	—	2,655
U.S. Treasury futures	(1,087)	(1,933)
Short sales of U.S. Treasury securities	(733)	321
Agency mortgage REIT equity investments	1,146	—
Mortgage options	15	353
Interest only swaps	490	428
Credit default swaps	(903)	—
Total unrealized loss on other derivatives and securities, net	$(22,280)	$(49,742)

Realized and unrealized net losses on interest rate swaps and swaptions of $(45.7) million and $(1.0) million, respectively, for the three months ended March 31, 2016 were due primarily to an approximately 50 basis point decrease in swap rates during the first quarter. Realized and unrealized net gains on TBA securities of $5.4 million during the three months ended March 31, 2016 were due mainly to the decrease in longer term interest rates during the first quarter. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.8 million and $4.5 million during the three months ended March 31, 2016 and 2015, respectively. The period-over-period decrease for the three months ended March 31, 2016 and 2015 was a function of lower average equity, primarily as a result of realized losses and share repurchases.
General and administrative expenses were $2.0 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively. Our general and administrative expenses primarily consisted of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.5% and 2.2% for the three months ended March 31, 2016 and 2015, respectively. This increase was driven primarily by reductions in equity due to unrealized losses during 2015 and the first quarter of 2016, mainly related to non-agency securities.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $16.2 million and $26.4 million (or $0.35 and $0.52 per common share) for the three months ended March 31, 2016 and 2015, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(21,297)	$31,063
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(49,880)	(41,128)
Non-agency securities	11,324	642
Derivatives, MSR and other securities	31,307	52,936
Premium amortization, net	1,244	(1,601)
Utilization of capital loss carryforwards (1)	11,868	(25,897)
Realized losses, net (1)	24,147	6,872
Other	8,565	4,594
Total book to tax difference	38,575	(3,582)
Estimated taxable income	17,278	27,481
Dividend on preferred stock	(1,117)	(1,117)
Estimated taxable income available to common shareholders	$16,161	$26,364

Weighted average number of common shares outstanding — basic	46,651	51,165
Weighted average number of common shares outstanding — diluted	46,666	51,209

Estimated taxable income per common share - basic and diluted	$0.35	$0.52
Estimated cumulative undistributed REIT taxable income per common share	$(0.02)	$0.14

Beginning cumulative non-deductible capital losses	$126,955	$144,897
Current period net capital gain	11,868	(25,897)
Ending cumulative non-deductible capital losses	$138,823	$119,000
Ending cumulative non-deductible capital losses per common share	$3.03	$2.33
——————

(1)
Estimated taxable income excludes estimated net capital losses of $(0.25) per common share for the three months ended March 31, 2016, respectively, which will be added to our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(0.50) per common share, for the three months ended March 31, 2016, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net spread income.

The following table summarizes dividends declared on our Series A Preferred Stock and common stock for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Series A Preferred Stock	$0.5078125	$0.5078125
Common stock	$0.40	$0.50

The final tax characterization of our fiscal year 2016 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

As of March 31, 2016, we had an estimated $(0.9) million (or $(0.02) per common share) of undistributed taxable income, net of the common stock dividend payable of $18.3 million. We have distributed all of our 2015 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2016.

We acquired 100% of RCS, which is taxable as a corporation under Subchapter C of the Internal Revenue Code, on November 27, 2013, with which we filed a joint TRS election. As of March 31, 2016, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $94.8 million, which can be carried forward for up to twenty years. As a result of the change in ownership, the utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of March 31, 2016 were approximately $44.9 million, with respect to which RCS has provided a full valuation allowance.
Key Statistics
The table below presents key statistics for the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Ending agency securities, at fair value	$3,298,466	$4,176,349
Ending agency securities, at cost	$3,267,272	$4,125,811
Ending agency securities, at par	$3,108,935	$3,934,818
Average agency securities, at cost	$3,162,358	$4,510,733
Average agency securities, at par	$3,006,552	$4,301,833

Ending non-agency securities, at fair value	$1,254,709	$1,315,152
Ending non-agency securities, at cost	$1,251,474	$1,258,083
Ending non-agency securities, at par	$1,452,195	$1,513,538
Average non-agency securities, at cost	$1,395,485	$1,177,646
Average non-agency securities, at par	$1,604,823	$1,435,214

Net TBA portfolio - as of period end, at fair value	$200,324	$248,285
Net TBA portfolio - as of period end, at cost	$197,430	$243,836
Average net TBA portfolio, at cost	$(24,544)	$(163,124)

Average total assets, at fair value	$5,189,108	$7,115,312
Average agency and non-agency repurchase agreements and advances	$3,933,580	$4,994,683
Average stockholders' equity	$950,181	$1,184,951

	For the Three Months Ended March 31,
	2016	2015
Average coupon	3.31%	3.10%
Average asset yield	3.26%	3.15%
Average cost of funds (1)	1.39%	0.96%
Average net interest rate spread	1.87%	2.19%
Average net interest rate spread and TBA dollar roll income (loss) (2)	1.90%	2.25%
Average net interest rate spread and TBA dollar roll income (loss), excluding estimated “catch-up” premium amortization income (expense)	2.21%	2.25%
Average coupon as of period end	3.33%	3.11%
Average asset yield as of period end	3.43%	3.26%
Average cost of funds as of period end	1.32%	1.02%
Average net interest rate spread as of period end	2.11%	2.24%
Average actual CPR for agency securities held during the period	8.0%	7.7%
Average projected life CPR for agency securities as of period end	10.1%	8.9%

Leverage - average during the period (3)	4.4x	4.6x
Leverage - average during the period, including net TBA position	4.4x	4.5x
Leverage - as of period end (4)	4.4x	4.3x
Leverage - as of period end, including net TBA position	4.6x	4.5x

Expenses % of average total assets - annualized	0.5%	0.4%
Expenses % of average stockholders' equity - annualized	2.5%	2.2%
Net book value per common share as of period end	$19.03	$22.00
Dividends declared per common share	$0.40	$0.50
Economic return on common equity - annualized	(4.7)%	11.0%
————————

(1)	Weighted average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements.

(2)	Estimated dollar roll income (loss) excludes the impact of other supplemental hedges and is recognized in gain (loss) on derivative instruments and other securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS and agency mortgage REIT equity securities. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS and agency mortgage REIT equity securities. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to adjusted net interest income and net spread income during the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Agency RMBS	$17,373	$27,894
Non-agency securities and other	19,899	17,012
Interest expense	(9,780)	(7,454)
Net interest income	27,492	37,452
Dividend income from investments in agency mortgage REIT equity securities (1)	244	—
Realized loss on periodic settlements of interest rate swaps, net	(3,830)	(4,311)
Adjusted net interest income	23,906	33,141
Management fees and general and administrative expenses	(5,857)	(6,457)
Net spread income	18,049	26,684
Dollar roll income	136	(521)
Net spread and dollar roll income	18,185	26,163
Dividend on preferred stock	(1,117)	(1,117)
Net spread and dollar roll income available to common shareholders	$17,068	$25,046

Weighted average number of common shares outstanding — basic	46,651	51,165
Weighted average number of common shares outstanding — diluted	46,666	51,209

Net spread and dollar roll income per common share- basic and diluted	$0.37	$0.49
Net spread and dollar roll income, excluding “catch up” amortization per common share- basic and diluted	$0.44	$0.49
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income decreased $(0.12) per common share for the three months ended March 31, 2016 compared to the three months March 31, 2015 due primarily to increased catch up amortization expense, reduced agency leverage and higher funding costs.

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

During the three months ended March 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million. As of March 31, 2016, we had $55.1 million available under current board authorization for repurchases of our common stock through December 31, 2016.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.4x the amount of our stockholders’ equity less our investments in RCS and agency mortgage REIT equity securities as of both March 31, 2016 and December 31, 2015, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of March 31, 2016, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing less than 22% of our equity at risk as of March 31, 2016.
As of March 31, 2016, borrowings under repurchase agreements of $2.7 billion and $824.9 million, with weighted average remaining days to maturity of 212 days and 24 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2016. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2016.

	March 31, 2016
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	67%
Asia	5	13%
Europe	10	20%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2016, haircuts on our pledged collateral remained stable and, as of March 31, 2016, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of March 31, 2016, we had met all margin requirements and had unrestricted cash and cash equivalents of $130.8 million and unpledged securities of approximately $154.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2016.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, swaptions and short Treasury positions. We may also supplement our hedge portfolio with the use of TBA positions and other instruments.
Please refer to Notes 3 and 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2016 and the related activity for the three months ended March 31, 2016.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both March 31, 2016 and December 31, 2015.

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
As of March 31, 2016, Woodmont had $273.7 million in outstanding secured advances, with a weighted average borrowing rate of 0.55%, a weighted average term to maturity of 0.8 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $278.9 million and $21.4 million in agency and non-agency securities, respectively, as of March 31, 2016.

During January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership in February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2016, our total “at risk” leverage, net of unsettled securities, was 4.6x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2016, we had a net long TBA position with a cost basis of $197.4 million and fair value of the securities underlying our net long TBA position of $200.3 million.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2016, approximately 85% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when interest rates rise and decrease when interest rates fall. The “negative convexity” generally increases the interest rate exposure of our investment portfolio by more than what is measured by duration alone.
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
Further, since we do not control the other agency mortgage REITs that we invest in, we have limited transparency into their underlying investment and hedge portfolios. Therefore, our Manager must make certain assumptions to estimate the duration and convexity of the underlying portfolios and their sensitivity to changes in interest rates. Such estimates do not include the potential impact of other factors which may affect the fair value of our investments in other agency mortgage REITs, such as stock market volatility. Accordingly, actual results could differ from our estimates.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
March 31, 2016
+100 basis points	(0.3)%	(1.4)%	(7.6)%
+50 basis points	0.5%	(0.5)%	(3.0)%
-50 basis points	(1.4)%	0.2%	1.1%
-100 basis points	(5.4)%	—%	(0.2)%
December 31, 2015
+100 basis points	(3.1)%	(1.1)%	(5.7)%
+50 basis points	(1.2)%	(0.5)%	(2.5)%
-50 basis points	0.1%	0.2%	1.3%
-100 basis points	(4.5)%	0.1%	0.7%
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.0 years and 5.4 years for agency RMBS and 4.3 years and 4.9 years for non-agency securities based on interest rates and RMBS prices as of March 31, 2016 and December 31, 2015, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread: Agency / Non-Agency	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2016
-25 / -50 basis points	1.5%	8.2%
-10 / -25 basis points	0.6%	3.6%
+10 / +25 basis points	(0.6)%	(3.6)%
+25 / +50 basis points	(1.5)%	(8.2)%
December 31, 2015
-25 / -50 basis points	1.7%	8.8%
-10 / -25 basis points	0.8%	3.9%
+10 / +25 basis points	(0.8)%	(3.9)%
+25 / +50 basis points	(1.7)%	(8.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of March 31, 2016, we had unrestricted cash and cash equivalents of $130.8 million and unpledged securities of approximately $154.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2016, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2016, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in thousands, except per share amounts).

	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
February 5, 2016 - February 29, 2016	1,953	$13.19	1,953	N/A
March 1, 2016 - March 2, 2016	50	13.74	50	N/A
Total	2,003	$13.21	2,003	N/A
————————

(1)	All shares were purchased by us pursuant to the stock repurchase program described in Note 13 of our accompanying Consolidated Financial
Statements in this Form 10-Q.

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

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

10.1	American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, as amended March 4, 2016, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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

American Capital Mortgage Investment Corp.

By:	/s/ GARY KAIN
Gary Kain
Chief Executive Officer, President and Chief Investment Officer

Date: May 5, 2016