Form 10-Q
period 2016-09-30
MTGE Investment Corp.
filed 2016-11-08
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission file number 001-35260

MTGE INVESTMENT CORP.
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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2016 was 45,797,687.

MTGE INVESTMENT CORP.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $2,760,377 and $3,174,675, respectively)	$2,952,851	$3,217,252
Non-agency securities, at fair value (including pledged securities of $1,170,038 and $1,435,931, respectively)	1,285,266	1,557,671
U.S. Treasury securities, at fair value (including pledged securities of $4,995 and $0, respectively)	4,995	—
Land	4,383	—
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	59,492	—
Cash and cash equivalents	122,872	169,319
Restricted cash and cash equivalents	44,608	95,636
Interest receivable	10,006	11,629
Derivative assets, at fair value	6,583	8,151
Receivable for securities sold	158,024	2,565
Receivable under reverse repurchase agreements	166,542	281,618
Mortgage servicing rights, at fair value	50,535	83,647
Other assets	42,656	54,914
Total assets	$4,908,813	$5,482,402
Liabilities:
Repurchase agreements	$3,284,942	$3,664,715
Federal Home Loan Bank advances	273,700	442,900
Secured debt	49,221	—
Payable for securities purchased	76,006	—
Derivative liabilities, at fair value	23,414	58,850
Dividend payable	19,436	20,167
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	166,327	266,001
Accounts payable and other accrued liabilities	19,129	38,657
Total liabilities	3,912,175	4,491,290
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 and 47,626 shares issued and outstanding, respectively	458	476
Additional paid-in capital	1,122,459	1,146,797
Retained deficit	(179,640)	(209,200)
Total stockholders’ equity	996,316	991,112
Noncontrolling interests	322	—
Total equity	996,638	991,112
Total liabilities and equity	$4,908,813	$5,482,402
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Agency securities	$19,028	$19,988	$54,704	$75,455
Non-agency securities	16,410	19,760	53,130	54,414
Other	153	67	483	197
Interest expense	(10,082)	(7,586)	(29,438)	(22,601)
Net interest income	25,509	32,229	78,879	107,465

Servicing:
Servicing income	3,904	11,576	17,719	34,768
Servicing expense	(6,394)	(15,580)	(34,248)	(47,149)
Net servicing loss	(2,490)	(4,004)	(16,529)	(12,381)

Healthcare:
Healthcare real estate income	2,424	—	3,338	—
Healthcare real estate expense	(2,074)	—	(3,177)	—
Net healthcare income	350	—	161	—

Other gains (losses):
Realized gain (loss) on agency securities, net	5,913	175	9,001	(5,552)
Realized gain on non-agency securities, net	756	8	2,765	6,405
Realized loss on periodic settlements of interest rate swaps, net	(2,041)	(3,793)	(8,402)	(12,537)
Realized loss on other derivatives and securities, net	(40,483)	(27,724)	(86,779)	(43,023)
Unrealized gain (loss) on agency securities, net	(5,228)	32,583	69,750	12,877
Unrealized gain (loss) on non-agency securities, net	33,462	(13,104)	37,992	(27,033)
Unrealized gain (loss) on other derivatives and securities, net	58,563	(18,654)	32,993	(26,388)
Unrealized gain (loss) on mortgage servicing rights	62	(5,260)	(12,753)	(3,591)
Impairment of intangible asset	—	(10,000)	—	(10,000)
Total other gains (losses), net	51,004	(45,769)	44,567	(108,842)
Expenses:
Management fees	3,525	4,250	10,999	13,183
General and administrative expenses	1,794	1,845	7,607	5,923
Total expenses	5,319	6,095	18,606	19,106
Income (loss) before provision for income tax	69,054	(23,639)	88,472	(32,864)
Provision for excise and income tax	(31)	(373)	(620)	(42)
Net income (loss)	69,023	(24,012)	87,852	(32,906)
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Noncontrolling interest in net (income) loss	(5)	—	1	—
Net income (loss) available to common stockholders	$67,901	$(25,129)	$84,502	$(36,257)

Net income (loss) per common share — basic	$1.48	$(0.49)	$1.83	$(0.71)
Net income (loss) per common share — diluted	$1.48	$(0.49)	$1.83	$(0.71)

Weighted average number of common shares outstanding — basic	45,798	50,815	46,074	51,052
Weighted average number of common shares outstanding — diluted	45,801	50,828	46,077	51,064

Dividend declared per common share	$0.40	$0.40	$1.20	$1.40
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$—	$1,175,969
Net loss	—	—	—	—	—	(32,906)	—	(32,906)
Repurchase of common stock	—	—	(1,182)	(12)	(18,062)	—	—	(18,074)
Stock-based compensation	—	—	27	—	1,136	—	—	1,136
Preferred dividends declared	—	—	—	—	—	(3,351)	—	(3,351)
Common dividends declared	—	—	—	—	—	(71,182)	—	(71,182)
Balance, September 30, 2015	2,200	$53,039	50,010	$500	$1,181,634	$(183,581)	$—	$1,051,592

Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$—	$991,112
Net income	—	—	—	—	—	87,853	(1)	87,852
Issuance of noncontrolling interests	—	—	—	—	—	—	328	328
Distribution to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	175	2	2,094	—	—	2,096
Preferred dividends declared	—	—	—	—	—	(3,351)	—	(3,351)
Common dividends declared	—	—	—	—	—	(54,942)	—	(54,942)
Balance, September 30, 2016	2,200	$53,039	45,798	$458	$1,122,459	$(179,640)	$322	$996,638
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87,852	$(32,906)
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	24,251	22,719
Accretion of net discount on non-agency securities	(21,311)	(27,102)
Depreciation	704	—
Realization of cash flows from MSR	7,569	7,875
Unrealized loss (gain) on securities, MSR and derivatives, net	(127,982)	44,135
Realized loss (gain) on agency securities, net	(9,001)	5,552
Realized gain on non-agency securities, net	(2,765)	(6,405)
Realized loss on other derivatives and securities, net	95,823	55,560
Impairment of intangible asset	—	10,000
Stock-based compensation	2,096	1,136
Decrease in interest receivable	1,623	3,663
Decrease in other assets	11,861	6,977
Increase (decrease) in operating accounts payable and other accrued liabilities	(5,645)	3,022
Net cash flows from operating activities	65,075	94,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(1,096,019)	(1,186,729)
Purchases of non-agency securities	(388,289)	(870,777)
Purchases of MSR, net of purchase price adjustments	—	(4,177)
Proceeds from sale of agency securities	1,003,698	1,772,536
Proceeds from sale of non-agency securities	571,210	385,480
Principal collections on agency securities	329,082	401,626
Principal collections on non-agency securities	154,239	181,543
Purchases of healthcare real estate investments	(70,419)	—
Net proceeds (payments) on reverse repurchase agreements	115,076	(477,373)
Purchases of U.S. Treasury securities	(1,235,607)	(4,224,798)
Proceeds from sale of U.S. Treasury securities	1,121,285	5,198,095
Payments for the termination of interest rate swaps	(80,696)	—
Decrease in restricted cash and cash equivalents	51,028	5,276
Other investing cash flows, net	(6,349)	(51,887)
Net cash flows from investing activities	468,239	1,128,815
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(59,024)	(87,786)
Net payments for repurchase of common shares	(26,452)	(18,074)
Issuance of noncontrolling interest	328	—
Distributions to noncontrolling interest	(5)	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	21,017,418	38,330,944
Repayments on repurchase agreements and Federal Home Loan Bank advances	(21,561,247)	(39,480,811)
Proceeds from note payable, net of financing costs	49,341	—
Repayments of note payable	(120)	—
Net cash used in financing activities	(579,761)	(1,255,727)
Net decrease in cash and cash equivalents	(46,447)	(32,686)
Cash and cash equivalents at beginning of the period	169,319	203,431
Cash and cash equivalents at end of period	$122,872	$170,745
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of MTGE Investment Corp. (referred to throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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
Note 2. Organization
We were incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”). We are externally managed by MTGE Management, LLC (our “Manager,” formerly known as American Capital MTGE Management, LLC). The parent company of our Manager was acquired by AGNC Investment Corp. (“AGNC”), effective July 1, 2016, and as a result of that transaction, we and our Manager are no longer affiliated with American Capital, Ltd. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“RMBS”), non-agency mortgage investments, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency mortgage investments include RMBS backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency. Non-agency mortgage investments may also include prime and non-prime residential mortgage loans. Other mortgage-related investments may include mortgage servicing rights (“MSR”), credit risk transfer securities (“CRT”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity and debt investments in skilled nursing, assisted living and senior housing properties operated by third-parties.
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

The accounting model used to evaluate whether a transfer of MSR qualifies as a sale is based on a risks and rewards approach, as MSR are not financial assets. In certain cases where we transferred the economics of MSR while retaining the actual servicing function, we retained the risk associated with servicing and, as a result, the transfer did not qualify for sale accounting. As such, we retained the MSR, together with an offsetting financing liability on our consolidated balance sheets. We have elected the option to account for MSR financing liabilities at estimated fair value, with changes in fair value reflected in income during the period in which they occur. See Note 13 - Accounts Payable and Other Accrued Liabilities for the presentations of our mortgage servicing liability.

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

Resident rental income is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly. Revenue for certain care-related services is recognized as the services are provided.

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
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$1,975,625	$779,290	$2,754,915
Unamortized premium	101,452	45,421	146,873
Amortized cost	2,077,077	824,711	2,901,788
Gross unrealized gains	39,238	12,760	51,998
Gross unrealized losses	(562)	(373)	(935)
Agency RMBS, at fair value	$2,115,753	$837,098	$2,952,851

Weighted average coupon as of September 30, 2016	3.54%	3.60%	3.56%
Weighted average yield as of September 30, 2016	2.61%	2.62%	2.61%
Weighted average yield for the three months ended September 30, 2016	2.49%	2.52%	2.50%
Weighted average yield for the nine months ended September 30, 2016	2.36%	2.36%	2.36%

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,808,421	$47,576	$(935)	$2,855,062
Adjustable rate	93,367	4,422	—	97,789
Total Agency RMBS	$2,901,788	$51,998	$(935)	$2,952,851

	December 31, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,421,576	$651,622	$3,073,198
Unamortized premium	127,871	34,869	162,740
Amortized cost	2,549,447	686,491	3,235,938
Gross unrealized gains	9,745	3,378	13,123
Gross unrealized losses	(23,194)	(8,615)	(31,809)
Agency RMBS, at fair value	$2,535,998	$681,254	$3,217,252

Weighted average coupon as of December 31, 2015	3.58%	3.58%	3.58%
Weighted average yield as of December 31, 2015	2.68%	2.71%	2.68%
Weighted average yield for the year ended December 31, 2015	2.58%	2.64%	2.59%

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,131,136	$10,086	$(31,809)	$3,109,413
Adjustable rate	104,802	3,037	—	107,839
Total Agency RMBS	$3,235,938	$13,123	$(31,809)	$3,217,252

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of September 30, 2016 and December 31, 2015 according to their estimated weighted average life classification (dollars in thousands):

	September 30, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than three years	$24,407	$24,151	1.99%	3.64%	$—	$—	N/A	N/A
Greater than three years and less than or equal to five years	765,182	746,465	2.38%	3.29%	742,523	740,513	2.25%	3.29%
Greater than five years and less than or equal to 10 years	2,163,262	2,131,172	2.70%	3.66%	2,466,730	2,487,369	2.81%	3.67%
Greater than 10 years	—	—	N/A	N/A	7,999	8,056	3.03%	3.50%
Total	$2,952,851	$2,901,788	2.61%	3.56%	$3,217,252	$3,235,938	2.68%	3.58%
As of September 30, 2016 and December 31, 2015, none of our agency RMBS had an estimated weighted average life of less than 2.6 years and 3.2 years, respectively. As of September 30, 2016 and December 31, 2015, the estimated weighted average life of our agency security portfolio was 6.5 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of September 30, 2016 and December 31, 2015, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 10.1% and 8.5%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from agency RMBS sold	$418,485	$536,661	$1,003,698	$1,772,536
Increase (decrease) in receivable for agency RMBS sold	158,024	(141,887)	158,024	67,055
Less agency RMBS sold, at cost	(570,596)	(394,599)	(1,152,721)	(1,845,143)
Realized gain (loss) on agency securities, net	$5,913	$175	$9,001	$(5,552)

Gross realized gains on sale of agency RMBS	$5,919	$2,226	$9,291	$6,190
Gross realized losses on sale of agency RMBS	(6)	(2,051)	(290)	(11,742)
Realized gain (loss) on agency securities, net	$5,913	$175	$9,001	$(5,552)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,783,007	$685,506	$2,468,513
Accrued interest on pledged agency RMBS	4,933	1,913	6,846
Under Derivative Agreements
Fair value	6,855	2,919	9,774
Accrued interest on pledged agency RMBS	19	8	27
Under FHLB Advances
Fair value	206,164	75,926	282,090
Accrued interest on pledged agency RMBS	570	211	781
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,001,548	$766,483	$2,768,031

	December 31, 2015
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,261,124	$639,460	$2,900,584
Accrued interest on pledged agency RMBS	6,428	1,826	8,254
Under Derivative Agreements
Fair value	1,708	1,866	3,574
Accrued interest on pledged agency RMBS	5	5	10
Under FHLB Advances
Fair value	249,590	20,927	270,517
Accrued interest on pledged agency RMBS	741	62	803
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,519,596	$664,146	$3,183,742

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,372,853	$1,348,706	$3,747	$1,637,388	$1,647,007	$4,718
31 - 59 days	258,440	254,563	697	340,855	340,852	940
60 - 90 days	281,326	270,191	735	329,397	330,832	932
Greater than 90 days	995,816	983,866	2,720	863,461	870,764	2,467
Total	$2,908,435	$2,857,326	$7,899	$3,171,101	$3,189,455	$9,057

As of September 30, 2016 and December 31, 2015, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. As of September 30, 2016, all of our FHLB advances backed by agency RMBS had remaining maturities greater than 90 days.
Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$206,263	$7,592	$(3,316)	$201,987	$(19,794)	$221,781	3.08%	5.13%
CRT	328,072	16,102	(934)	312,904	1,819	311,085	4.92%	5.35%
Alt-A	379,524	32,828	(4,635)	351,331	(136,550)	487,881	1.93%	6.82%
Option-ARM	194,897	8,252	(4,451)	191,096	(43,044)	234,140	0.78%	4.82%
Subprime	176,510	1,522	(410)	175,398	(747)	176,145	3.95%	4.13%
Total	$1,285,266	$66,296	$(13,746)	$1,232,716	$(198,316)	$1,431,032	2.82%	5.48%
————————

(1)	Coupon rates are floating, except for $28.8 million, $17.5 million and $115.8 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of September 30, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$537,531	$520,994	3.44%	5.19%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	592,341	558,607	2.41%	5.98%	635,840	620,734	2.12%	5.68%
> 7 years	155,394	153,115	2.41%	4.66%	551,924	559,292	3.53%	5.51%
Total	$1,285,266	$1,232,716	2.82%	5.48%	$1,557,671	$1,543,113	2.84%	5.51%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $169.3 million as of September 30, 2016 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of September 30, 2016, Prime securities also include $37.0 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting between 2010 and 2015. As of September 30, 2016, our Prime securities have both fixed and floating rate coupons ranging from 1.1% to 6.5%, and have underlying collateral with weighted average coupons ranging from 2.9% to 5.5%.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac, subject to their underwriting standards. As of September 30, 2016, our CRT securities have floating rate coupons ranging from 3.1% to 6.5%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2015.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2016, our Alt-A securities have both fixed and floating rate coupons ranging from 0.6% to 6.5% with weighted average coupons of underlying collateral ranging from 3.1% to 6.7%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2016, our Option-ARM securities have coupons ranging from 0.7% to 1.3% and have underlying collateral with weighted average coupons between 3.0% and 4.2%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of September 30, 2016, our Subprime securities issued prior to 2015 have a fair value of $39.5 million with fixed and floating rate coupons ranging from 4.0% to 5.8% and have underlying collateral with weighted-average coupons ranging from 4.8% to 6.2%. Additionally, we have classified certain non-performing loans that were securitized between 2014 and 2016 as Subprime securities. These securitizations are backed by loans originated during or before 2016 and, as of September 30, 2016, have a fair value of $137.0 million. As of September 30, 2016, our Subprime securities issued between 2014 and 2016 have fixed rate coupons ranging from 3.4% to 4.4% and have underlying collateral with weighted-average coupons ranging from 4.3% to 6.3%.

More than 97% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of September 30, 2016.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of non-agency securities during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from non-agency securities sold	$23,680	$166,502	$571,210	$385,480
Decrease in receivable for non-agency securities sold	—	—	(2,565)	—
Less: non-agency securities sold, at cost	(22,924)	(166,494)	(565,880)	(379,075)
Realized gain on non-agency securities, net	$756	$8	$2,765	$6,405

Gross realized gain on sale of non-agency securities	$756	$1,769	$8,521	$8,662
Gross realized loss on sale of non-agency securities	—	(1,761)	(5,756)	(2,257)
Realized gain on non-agency securities, net	$756	$8	$2,765	$6,405

Pledged Assets
Non-agency securities with a fair value of $1.2 billion and $1.4 billion were pledged as collateral under financing arrangements as of September 30, 2016 and December 31, 2015, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,039,857	$997,859	$1,386	$1,067,283	$1,056,492	$1,669
31 - 59 days	102,839	97,525	70	200,120	196,500	217
60 - 90 days	6,613	6,575	16	168,528	166,695	361
Greater than 90 days	20,729	19,821	34	—	—	—
Total	$1,170,038	$1,121,780	$1,506	$1,435,931	$1,419,687	$2,247

As of September 30, 2016 and December 31, 2015, none of our repurchase agreement borrowings and FHLB advances backed by non-agency securities were due on demand or mature overnight.

Note 6. Investments in Real Property
Investment Activity

During May 2016, our wholly-owned subsidiary, Capital Healthcare Investments, LLC ("CHI"), invested in a portfolio of five skilled nursing facilities with 642 beds located in Texas for total consideration of $48 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions and a lease escalation of 2.25% per annum.

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

Under RIDEA, a REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident-level rents and related operating expenses are subject to federal and state income taxes as the operations of such facilities are included in a TRS.
The total purchase price for all properties acquired has been allocated to tangible and intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. As of September 30, 2016, all purchase price allocations are preliminary and may be subject to change. The following table summarizes our real estate investments net of accumulated depreciation as of September 30, 2016 (dollars in thousands):

September 30, 2016
Buildings and improvements	$55,795
Land	4,383
Furniture, fixtures and equipment	3,697
Goodwill	5,840
Total real estate assets	$69,715
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

The following is a summary of our secured debt principal activity for the nine months ended September 30, 2016 (dollars in thousands):

For the Nine Months Ended September 30, 2016
Beginning balance	$—
Debt issued	50,250
Deferred financing costs, net of amortization	(909)
Principal repayments	(120)
Ending balance	$49,221

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the three and nine months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Lease income	$1,326	$1,992
Rental income	1,098	1,346
Healthcare real estate income	2,424	3,338

Interest expense	708	1,002
Depreciation	493	704
Acquisition costs	223	761
Tenant expenses	650	710
Healthcare real estate expense	2,074	3,177
Net healthcare income	$350	$161

Acquisition costs primarily represent costs incurred with property acquisitions, including due diligence costs and fees for legal and valuation services.

For the year ended December 31, 2015, the pro forma healthcare real estate income and net healthcare income inclusive of real property investments would have been approximately $9 million and $2 million, respectively.

At September 30, 2016, future minimum lease payments receivable are as follows (dollars in thousands):

September 30, 2016
2016	$1,125
2017	4,601
2018	4,705
2019	4,811
2020	4,919
Thereafter	55,705
Total	$75,866
Note 7. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2016 and December 31, 2015, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of September 30, 2016 and December 31, 2015, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,409,536	0.82%	186	$2,728,065	0.60%	243
Non-agency securities	870,430	2.06%	21	936,650	1.86%	27
U.S. Treasury securities	4,976	0.85%	3	—	N/A	N/A
Total repurchase agreements	$3,284,942	1.15%	142	$3,664,715	0.92%	188
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,101,008	1.20%	14	$2,045,776	0.97%	15
> 1 to ≤ 2 months	324,091	1.06%	42	504,348	1.01%	42
> 2 to ≤ 3 months	281,849	0.92%	82	363,365	0.90%	78
> 3 to ≤ 6 months	58,018	1.19%	103	—	N/A	N/A
> 6 to ≤ 9 months	—	N/A	N/A	100,000	0.78%	259
> 9 to ≤ 12 months	—	N/A	N/A	136,226	0.77%	334
> 12 months	515,000	1.12%	766	515,000	0.72%	1040
Total	3,279,966	1.15%	142	3,664,715	0.92%	188
U.S. Treasury	4,976	0.85%	3	—	N/A	N/A
Total repurchase agreements	$3,284,942	1.15%	142	$3,664,715	0.92%	188
We had repurchase agreements with 32 and 31 financial institutions as of September 30, 2016 and December 31, 2015. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 20% of our stockholders' equity at risk as of September 30, 2016.

We had agency RMBS with fair values of $2.5 billion and $2.9 billion pledged as collateral against repurchase agreements as of September 30, 2016 and December 31, 2015, respectively. We had non-agency securities with fair values of $1.2 billion pledged as collateral against repurchase agreements as of both September 30, 2016 and December 31, 2015.

Federal Home Loan Bank Advances

In April 2015, our wholly-owned subsidiary Woodmont Insurance Co. LLC (“Woodmont”) was accepted for membership in the Federal Home Loan Bank (“FHLB”) of Des Moines. In January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership no later than February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

As of September 30, 2016, Woodmont had $273.7 million in outstanding secured advances, with a weighted average borrowing rate of 0.62%, a weighted average term to maturity of 0.3 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $282.1 million in agency securities as of September 30, 2016.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Interest rate swaps	$1,153	$3,152
Interest rate swaptions	509	1,961
TBA securities	4,648	1,958
Interest only swaps	273	—
U.S. Treasury futures	—	1,080
Derivative assets, at fair value	$6,583	$8,151

Interest rate swaps	$19,210	$55,651
TBA securities	192	1,151
Credit default swaps	3,743	1,972
Interest only swaps	—	76
U.S. Treasury futures	269	—
Derivative liabilities, at fair value	$23,414	$58,850

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(2,041)	$(42,346)	$55,127	$(3,793)	$(23,540)	$(20,279)
Interest rate swaptions	—	—	(79)	—	(1,273)	(1,085)
TBA securities	—	8,694	(3,362)	—	(251)	15,242
U.S. Treasury securities	—	149	(424)	—	1,899	72
U.S. Treasury futures	—	(6,058)	8,354	—	(2,156)	(2,519)
Short sales of U.S. Treasuries	—	(811)	(53)	—	(3,389)	(11,729)
Interest only swaps	—	276	(200)	—	513	439
Credit default swaps	—	(484)	(800)	—	459	1,545
Credit default option	—	—	—	—	14	(340)
FHLB stock	—	97	—	—	—	—
Total	$(2,041)	$(40,483)	$58,563	$(3,793)	$(27,724)	$(18,654)

	For the Nine Months Ended September 30,
	2016			2015
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(8,402)	$(80,696)	$34,486	$(12,537)	$(53,114)	$(13,103)
Interest rate swaptions	—	(1,307)	(145)	—	(1,793)	(1,419)
TBA securities	—	16,943	3,649	—	13,249	(1,231)
U.S. Treasury securities	—	4,601	11	—	10,993	(666)
U.S. Treasury futures	—	(15,781)	(1,350)	—	(4,934)	(773)
Short sales of U.S. Treasuries	—	(13,284)	(1,782)	—	(8,473)	(10,795)
Agency mortgage REIT equity investments	—	1,640	—	—	—	—
Mortgage options	—	(10)	—	—	22	—
Interest only swaps	—	1,696	343	—	229	128
Credit default swaps	—	(979)	(2,219)	—	784	1,471
Credit default option	—	—	—	—	14	—
FHLB stock	—	398	—	—	—	—
Total	$(8,402)	$(86,779)	$32,993	$(12,537)	$(43,023)	$(26,388)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the nine months ended September 30, 2016 and 2015 (in thousands):

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2016 Notional Amount
Interest rate swaps	$2,290,000	960,000	(1,150,000)	$2,100,000
Interest rate swaptions	$250,000	—	(100,000)	$150,000
TBA securities	$59,878	13,519,642	(12,416,268)	$1,163,252
U.S. Treasuries	$—	295,000	(290,000)	$5,000
U.S. Treasury futures	$(350,000)	1,000,000	(950,000)	$(300,000)
Short sales of U.S. Treasuries	$(269,000)	929,000	(826,000)	$(166,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$40,128	—	(5,710)	$34,418
Credit default swaps	$49,500	—	(500)	$49,000

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2015 Notional Amount
Interest rate swaps	$4,015,000	275,000	(2,000,000)	$2,290,000
Interest rate swaptions	$550,000	—	(150,000)	$400,000
TBA securities	$296,172	24,366,983	(24,132,682)	$530,473
U.S. Treasuries	$756,500	3,150,750	(3,759,750)	$147,500
U.S. Treasury futures	$(150,000)	450,000	(450,000)	$(150,000)
Short sales of U.S. Treasuries	$(228,500)	1,143,200	(1,514,700)	$(600,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(6,988)	$41,751
Credit default swaps	$—	99,500	(50,000)	$49,500
Credit default options	$—	50,000	(50,000)	$—

Interest Rate Swap Agreements
As of September 30, 2016 and December 31, 2015, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk created by our use of short-term and floating rate financing. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of September 30, 2016 and December 31, 2015, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		September 30, 2016		December 31, 2015
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$300,000	$1,153	$725,000	$3,152
Interest rate swap liabilities	Derivative liabilities, at fair value	1,800,000	(19,210)	1,565,000	(55,651)
		$2,100,000	$(18,057)	$2,290,000	$(52,499)

September 30, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,565,000	$(4,681)	1.07%	0.81%	1.9
> 3 to ≤ 5 years	75,000	(790)	1.31%	0.76%	4.6
> 5 to ≤ 7 years	460,000	(12,586)	1.74%	0.72%	5.9
Total	$2,100,000	$(18,057)	1.22%	0.79%	2.9

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.5 years from September 30, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.15% and 1.36% as of September 30, 2016 and December 31, 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.
Interest rate swaps with an asset fair value of $1.2 million and a notional amount of $300.0 million and a liability fair value of $(10.4) million and notional amount of $0.9 billion were centrally cleared on a registered exchange as of September 30, 2016.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$3,493	$476	0.4	$50,000	3.00%	7.0
>12 to ≤ 24 months	2,735	33	1.1	100,000	3.21%	5.0
Total / weighted average	$6,228	$509	0.9	$150,000	3.14%	5.7

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4
TBA Securities
As of September 30, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	September 30, 2016		December 31, 2015
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities (3)	$845,551	$3,587	$267,300	$1,321
Sale of TBA securities	(57,023)	1,061	(305,586)	637
Total TBA assets	788,528	4,648	(38,286)	1,958

TBA liabilities
Purchase of TBA securities	469,852	(98)	220,157	(581)
Sale of TBA securities	(95,128)	(94)	(121,993)	(570)
Total TBA liabilities	374,724	(192)	98,164	(1,151)
Total net TBA	$1,163,252	$4,456	$59,878	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

(3)	Includes $0.2 billion of forward purchases of agency MBS specified pools as of September 30, 2016

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $5.0 million and a face amount of $5.0 million as of September 30, 2016, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had short positions in U.S. Treasury futures with a notional amount of $(300.0) million and $(350.0) million as of September 30, 2016 and December 31, 2015, respectively. These short U.S. Treasury futures had fair values of $(0.3) million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively, and are presented in derivative assets (liabilities), at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $166.3 million and $266.0 million as of September 30, 2016 and December 31, 2015, respectively. The borrowed securities were collateralized by cash payments of $166.5 million and $281.6 million as of September 30, 2016 and December 31, 2015, respectively, which are presented as receivables under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We hold credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of September 30, 2016, we had credit default swaps with a notional amount of $49.0 million and a liability fair value of $3.7 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of September 30, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of September 30, 2016.

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

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
September 30, 2016
Interest rate swaps and swaptions (2)(3)	$1,662	$—	$1,662	$(1,630)	$(32)	$—
Receivable under reverse repurchase agreements	166,542	—	166,542	(156,465)	(10,077)	—
Total	$168,204	$—	$168,204	$(158,095)	$(10,109)	$—

December 31, 2015
Interest rate swaps and swaptions (2)	$5,113	$—	$5,113	$(2,789)	$(959)	$1,365
Receivable under reverse repurchase agreements	281,618	—	281,618	(258,597)	(23,021)	—
Total	$286,731	$—	$286,731	$(261,386)	$(23,980)	$1,365

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
September 30, 2016
Interest rate swaps (2)(3)	$19,210	$—	$19,210	$(1,630)	$(17,580)	$—
Repurchase agreements	3,284,942	—	3,284,942	(156,465)	(3,128,477)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,577,852	$—	$3,577,852	$(158,095)	$(3,419,757)	$—

December 31, 2015
Interest rate swaps (2)	$55,651	$—	$55,651	$(2,789)	$(52,862)	$—
Repurchase agreements	3,664,715	—	3,664,715	(258,597)	(3,406,118)	—
FHLB advances	442,900	—	442,900	—	(442,900)	—
Total	$4,163,266	$—	$4,163,266	$(261,386)	$(3,901,880)	$—
————————

(1)
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero on a counterparty by counterparty basis, as applicable. Refer to Notes 4 and 5 for additional information regarding assets pledged.

(2)
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 8 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

(3)	Interest rate swaps and swaptions are subject to master netting arrangements which could reduce our maximum amount of loss due to credit risk by $1.6 million as of September 30, 2016.

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

The following tables present our financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,952,851	$—	$2,952,851
Non-agency securities	—	1,285,266	—	1,285,266
U.S. Treasury securities	4,995	—	—	4,995
Derivative assets	—	6,583	—	6,583
MSR assets	—	—	50,535	50,535
Total	$4,995	$4,244,700	$50,535	$4,300,230

Liabilities
Derivative liabilities	$—	$23,414	$—	$23,414
Obligation to return securities borrowed under reverse repurchase agreements	166,327	—	—	166,327
Total	$166,327	$23,414	$—	$189,741

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,217,252	$—	$3,217,252
Non-agency securities	—	1,557,671	—	1,557,671
Derivative assets	—	8,151	—	8,151
MSR assets	—	—	83,647	83,647
Total	$—	$4,783,074	$83,647	$4,866,721

Liabilities
Derivative liabilities	$—	$58,850	$—	$58,850
Obligation to return securities borrowed under reverse repurchase agreements	266,001	—	—	266,001
MSR financing liabilities	—	—	12,790	12,790
Total	$266,001	$58,850	$12,790	$337,641
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of September 30, 2016.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30, 2016
	MSR Under Secured Financing	Purchased MSR (2)	Total MSR
Balance as of December 31, 2015	$12,790	$70,857	$83,647
Losses included in net income:
Realized losses	—	(7,569)	(7,569)
Unrealized losses	—	(12,753)	(12,753)
Total net losses included in net income	—	(20,322)	(20,322)
Dispositions	(12,790)	—	(12,790)
Balance as of September 30, 2016	$—	$50,535	$50,535

	For the Nine Months Ended September 30, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(1,632)	(7,875)	(9,507)
Unrealized gains (losses)	1,285	(3,591)	(2,306)
Total net losses included in net income	(347)	(11,466)	(11,813)
Purchases, net of purchase price adjustments	—	1,668	1,668
Balance as of September 30, 2015	$13,656	$69,839	$83,495
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

(2)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

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

The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of September 30, 2016 (dollars in thousands):

	September 30, 2016
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
Purchased MSR:	$50,535
Constant prepayment rate		11.1%	11.3%	11.5%
Constant default rate		0.2%	0.3%	0.4%
Discount rate		8.3%	8.8%	9.3%
Note 11. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. RCS holds $50.5 million of MSR representing approximately 28 thousand underlying loans, with a combined unpaid principal balance of approximately $5.6 billion, as of September 30, 2016. We have elected to account for MSR at estimated fair value, with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$70,857	$79,637
Additions from purchases of MSR	—	1,668
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(12,753)	(3,591)
Other changes in fair value (1)	(7,569)	(7,875)
Ending balance	$50,535	$69,839
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Servicing fee income	$3,799	$8,312	$14,252	$24,046
Incentive, ancillary and other income	105	3,264	3,467	10,722
Servicing income	3,904	11,576	17,719	34,768

Employee compensation and benefit costs	1,365	7,907	15,532	22,926
Facility costs	348	2,450	2,474	7,870
Realization of cash flows from MSR	2,848	2,642	7,569	7,875
Other servicing costs	1,833	2,581	8,673	8,478
Servicing expense	6,394	15,580	34,248	47,149

Net servicing loss	$(2,490)	$(4,004)	$(16,529)	$(12,381)
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
Note 12. Other Assets
The following table summarizes our other assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Servicing advances	$8,818	$21,619
FHLB membership stock	11,489	17,726
Prepaid expenses	1,272	2,272
Accounts receivable	5,122	4,606
Intangible assets (1)	10,840	5,000
Other	5,115	3,691
Total other assets	$42,656	$54,914
————————

(1)	Includes $5.8 million of goodwill related to healthcare real estate investments as of September 30, 2016.

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
Federal Home Loan Bank Membership Stock

As a condition of our membership in the FHLB of Des Moines, we are obligated to purchase membership stock based on the total assets of our wholly-owned captive insurance subsidiary and activity-based stock in the FHLB based upon the aggregate amount of advances. As of September 30, 2016 and December 31, 2015, we held $11.5 million and $17.7 million of membership and activity-based stock, respectively. FHLB stock is carried at cost, which equals par value, and can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
Note 13. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Cash collateral held	$33	$1,126
Due to manager	1,583	1,674
Accrued interest	4,849	4,523
MSR financing liability, at fair value (1)	—	12,790
Other accounts payable and accrued expenses	12,664	18,544
Total accounts payable and other accrued liabilities	$19,129	$38,657
——————

(1)
MSR financing liability represented obligations associated with MSR accounted for as financing arrangements, with estimated fair value changes reported in net income. RCS had no MSR accounted for as financing arrangements as of September 30, 2016.

Note 14. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of September 30, 2016, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2016, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

As of September 30, 2016, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $55.1 million. In October 2016, our Board of Directors terminated the Company's existing stock repurchase plan that was due to expire December 31, 2016 and replaced it with a new stock repurchase plan. Under the new stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million.

Long-Term Incentive Plan

We sponsor the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan ("Incentive Plan" or "plan"), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units ("RSU") and unrestricted stock to our independent directors and certain members of RCS management. We issued 175,294 shares of common stock related to the vesting of RSU awards during the nine months ended September 30, 2016, with no issuances during the three months ended September 30, 2016.

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

The following summarizes the net income per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares calculation:
Basic weighted average common shares outstanding	45,798	50,815	46,074	51,052
Effect of stock based compensation	3	13	3	12
Diluted weighted average common shares outstanding	45,801	50,828	46,077	51,064
Net income (loss) available to common stockholders	$67,901	$(25,129)	$84,502	$(36,257)
Net income (loss) per common share — basic	$1.48	$(0.49)	$1.83	$(0.71)
Net income (loss) per common share — diluted	$1.48	$(0.49)	$1.83	$(0.71)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2016. Our MD&A is presented in six sections:
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
We are externally managed by MTGE Management, LLC (our “Manager”). The parent company of our Manager was acquired by AGNC Investment Corp. (“AGNC”), effective July 1, 2016, and as a result of that transaction, we and our Manager are no longer affiliated with American Capital, Ltd.
Our Investment Strategy
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term through a combination of dividends and net book value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified real estate-related investment portfolio by identifying investments that, when properly financed and hedged, produce attractive risk-adjusted returns across a variety of market conditions and economic cycles. Specifically, our investment strategy is designed to:

•	manage a leveraged investment portfolio of mortgage-related and other real estate investments with the objective of generating attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations and return potential in the mortgage-related investments market;

•	manage a wide range of risks, including financing, interest rate, prepayment rate and credit risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks (including interest rate, prepayment, extension and credit risks) to the extent that our Manager deems prudent, taking into account our investment strategy, the cost of hedging transactions, and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, extension or credit risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status. We also generally do not hedge the credit exposure embedded in our purchases of credit risk transfer securities ("CRT") or other non-agency securities.
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
Early in the second quarter, as the U.S. economy showed signs of improvement, communication from the Fed became decidedly more "hawkish" with respect to its stance on monetary policy. The Fed’s more upbeat assessment of the U.S. economy led the market to believe there was an increased likelihood of additional Fed rate hikes and interest rates broadly rose to retrace some of the first quarter rate declines. This trend was subsequently reversed later in the second quarter, as the combination of weaker economic data in the U.S. and the surprise vote by the United Kingdom to withdraw from the European Union drove interest rates to historically low levels.
During the third quarter, both long-term and short-term rates moved somewhat higher as the market's expectations regarding the likelihood of a fourth quarter rate hike increased following modest improvements in economic data. In the aggregate, the 10 year U.S. Treasury rate declined 66 bps year to date to 1.61% as of September 30, 2016, while the 10 year U.S. swap rate declined by 73 bps to 1.46% as of September 30, 2016.
While spread movements during the first quarter on both agency and non-agency assets were modest on a quarter over quarter basis, intra-quarter volatility was substantial for all credit-sensitive fixed-income products. Spreads on investment grade and high yield corporate debt, commercial mortgage-backed securities, and CRT widened to multi-year highs midway through the first quarter as liquidity became extremely limited. Although financial markets stabilized late in the quarter and credit spreads subsequently tightened dramatically, spreads on CRT and legacy non-agency RMBS still ended the first quarter modestly wider. Unrealized fair value losses resulting from RMBS spreads widening relative to our hedges, combined with unrealized losses on MSR and net servicing losses, drove a (3.2)% decline in our net book value for the first quarter. Taking into account the decrease in net book value and dividends declared of $0.40 per common share during the first quarter, our economic loss was (1.2)% for the quarter, or (4.7)% on an annualized basis.
During the second quarter, the housing market continued to display strong underlying fundamentals, providing significant support for our credit investments. These fundamentals, coupled with strong demand for yield in the current low rate environment from global investors, drove spread tightening across the credit spectrum in the second quarter. In particular, valuations on our credit risk transfer (CRT) investments improved significantly during the second quarter. Our agency investments also produced attractive economic returns, particularly in light of the significant rally in interest rates. Unrealized fair value gains resulting from spread tightening on both our agency and non-agency securities relative to our hedges drove a 2.3% increase in our net book value for the second quarter. Taking into account the increase in net book value and dividends declared of $0.40 per common share during the second quarter, our economic return was 4.4% for the quarter, or 17.8% on an annualized basis.
During the third quarter, spread tightening across the fixed income spectrum and solid housing fundamentals continued to drive a material improvement in the valuations of our non-agency assets, particularly with respect to our CRT securities. CRT securities tightened approximately 100 basis points, and our legacy non-agencies tightened 50 to 75 basis points during the third quarter. As a result, unrealized gains on non-agency securities and the outperformance of agency MBS relative to interest rate hedges drove a 5.5% increase in our net book value for the third quarter. Taking into account the increase in net book value and dividends declared of $0.40 per common share during the quarter, our economic return was 7.6% for the third quarter, or 30% on an annualized basis.
The average projected CPR on our portfolio increased to 10.1% as of September 30, 2016, from 8.5% as of December 31, 2015, as prepayment expectations increased consistent with the decline in long-term interest rates. Given the environment of elevated prepayment risk during the first three quarters of 2016, asset selection was an important determinant of actual prepayment speeds. As such, during the second and third quarter, we increased our concentration in securities backed by loans with favorable prepayment characteristics and positioned our TBA securities in lower coupon holdings, which provide better protection against prepayments. As of September 30, 2016, 93% of our fixed-rate agency securities, excluding our net TBA position, consisted of securities backed by loans with favorable prepayment characteristics, which we categorize as lower loan balance mortgages with original loan balances of up to $150,000 and loans originated under the U.S. Government sponsored Home Affordable Refinance Program ("HARP") backed by 100% refinance loans with original loan-to-values of ≥ 80%. This compares to 84% of our fixed-rate agency securities, excluding our net TBA position, as of December 31, 2015.
Looking ahead, we continue to believe that interest rates will remain "lower for longer" as a result of the ongoing global economic headwinds. We remain very comfortable with the underlying fundamentals of the U.S. conforming housing market as employment gains, low mortgage rates, increased credit availability, and favorable demographics should allow conforming mortgage credit to outperform other credit-sensitive fixed-income markets such as corporate debt, high yield debt and commercial MBS. In summary, we believe our agency and non-agency investment portfolios are well-positioned for the current environment and will be supportive of attractive economic returns for our shareholders.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since September 30, 2015:

Interest Rate / Security (1)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
LIBOR:
1-Month	0.53%	0.47%	0.44%	0.43%	0.19%
3-Month	0.85%	0.65%	0.63%	0.61%	0.33%
U.S. Treasury Securities:
2-Year U.S. Treasury	0.76%	0.59%	0.73%	1.06%	0.64%
5-Year U.S. Treasury	1.15%	1.01%	1.22%	1.77%	1.37%
10-Year U.S. Treasury	1.61%	1.49%	1.78%	2.27%	2.06%
Interest Rate Swap Rates:
2-Year Swap Rate	1.01%	0.74%	0.85%	1.17%	0.76%
5-Year Swap Rate	1.18%	0.99%	1.18%	1.73%	1.40%
10-Year Swap Rate	1.46%	1.38%	1.64%	2.19%	2.01%
30-Year Fixed Rate Agency Price:
3.5%	$105.53	$105.50	$104.86	$103.18	$104.31
4.0%	$107.41	$107.23	$106.86	$105.83	$106.67
4.5%	$109.52	$109.17	$108.82	$108.00	$108.41
15-Year Fixed Rate Agency Price:
2.5%	$103.56	$103.48	$102.66	$100.80	$101.94
3.0%	$104.99	$104.84	$104.47	$103.02	$104.11
3.5%	$105.41	$105.97	$105.59	$104.72	$105.61
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
30-Year Lower Loan Balance (3):
3.0%	$0.72	$0.84	$0.25	$0.17	$0.23
3.5%	$1.91	$1.72	$1.00	$0.47	$0.75
4.0%	$2.78	$2.63	$1.75	$0.98	$1.52
30-Year HARP (4):
3.5%	$0.56	$0.47	$0.25	$0.04	$0.09
4.0%	$1.19	$1.06	$0.63	$0.42	$0.59
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

During the first quarter of 2016, we sold the majority of our Jumbo AAA RMBS investments in light of the Federal Housing Finance Agency's ("FHFA") January rulemaking that will eliminate our access to the Federal Home Loan Bank ("FHLB") financing in early 2017, causing Jumbo AAA RMBS to be less attractive relative to agencies without advantageous FHLB funding.
While our non-agency portfolio was largely unchanged in size in the second and third quarters, we did replace some of our holdings in investment grade CRT with senior bonds collateralized by non-performing loans. In addition, following the rally in investment grade CRT we made incremental investments in option-ARM securities.
Importantly, we believe that the credit outlook for our portfolio remains very solid as housing formation, low interest rates, and conservative underwriting standards should all continue to provide support to conforming mortgage credit.
The funding landscape for both agency and non-agency RMBS has remained favorable during 2016. The average rate on our agency and non-agency borrowings increased 23 basis points for the year, up to 1.11% as of September 30, 2016, from 0.88% as of December 31, 2015. This increase in funding cost, however, was offset somewhat by improvement in the cost of our swap hedges. Specifically, the spread between our repo funding and the receive-floating rate on our swaps has narrowed, in turn driving a lower all-in cost of funds for the portion of our debt that is hedged with pay fixed swaps. During the first three quarters of 2016, this spread has tightened by approximately 14 basis points.
During 2015, our wholly-owned captive insurance subsidiary, Woodmont, was approved as a member of the FHLB of Des Moines. As noted above, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria in January 2016, requiring the termination of Woodmont's FHLB membership no later than February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not believe that the loss of Woodmont’s FHLB membership will have a material impact on our business.
During the second quarter, our wholly-owned subsidiary, Capital Healthcare Investments, LLC ("CHI") made its first two investments in skilled nursing and senior living facilities for a total of $70 million, representing $22 million in equity. The CHI investment team has significant collective experience in sourcing and evaluating relevant opportunities, negotiating acquisition and sale transactions, and overseeing and managing investments in the skilled nursing and senior living sectors. Prior to joining our Manager, the team led GE Capital’s $2.5 billion healthcare real estate equity investment platform. The skilled nursing and senior living sectors benefit from strong underlying fundamentals, including substantial projected growth in demand as the U.S. population ages and utilization of U.S. healthcare resources correspondingly increases. We anticipate that these fundamentals, coupled with the availability of stable, long-term financing, will create favorable investment opportunities in this sector over the long term.
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
As of September 30, 2016, we held MSR with a fair value of $50.5 million, down from $83.6 million as of December 31, 2015, due primarily to transfers of our MSR treated as financing arrangements, unrealized losses and portfolio runoff. As of September 30, 2016, all MSR are serviced by Ditech pursuant to a subservicing agreement, and RCS operates as a servicing oversight platform with the ability to acquire MSR opportunistically.
Share Repurchases
During the three months ended September 30, 2016, we did not repurchase any shares of our common stock. Our decision to not repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 13.7 million shares of our outstanding common stock for total consideration of approximately $244.9 million, including expenses. In October 2016, our Board of Directors terminated the Company's existing stock repurchase plan that was due to expire December 31, 2016, and replaced it with a new stock repurchase plan. Under the new stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to only repurchase shares under the new stock repurchase plan when the repurchase price is less than its estimate of its then current net book value per common share.
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

FINANCIAL CONDITION
As of September 30, 2016, our investment portfolio with a fair value of $5.6 billion was comprised of $3.0 billion of agency RMBS, $1.2 billion of net long TBA securities, $1.3 billion of non-agency securities, $0.1 billion of MSR and $0.1 billion of healthcare real estate investments.
The table below presents our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands, except per share amounts):

	September 30, 2016	December 31, 2015
Balance Sheet Data:
Total agency and non-agency securities	$4,238,117	$4,774,923
Total assets	$4,908,813	$5,482,402
Total repurchase agreements and Federal Home Loan Bank advances	$3,558,642	$4,107,615
Total liabilities	$3,912,175	$4,491,290
Total stockholders’ equity	$996,316	$991,112
Net book value per common share	$20.55	$19.66
The following tables summarize certain characteristics of our RMBS portfolio by issuer and investment category as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,115,753	$2,077,077	$1,975,625	3.54%	2.61%
Freddie Mac	837,098	824,711	779,290	3.60%	2.62%
Agency RMBS total	2,952,851	2,901,788	2,754,915	3.56%	2.61%
Non-agency securities	1,285,266	1,232,716	1,431,032	2.82%	5.48%
Total	$4,238,117	$4,134,504	$4,185,947	3.31%	3.47%

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,535,998	$2,549,447	$2,421,576	3.58%	2.68%
Freddie Mac	681,254	686,491	651,622	3.58%	2.71%
Agency RMBS total	3,217,252	3,235,938	3,073,198	3.58%	2.68%
Non-agency securities	1,557,671	1,543,113	1,759,482	2.84%	5.51%
Total	$4,774,923	$4,779,051	$4,832,680	3.31%	3.60%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 10.1% and 8.5% as of September 30, 2016 and December 31, 2015, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield decreased slightly from December 31, 2015 to September 30, 2016. The decrease in average agency yield was due primarily to an increase in projected CPR and a rebalancing in favor of lower coupon 30-year securities, partially offset by a decreased allocation to 15-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of September 30, 2016 (dollars in thousands):

	September 30, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$42,173	$40,673	$40,646	2.44%	8.9%
3.0%	184,529	180,407	174,970	2.12%	10.2%
3.5%	155,746	153,105	146,294	2.23%	11.4%
4.0%	131,184	129,675	122,537	2.16%	12.6%
4.5%	11,037	10,891	10,271	2.59%	12.2%
≤ 15-year total	524,669	514,751	494,718	2.20%	11.1%
20-year
3.0%	67,960	66,307	64,419	2.32%	11.4%
3.5%	89,150	85,762	83,349	2.81%	11.6%
5.0%	1,726	1,683	1,553	2.82%	21.5%
20-year total	158,836	153,752	149,321	2.59%	11.6%
30-year
3.5%	1,435,754	1,416,800	1,342,789	2.66%	8.4%
4.0%	659,403	648,728	605,354	2.75%	10.8%
4.5%	57,973	56,480	51,991	3.00%	10.4%
30-year total	2,153,130	2,122,008	2,000,134	2.70%	9.2%
Pass through agency RMBS	2,836,635	2,790,511	2,644,173	2.60%	9.7%
Agency CMO	18,427	17,910	16,190	2.78%	7.8%
Total fixed-rate agency RMBS	2,855,062	2,808,421	2,660,363	2.60%	9.7%
Adjustable rate agency RMBS	97,789	93,367	94,552	2.88%	21.1%
Total agency RMBS	$2,952,851	$2,901,788	$2,754,915	2.61%	10.1%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$94,970	$94,829	$93,817	2.20%	8.4%
3.0%	272,738	272,178	263,894	2.20%	8.7%
3.5%	254,204	254,246	241,720	2.28%	9.3%
4.0%	156,392	155,880	146,564	2.20%	10.7%
4.5%	12,933	13,107	12,303	2.63%	10.6%
≤ 15-year total	791,237	790,240	758,298	2.23%	9.3%
20-year
3.0%	72,322	72,931	70,663	2.34%	9.5%
3.5%	98,186	96,997	94,053	2.88%	8.4%
4.0%	4,187	4,131	3,918	2.72%	11.1%
5.0%	2,174	2,168	1,981	2.28%	17.4%
20-year total	176,869	176,227	170,615	2.64%	9.0%
30-year
3.5%	1,055,931	1,073,504	1,019,232	2.74%	7.2%
4.0%	998,053	1,004,945	939,460	2.93%	8.7%
4.5%	66,761	66,009	61,066	3.25%	8.0%
30-year total	2,120,745	2,144,458	2,019,758	2.85%	7.9%
Pass through agency RMBS	3,088,851	3,110,925	2,948,671	2.68%	8.3%
Agency CMO	20,562	20,211	18,143	2.90%	6.9%
Total fixed-rate agency RMBS	3,109,413	3,131,136	2,966,814	2.68%	8.3%
Adjustable rate agency RMBS	107,839	104,802	106,384	2.82%	14.2%
Total agency RMBS	$3,217,252	$3,235,938	$3,073,198	2.68%	8.5%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 93% (not including our net long TBA position) as of September 30, 2016 as detailed in the following table (dollars in thousands):

	September 30, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$738,766	$723,098	$692,707	3.56%	2.79%	9.7%
Lower loan balance (2)	1,902,885	1,874,914	1,767,935	3.61%	2.53%	9.3%
Other	194,984	192,499	183,531	3.64%	2.55%	13.5%
Pass through agency RMBS	2,836,635	2,790,511	2,644,173	3.60%	2.60%	9.7%
Agency CMO	18,427	17,910	16,190	3.05%	2.78%	7.8%
Total fixed-rate agency RMBS	2,855,062	2,808,421	2,660,363	3.60%	2.60%	9.7%
Adjustable rate agency RMBS	97,789	93,367	94,552	2.57%	2.88%	21.1%
Total agency RMBS	$2,952,851	$2,901,788	$2,754,915	3.56%	2.61%	10.1%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 127% for 15-year and 30-year securities, respectively, as of September 30, 2016. Includes $441.7 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $99,064 and $97,411 for 15-year and 30-year securities, respectively, as of September 30, 2016.

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

(2)	Our lower loan balance securities had a weighted average original loan balance of $104,823 and $87,210 for 15-year and 30-year securities, respectively, as of December 31, 2015.

TBA Investments

As of September 30, 2016 and December 31, 2015, we had contracts to purchase (“long position”) and sell (“short position”) agency securities on a forward basis (“TBA positions”). The following tables summarize our net long and (short) TBA positions as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$254,945	$256,163	$1,218
3.0%	31,952	33,480	33,503	23
Subtotal	279,929	288,425	289,666	1,241
30-Year
3.0% (5)	848,200	876,774	879,906	3,132
3.5%	(95,128)	(100,289)	(100,383)	(94)
4.0%	109,134	117,056	117,144	88
4.5%	21,117	23,037	23,126	89
Subtotal	883,323	916,578	919,793	3,215
Portfolio total	$1,163,252	$1,205,003	$1,209,459	$4,456

	December 31, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$9,827	$9,926	$9,905	$(21)
3.0%	(98,270)	(101,438)	(101,233)	205
3.5%	7,422	7,792	7,772	(20)
Subtotal	(81,021)	(83,720)	(83,556)	164
30-Year
3.0%	417,300	416,438	416,934	496
3.5%	(157,316)	(163,145)	(162,428)	717
4.0%	(121,993)	(128,534)	(129,103)	(569)
4.5%	2,908	3,142	3,141	(1)
Subtotal	140,899	127,901	128,544	643
Portfolio total	$59,878	$44,181	$44,988	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

(5)	Includes $0.2 billion of forward purchases of agency MBS specified pools as of September 30, 2016

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2016, our TBA position with a net long notional of $1.2 billion had a net carrying value of $4.5 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

Non-Agency Investments
Non-agency security yields are based on our estimate of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$206,263	$7,592	$(3,316)	$201,987	$(19,794)	$221,781	3.08%	5.13%
CRT	328,072	16,102	(934)	312,904	1,819	311,085	4.92%	5.35%
Alt-A	379,524	32,828	(4,635)	351,331	(136,550)	487,881	1.93%	6.82%
Option-ARM	194,897	8,252	(4,451)	191,096	(43,044)	234,140	0.78%	4.82%
Subprime	176,510	1,522	(410)	175,398	(747)	176,145	3.95%	4.13%
Total	$1,285,266	$66,296	$(13,746)	$1,232,716	$(198,316)	$1,431,032	2.82%	5.48%
————————

(1)	Coupon rates are floating, except for $28.8 million, $17.5 million and $115.8 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of September 30, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$537,531	$520,994	3.44%	5.19%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	592,341	558,607	2.41%	5.98%	635,840	620,734	2.12%	5.68%
> 7 years	155,394	153,115	2.41%	4.66%	551,924	559,292	3.53%	5.51%
Total	$1,285,266	$1,232,716	2.82%	5.48%	$1,557,671	$1,543,113	2.84%	5.51%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of September 30, 2016, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of September 30, 2016 and December 31, 2015:

Credit Rating (1)	September 30, 2016	December 31, 2015
AAA	—%	13%
AA	1%	—%
BBB	2%	4%
BB	5%	4%
B	21%	8%
Below B	35%	33%
Not Rated	36%	38%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 78% as of both September 30, 2016 and December 31, 2015, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of September 30, 2016 and December 31, 2015, 22% and 18%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 11% and 12% as of September 30, 2016 and December 31, 2015, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2016 and December 31, 2015 (fair value dollars in thousands):

September 30, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$206,263	$86.36	116	71%	741	7%	18%
CRT	328,072	100.06	26	75%	756	—%	18%
Alt-A	379,524	66.87	132	76%	711	14%	15%
Option-ARM	194,897	76.83	125	75%	705	19%	11%
Subprime	176,510	99.49	122	97%	588	61%	29%
Total	$1,285,266	$82.83	100	78%	709	16%	18%

December 31, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$411,780	$93.35	65	71%	750	4%	17%
CRT	361,028	100.69	19	76%	754	—%	11%
Alt-A	430,679	68.09	123	76%	712	15%	13%
Option-ARM	150,014	75.69	118	75%	707	20%	11%
Subprime	204,170	94.56	112	104%	582	58%	19%
Total	$1,557,671	$84.96	82	78%	714	18%	14%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
California	35%	35%
Florida	8%	8%
New York	6%	5%
Virginia	4%	4%
Maryland	4%	3%
New Jersey	4%	4%
Total	61%	59%

Mortgage Servicing Rights
Our wholly-owned subsidiary RCS has approvals from Fannie Mae and Freddie Mac to hold and manage MSR, which represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of September 30, 2016, our MSR had a fair market value of $50.5 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Unpaid principal balance (in thousands)	$5,551,435	$6,380,498
Number of loans	28,167	31,336
Average Loan Size (in thousands)	$197	$204
Average Loan Age (months)	43	34
Average Coupon	3.78%	3.79%
Average Original Loan-to-Value	75%	75%
Average Original FICO	768	760
60+ delinquencies	0.41%	0.26%

Investments in Real Property

During May 2016, our wholly-owned subsidiary, Capital Healthcare Investments, LLC ("CHI"), invested in a portfolio of five skilled nursing facilities with 642 beds located in Texas for total consideration of $48 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions and a lease escalation of 2.25% per annum.

During June 2016, CHI and Discovery Senior Living entered into a joint venture to acquire an assisted living community comprised of 94 units in Louisiana for total consideration of $22 million. The joint venture was structured in a manner intended to comply with the REIT Investment Diversification and Empowerment Act (“RIDEA”), with Discovery Senior Living owning a 5% noncontrolling interest. Discovery Senior Living, which has operated similar communities, manages the community under a long-term management agreement, which is cancellable under certain conditions.

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

Financing and Hedging
As of September 30, 2016 and December 31, 2015, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,409,536	0.82%	186	$2,728,065	0.60%	243
Non-agency securities	870,430	2.06%	21	936,650	1.86%	27
U.S. Treasury securities	4,976	0.85%	3	—	N/A	N/A
Total repurchase agreements	$3,284,942	1.15%	142	$3,664,715	0.92%	188

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,101,008	1.20%	14	$2,045,776	0.97%	15
> 1 to ≤ 2 months	324,091	1.06%	42	504,348	1.01%	42
> 2 to ≤ 3 months	281,849	0.92%	82	363,365	0.90%	78
> 3 to ≤ 6 months	58,018	1.19%	103	—	N/A	N/A
> 6 to ≤ 9 months	—	N/A	N/A	100,000	0.78%	259
> 9 to ≤ 12 months	—	N/A	N/A	136,226	0.77%	334
> 12 months	515,000	1.12%	766	515,000	0.72%	1040
Total	3,279,966	1.15%	142	3,664,715	0.92%	188
U.S. Treasury	4,976	0.85%	3	—	N/A	N/A
Total repurchase agreements	$3,284,942	1.15%	142	$3,664,715	0.92%	188

Our subsidiary Woodmont is a member of the FHLB of Des Moines. As of September 30, 2016, Woodmont had $273.7 million in outstanding secured advances with the FHLB of Des Moines, with a weighted average borrowing rate of 0.62%, a weighted average term to maturity of 0.3 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $282.1 million in agency securities as of September 30, 2016.
During January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership no later than February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

As of September 30, 2016 and December 31, 2015, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

September 30, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,565,000	$(4,681)	1.07%	0.81%	1.9
> 3 to ≤ 5 years	75,000	(790)	1.31%	0.76%	4.6
> 5 to ≤ 7 years	460,000	(12,586)	1.74%	0.72%	5.9
Total	$2,100,000	$(18,057)	1.22%	0.79%	2.9

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.5 years from September 30, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.15% and 1.36% as of September 30, 2016 and December 31, 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.

The following tables present certain information about our interest rate swaption agreements as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$3,493	$476	0.4	$50,000	3.00%	7.0
>12 to ≤ 24 months	2,735	33	1.1	100,000	3.21%	5.0
Total / weighted average	$6,228	$509	0.9	$150,000	3.14%	5.7

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

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

The table below presents our consolidated statements of operations during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Agency securities	$19,028	$19,988	$54,704	$75,455
Non-agency securities	16,410	19,760	53,130	54,414
Other	153	67	483	197
Interest expense	(10,082)	(7,586)	(29,438)	(22,601)
Net interest income	25,509	32,229	78,879	107,465

Servicing:
Servicing income	3,904	11,576	17,719	34,768
Servicing expense	(6,394)	(15,580)	(34,248)	(47,149)
Net servicing loss	(2,490)	(4,004)	(16,529)	(12,381)

Healthcare:
Healthcare real estate income	2,424	—	3,338	—
Healthcare real estate expense	(2,074)	—	(3,177)	—
Net healthcare income	350	—	161	—

Other gains (losses):
Realized gain (loss) on agency securities, net	5,913	175	9,001	(5,552)
Realized gain on non-agency securities, net	756	8	2,765	6,405
Realized loss on periodic settlements of interest rate swaps, net	(2,041)	(3,793)	(8,402)	(12,537)
Realized loss on other derivatives and securities, net	(40,483)	(27,724)	(86,779)	(43,023)
Unrealized gain (loss) on agency securities, net	(5,228)	32,583	69,750	12,877
Unrealized gain (loss) on non-agency securities, net	33,462	(13,104)	37,992	(27,033)
Unrealized gain (loss) on other derivatives and securities, net	58,563	(18,654)	32,993	(26,388)
Unrealized gain (loss) on mortgage servicing rights	62	(5,260)	(12,753)	(3,591)
Impairment of intangible asset	—	(10,000)	—	(10,000)
Total other gains (losses), net	51,004	(45,769)	44,567	(108,842)
Expenses:
Management fees	3,525	4,250	10,999	13,183
General and administrative expenses	1,794	1,845	7,607	5,923
Total expenses	5,319	6,095	18,606	19,106
Income (loss) before provision for income tax	69,054	(23,639)	88,472	(32,864)
Provision for excise and income tax	(31)	(373)	(620)	(42)
Net income (loss)	69,023	(24,012)	87,852	(32,906)
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Noncontrolling interest in net (income) loss	(5)	—	1	—
Net income (loss) available to common stockholders	$67,901	$(25,129)	$84,502	$(36,257)

Net income (loss) per common share — basic	$1.48	$(0.49)	$1.83	$(0.71)
Net income (loss) per common share — diluted	$1.48	$(0.49)	$1.83	$(0.71)

Weighted average number of common shares outstanding — basic	45,798	50,815	46,074	51,052
Weighted average number of common shares outstanding — diluted	45,801	50,828	46,077	51,064

Dividend declared per common share	$0.40	$0.40	$1.20	$1.40

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,043,411	2.50%	$19,028	$3,370,767	2.37%	$19,988
Non-agency securities	1,249,631	5.25%	16,410	1,429,926	5.53%	19,760
Total	$4,293,042	3.30%	$35,438	$4,800,693	3.31%	$39,748

	For the Nine Months Ended September 30,
	2016			2015
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,085,284	2.36%	$54,704	$3,965,416	2.54%	$75,455
Non-agency securities	1,298,446	5.46%	53,130	1,308,900	5.54%	54,414
Total	$4,383,730	3.28%	$107,834	$5,274,316	3.28%	$129,869
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016 vs 2015			For the Nine Months Ended September 30, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$(960)	$(2,162)	$1,202	$(20,751)	$(15,873)	$(4,878)
Non-agency securities	(3,350)	(2,396)	(954)	(1,284)	(432)	(852)
Total	$(4,310)	$(4,558)	$248	$(22,035)	$(16,305)	$(5,730)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS decreased by $(1.0) million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to a 10 percent reduction in average balances, partially offset by a 13 basis point increase in average yields. Interest income on agency RMBS decreased by $(20.8) million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to reduced average balances and lower average yields. Interest income on non-agency securities decreased by $(3.4) million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $(1.3) million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to reduced average balances and lower average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 10.1% and 8.5% as of September 30, 2016 and December 31, 2015, respectively. This increase in CPR was the primary driver of our lower agency asset yields. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 13.0% and 11.0% for the three months ended September 30, 2016 and 2015, respectively, and 10.9% and 9.5% for the nine months ended September 30, 2016 and 2015, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $(6.9) million and $(8.2) million for the three months ended September 30, 2016 and 2015, respectively, and $(24.3) million and $(22.7) million for the nine months ended September 30, 2016 and 2015, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $(0.7) million and $(1.6) million for the three months ended September 30, 2016 and 2015, respectively, and $(6.3) million and $(0.1) million for the nine months ended September 30, 2016 and 2015, respectively. The amortized cost basis of our agency RMBS portfolio was 105.3% of par value as of both September 30, 2016 and December 31, 2015, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $146.9 million and $162.7 million as of September 30, 2016 and December 31, 2015, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $6.1 million and $9.4 million for the three months ended September 30, 2016 and 2015, respectively, and $21.3 million and $27.1 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted average cost basis of the non-agency portfolio was 86.1% and 87.7% of par as of September 30, 2016 and December 31, 2015, respectively. The total net discount remaining was $198.3 million and $216.4 million, with $93.1 million and $113.8 million designated as credit reserves as of September 30, 2016 and December 31, 2015, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.0x and 4.5x our stockholders' equity, less investments in RCS and real property as of September 30, 2016 and December 31, 2015, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods since September 30, 2015 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
December 31, 2015	$4,239,674	$4,509,693	$4,107,615	0.88%	4.4x	4.4x	4.5x
September 30, 2015	$4,118,008	$4,921,925	$4,067,133	0.74%	4.1x	4.2x	4.7x
————————

(1)
Excludes repurchase agreements collateralized by U.S. Treasury securities and borrowings related to our healthcare investments, but includes advances from the Federal Home Loan Bank collateralized by agency and non-agency securities.

(2)
Average leverage during the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investment in RCS, agency mortgage REIT equity securities and healthcare real estate investments.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders' equity at period end, less our investment in RCS, agency mortgage REIT equity securities and healthcare real estate investments.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position, and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS, agency mortgage REIT equity securities and healthcare real estate investments.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2016, we had a net long TBA position with a notional value of $1,163.3 million and an underlying cost basis of $1,205.0 million.
Interest Expense and Cost of Funds
Interest expense of $10.1 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively, and $29.4 million and $22.6 million for the nine months ended September 30, 2016 and 2015, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of 2.0 million and $3.8 million for the three months ended September 30, 2016 and 2015, respectively, and $8.4 million and $12.5 million for the nine months ended September 30, 2016 and 2015, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,682,233	1.09%	$10,082	$4,118,008	0.73%	$7,586
Interest rate swaps	1,825,000	0.44%	2,041	1,521,250	0.99%	3,793
Total adjusted cost of funds		1.30%	$12,123		1.09%	$11,379

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,769,942	1.04%	$29,438	$4,589,036	0.66%	$22,601
Interest rate swaps	1,678,500	0.67%	8,402	1,622,500	1.03%	12,537
Total adjusted cost of funds		1.34%	$37,840		1.02%	$35,138
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016 vs 2015			For the Nine Months Ended September 30, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements and FHLB advances	$2,496	$(694)	$3,190	$6,837	$(2,998)	$9,835
Interest rate swaps	(1,752)	994	(2,746)	(4,135)	449	(4,584)
Total adjusted cost of funds	$744	$300	$444	$2,702	$(2,549)	$5,251
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds of $0.7 million and $2.7 million for the three and nine months ended September 30, 2016 compared to the three and nine months September 30, 2015 was attributable to higher funding rates on our repurchase agreements and FHLB advances and higher interest rate swap average notional balances, offset, in part by, lower average financing balances and lower pay-fixed swap net interest rates.

Servicing Income and Expense
The following table presents the components of servicing income and expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Servicing fee income	$3,799	$8,312	$14,252	$24,046
Incentive, ancillary and other income	105	3,264	3,467	10,722
Servicing income	3,904	11,576	17,719	34,768

Employee compensation and benefit costs	1,365	7,907	15,532	22,926
Facility costs	348	2,450	2,474	7,870
Realization of cash flows from MSR	2,848	2,642	7,569	7,875
Other servicing costs	1,833	2,581	8,673	8,478
Servicing expense	6,394	15,580	34,248	47,149

Net servicing loss	$(2,490)	$(4,004)	$(16,529)	$(12,381)

As of September 30, 2016, RCS owned a portfolio of MSR with a fair market value of $50.5 million, representing approximately 28 thousand residential mortgage loans and $5.6 billion in unpaid principal balances. We have elected to treat RCS as a TRS, which is subject to corporate income tax on its earnings.

Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three and nine months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Lease income	$1,326	$1,992
Rental income	1,098	1,346
Healthcare real estate income	2,424	3,338

Interest expense	708	1,002
Depreciation	493	704
Acquisition costs	223	761
Tenant expenses	650	710
Healthcare real estate expense	2,074	3,177
Net healthcare income	$350	$161

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and nine months ended September 30, 2016 and 2015 were largely driven by reductions in and rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from agency RMBS sold	$418,485	$536,661	$1,003,698	$1,772,536
Increase (decrease) in receivable for agency RMBS sold	158,024	(141,887)	158,024	67,055
Less agency RMBS sold, at cost	(570,596)	(394,599)	(1,152,721)	(1,845,143)
Realized gain (loss) on agency securities, net	$5,913	$175	$9,001	$(5,552)

Gross realized gains on sale of agency RMBS	$5,919	$2,226	$9,291	$6,190
Gross realized losses on sale of agency RMBS	(6)	(2,051)	(290)	(11,742)
Realized gain (loss) on agency securities, net	$5,913	$175	$9,001	$(5,552)

The following table is a summary of our net realized gains and losses on non-agency securities during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from non-agency securities sold	$23,680	$166,502	$571,210	$385,480
Decrease in receivable for non-agency securities sold	—	—	(2,565)	—
Less: non-agency securities sold, at cost	(22,924)	(166,494)	(565,880)	(379,075)
Realized gain on non-agency securities, net	$756	$8	$2,765	$6,405

Gross realized gain on sale of non-agency securities	$756	$1,769	$8,521	$8,662
Gross realized loss on sale of non-agency securities	—	(1,761)	(5,756)	(2,257)
Realized gain on non-agency securities, net	$756	$8	$2,765	$6,405

Unrealized net losses of $(5.2) million and gains of $69.8 million on agency RMBS for the three and nine months ended September 30, 2016, respectively, and unrealized net gains of $33.5 million and $38.0 million on non-agency securities for the three and nine months ended September 30, 2016, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Realized loss on periodic settlements of interest rate swaps, net	$(2,041)	$(3,793)	$(8,402)	$(12,537)
Realized loss on other derivatives and securities:
Interest rate swaps	$(42,346)	$(23,540)	$(80,696)	$(53,114)
Interest rate swaptions	—	(1,273)	(1,307)	(1,793)
TBA securities	8,694	(251)	16,943	13,249
U.S. Treasury securities	149	1,899	4,601	10,993
U.S. Treasury futures	(6,058)	(2,156)	(15,781)	(4,934)
Short sales of U.S. Treasury securities	(811)	(3,389)	(13,284)	(8,473)
Agency mortgage REIT equity investments	—	—	1,640	—
Interest only swaps	276	513	1,696	229
Credit default swaps	(484)	459	(979)	784
Other, net	97	14	388	36
Total realized loss on other derivatives and securities, net	$(40,483)	$(27,724)	$(86,779)	$(43,023)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$55,127	$(20,279)	$34,486	$(13,103)
Interest rate swaptions	(79)	(1,085)	(145)	(1,419)
TBA securities	(3,362)	15,242	3,649	(1,231)
U.S. Treasury securities	(424)	72	11	(666)
U.S. Treasury futures	8,354	(2,519)	(1,350)	(773)
Short sales of U.S. Treasury securities	(53)	(11,729)	(1,782)	(10,795)
Interest only swaps	(200)	439	343	128
Credit default swaps	(800)	1,545	(2,219)	1,471
Credit default option	—	(340)	—	—
Total unrealized gain (loss) on other derivatives and securities, net	$58,563	$(18,654)	$32,993	$(26,388)

Net gains on pay-fixed interest rate swaps and short positions in U.S. Treasury securities during the three months ended September 30, 2016 were due primarily to an increase in interest rates during the period. Net gains on TBA securities during the three months ended September 30, 2016 were driven primarily by dollar roll income on our net long position during the period, partially offset by fair value losses due to the increase in interest rates.
Net losses on pay-fixed interest rate swaps, swaptions and short positions in U.S. Treasury securities and futures during the nine months ended September 30, 2016 were due primarily to a decrease in interest rates during the first half of 2016. Net gains on TBA securities during the nine months ended September 30, 2016 were due primarily to the decrease in interest rates and dollar roll income on our net long position during the period.
For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.5 million and $4.3 million during the three months ended September 30, 2016 and 2015, respectively, and $11.0 million and $13.2 million during the nine months ended September 30, 2016 and 2015, respectively. The period-over-period decrease for the three and nine months ended September 30, 2016 and 2015 was a function of lower average equity, primarily as a result of realized losses and share repurchases.
General and administrative expenses were $1.8 million during both the three months ended September 30, 2016 and 2015 and $7.6 million and $5.9 million during the nine months ended September 30, 2016 and 2015, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses. General and administrative expenses during the nine months ended September 30, 2016 include $1.7 million of non-recurring costs associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC Investment Corp.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% for both the three months ended September 30, 2016 and 2015 and 2.6% and 2.2% for the nine months ended September 30, 2016 and 2015, respectively. The increase for the nine months ended September 30, 2016 was driven by the $1.7 million of non-recurring costs incurred during the three months ended June 30, 2016, and reductions in equity.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $12.1 million and $19.2 million (or $0.26 and $0.38 per common share) for the three months ended September 30, 2016 and 2015, respectively $40.3 million and $67.7 million (or $0.87 and $1.33 per common share) for the nine months ended September 30, 2016 and 2015, respectively.

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

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$69,023	$(24,012)	$87,852	$(32,906)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	5,228	(32,583)	(69,750)	(12,877)
Non-agency securities	(33,462)	13,104	(37,992)	27,033
Derivatives, MSR and other securities	(58,625)	23,914	(20,240)	29,979
Amortization / accretion	(173)	(1,053)	1,138	(10,100)
Capital losses (gains) in excess of capital gains (losses) (1)	(8,415)	1,888	(8,562)	(12,478)
Other realized losses, net (1)	37,097	24,694	74,020	59,991
Taxable REIT subsidiary loss and other	2,516	14,377	17,151	22,424
Total book to tax difference	(55,834)	44,341	(44,235)	103,972
Estimated taxable income	13,189	20,329	43,617	71,066
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Estimated taxable income available to common stockholders	$12,072	$19,212	$40,266	$67,715

Weighted average number of common shares outstanding — basic	45,798	50,815	46,074	51,052
Weighted average number of common shares outstanding — diluted	45,801	50,828	46,077	51,064

Estimated taxable income per common share - basic and diluted	$0.26	$0.38	$0.87	$1.33
Estimated cumulative undistributed REIT taxable income per common share	$(0.29)	$0.05	$(0.29)	$0.05

Beginning cumulative non-deductible capital losses	$126,808	$130,531	$126,955	$144,897
Current period net capital loss (gain)	(8,415)	1,888	(8,562)	(12,478)
Ending cumulative non-deductible capital losses	$118,393	$132,419	$118,393	$132,419
Ending cumulative non-deductible capital losses per common share	$2.59	$2.65	$2.59	$2.65
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.18 and $0.19 per common share for the three and nine months ended September 30, 2016, respectively, which will reduce our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(0.92) and $(1.75) per common share, for the three and nine months ended September 30, 2016, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net interest income.

The following table summarizes dividends declared on our Series A Preferred Stock and common stock for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Series A Preferred Stock	0.5078125	0.5078125	$1.5234375	$1.5234375
Common stock	$0.40	$0.40	$1.20	$1.40

The final tax characterization of our fiscal year 2016 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

As of September 30, 2016, we had an estimated $(13.5) million, or $(0.29) per common share of distributions in excess of taxable income, including the common stock dividend payable of $18.3 million. We have distributed all of our 2015 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. We do not currently expect to incur any excise tax liability for the year ended December 31, 2016.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of September 30, 2016, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $107.0 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of September 30, 2016 were approximately $49.3 million, with respect to which RCS has provided a full valuation allowance.
Key Statistics
The table below presents key statistics for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Ending agency securities, at fair value	$2,952,851	$3,356,523	$2,952,851	$3,356,523
Ending agency securities, at cost	$2,901,788	$3,334,238	$2,901,788	$3,334,238
Ending agency securities, at par	$2,754,915	$3,178,229	$2,754,915	$3,178,229
Average agency securities, at cost	$3,043,411	$3,370,767	$3,085,284	$3,965,416
Average agency securities, at par	$2,891,174	$3,213,650	$2,935,428	$3,784,513

Ending non-agency securities, at fair value	$1,285,266	$1,479,586	$1,285,266	$1,479,586
Ending non-agency securities, at cost	$1,232,716	$1,448,908	$1,232,716	$1,448,908
Ending non-agency securities, at par	$1,431,032	$1,676,165	$1,431,032	$1,676,165
Average non-agency securities, at cost	$1,249,631	$1,429,926	$1,298,446	$1,308,900
Average non-agency securities, at par	$1,448,546	$1,663,642	$1,501,980	$1,558,331

Net TBA portfolio - as of period end, at fair value (1)	$1,209,459	$543,897	$1,209,459	$543,897
Net TBA portfolio - as of period end, at cost (1)	$1,205,003	$533,496	$1,205,003	$533,496
Average net TBA portfolio, at cost (1)	$704,098	$305,462	$381,020	$85,166

Average total assets, at fair value	$4,924,603	$6,224,595	$4,990,515	$6,632,130
Average agency and non-agency repurchase agreements and advances	$3,682,233	$4,118,008	$3,769,942	$4,589,036
Average stockholders' equity (2)	$980,655	$1,099,139	$964,448	$1,149,321

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Average coupon	3.34%	3.15%	3.33%	3.12%
Average asset yield	3.30%	3.31%	3.28%	3.28%
Average cost of funds (3)	1.30%	1.09%	1.34%	1.02%
Average net interest rate spread	2.00%	2.22%	1.94%	2.26%
Average net interest rate spread and TBA dollar roll income (loss) (1)(4)	2.06%	2.27%	1.98%	2.41%
Average net interest rate spread and TBA dollar roll income (loss), excluding estimated “catch-up” premium amortization income (expense) (1)	2.12%	2.40%	2.16%	2.41%
Average coupon as of period end	3.31%	3.17%	3.31%	3.17%
Average asset yield as of period end	3.47%	3.45%	3.47%	3.45%
Average cost of funds as of period end	1.30%	1.16%	1.30%	1.16%
Average net interest rate spread as of period end	2.17%	2.29%	2.17%	2.29%
Average actual CPR for agency securities held during the period	13.0%	11.0%	10.9%	9.5%
Average projected life CPR for agency securities as of period end	10.1%	8.6%	10.1%	8.6%

Leverage - average during the period (5)	4.0x	4.1x	4.2x	4.4x
Leverage - average during the period, including net TBA position (1)	4.8x	4.4x	4.6x	4.4x
Leverage - as of period end (6)	3.7x	4.2x	3.7x	4.2x
Leverage - as of period end, including net TBA position (1)	5.0x	4.7x	5.0x	4.7x

Expenses % of average total assets - annualized	0.4%	0.4%	0.5%	0.4%
Expenses % of average stockholders' equity - annualized	2.2%	2.2%	2.6%	2.2%
Net book value per common share as of period end	$20.55	$19.93	$20.55	$19.93
Dividends declared per common share	$0.40	$0.40	$1.20	$1.40
Economic return on common equity - annualized	30.4%	(7.1)%	14.2%	(3.6)%
————————

(1)	Includes the impact of $200.0 million notional amount of forward settling specified pools as of September 30, 2016.

(2)	Excluding the Company's investments in RCS and healthcare real estate investments, the average stockholder's equity for the third quarter was $916.2 million.

(3)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements.

(4)	Estimated dollar roll income excludes the impact of other supplemental hedges and is recognized in gain (loss) on other derivatives and securities, net.

(5)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS, agency mortgage REIT equity securities and healthcare real estate investments. Leverage excludes U.S. Treasury repurchase agreements.

(6)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements, and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS, agency mortgage REIT equity securities and healthcare real estate investments. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Agency securities	$19,028	$19,988	$54,704	$75,455
Non-agency securities and other	16,563	19,827	53,613	54,611
Interest expense	(10,082)	(7,586)	(29,438)	(22,601)
Net interest income	25,509	32,229	78,879	107,465
Dividend income from investments in agency mortgage REIT equity securities (1)	—	—	244	—
Realized loss on periodic settlements of interest rate swaps, net	(2,041)	(3,793)	(8,402)	(12,537)
Dollar roll income	4,231	3,201	6,927	5,252
Adjusted net interest and dollar roll income	27,699	31,637	77,648	100,180
Operating expenses	(5,319)	(6,095)	(18,606)	(19,106)
Less: strategic review costs	—	—	1,745	—
Net spread and dollar roll income	22,380	25,542	60,787	81,074
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Net spread and dollar roll income available to common stockholders	21,263	24,425	57,436	77,723
Estimated “catch-up” premium amortization cost due to change in CPR forecast	674	1,610	6,273	126
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$21,937	$26,035	$63,709	$77,849

Weighted average number of common shares outstanding - basic	45,798	50,815	46,074	51,052
Weighted average number of common shares outstanding - diluted	45,801	50,828	46,077	51,064

Net spread and dollar roll income per common share- basic and diluted	$0.46	$0.48	$1.25	$1.52
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.48	$0.51	$1.38	$1.52
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income excluding catch up amortization decreased $(0.03) per common share for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and $(0.14) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to higher funding costs.

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

Common Stock Repurchase Program

As of September 30, 2016, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $55.1 million. In October 2016, our Board of Directors terminated the Company's existing stock repurchase plan that was due to expire December 31, 2016, and replaced it with a new stock repurchase plan. Under the new stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2016. During the nine months ended September 30, 2016 we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 3.7x and 4.4x the amount of our stockholders’ equity less our investments in RCS, agency mortgage REIT equity securities and real property as of September 30, 2016 and December 31, 2015, respectively, excluding amounts borrowed under U.S. Treasury repurchase agreements. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of September 30, 2016, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 20% of our equity at risk as of September 30, 2016.

As of September 30, 2016, borrowings under repurchase agreements of $2.4 billion and $0.9 billion, with weighted average remaining days to maturity of 186 days and 21 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2016. Please refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2016.

	September 30, 2016
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	67%
Asia	5	15%
Europe	10	18%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended September 30, 2016, haircuts on our pledged collateral remained stable and, as of September 30, 2016, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 26%, respectively.
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
As of September 30, 2016, we had met all margin requirements and had unrestricted cash and cash equivalents of $122.9 million and unpledged securities of approximately $231.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2016.
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

Please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2016 and the related activity for the three months ended September 30, 2016.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both September 30, 2016 and December 31, 2015.

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
As of September 30, 2016, Woodmont had $273.7 million in outstanding secured advances, with a weighted average borrowing rate of 0.62%, a weighted average term to maturity of 0.3 years, floating interest rate resets and a one month cancellation feature. These advances were collateralized by $282.1 million in agency securities as of September 30, 2016.

During January, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria, requiring the termination of Woodmont's FHLB membership no later than February 2017 and repayment of all FHLB advances at the earlier of their contractual maturity dates or February 2017. We do not expect this development to have a material impact on our ability to finance our investment activities.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of September 30, 2016, our total “at risk” leverage, net of unsettled securities, was 5.0x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2016, we had a net long TBA position with a cost basis of $1,205.0 million and fair value of the securities underlying our net long TBA position of $1,209.5 million.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2016, approximately 84% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
September 30, 2016
+100 basis points	3.1%	(1.4)%	(8.1)%
+50 basis points	1.3%	(0.5)%	(2.9)%
-50 basis points	(3.1)%	0.1%	0.4%
-100 basis points	(10.4)%	(0.2)%	(1.3)%
December 31, 2015
+100 basis points	(3.1)%	(1.1)%	(5.7)%
+50 basis points	(1.2)%	(0.5)%	(2.5)%
-50 basis points	0.1%	0.2%	1.3%
-100 basis points	(4.5)%	0.1%	0.7%
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 4.8 years and 5.4 years for agency RMBS and 4.0 years and 4.9 years for non-agency securities based on interest rates and RMBS prices as of September 30, 2016 and December 31, 2015, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in RMBS Spread: Agency / Non-Agency	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
September 30, 2016
-25 / -50 basis points	1.4%	8.1%
-10 / -25 basis points	0.6%	3.5%
+10 / +25 basis points	(0.6)%	(3.5)%
+25 / +50 basis points	(1.4)%	(8.1)%
December 31, 2015
-25 / -50 basis points	1.7%	8.8%
-10 / -25 basis points	0.8%	3.9%
+10 / +25 basis points	(0.8)%	(3.9)%
+25 / +50 basis points	(1.7)%	(8.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of September 30, 2016, we had unrestricted cash and cash equivalents of $122.9 million and unpledged securities of approximately $231.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	MTGE Investment Corp. Articles of Amendment and Restatement, effective September 30, 2016, filed herewith

3.2	MTGE Investment Corp. Amended and Restated Bylaws, effective September 30, 2016, filed herewith

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

4.1	Form of Certificate for Common Stock, filed herewith

4.2	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith

4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, filed herewith

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

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

MTGE Investment Corp.

By:	/s/ GARY KAIN
Gary Kain
Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

Date: November 8, 2016

By:	/s/ PETER FEDERICO
Peter Federico
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: November 8, 2016