Form 10-K
period 2016-12-31
MTGE Investment Corp.
filed 2017-02-27
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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
Yes ☐        No. ☑

As of June 30, 2016, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $548.0 million based upon the closing price of the Registrant's common stock of $15.79 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2017 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

The number of shares of the issuer’s common stock outstanding as of February 1, 2017 was 45,797,687.

MTGE INVESTMENT CORP.

PART I

Item 1. Business
Our Company
MTGE Investment Corp. (“MTGE”, the “Company”, “we”, “us”, and “our”) was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”). We are externally managed by MTGE Management, LLC (our “Manager,” formerly known as American Capital MTGE Management, LLC). The parent company of our Manager was acquired by AGNC Investment Corp. (“AGNC”), effective July 1, 2016, and as a result of that transaction, we are no longer affiliated with American Capital, Ltd. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity investments in properties subject to long-term triple-net leases operated by third-parties and debt investments in skilled nursing facility and senior housing properties secured by mortgages on the underlying real estate and personal property.
We operate so as to qualify to be taxed as a (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our REIT taxable income to the extent that we distribute all of our annual REIT taxable income to our stockholders. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
Investment Strategy
Our principal investment objective is to generate attractive risk-adjusted returns for our stockholders through a combination of quarterly dividends and net asset value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified mortgage investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

•	manage an investment portfolio of real estate-related investments;

•	capitalize on discrepancies in relative market valuations for real estate-related investments;

•	manage financing, interest rate, prepayment, extension and credit risks;

•	provide regular quarterly distributions to our stockholders;

•	continue to qualify as a REIT;

•	remain exempt from the requirements of the Investment Company Act of 1940 (the “Investment Company Act”);

•	generate attractive risk-adjusted returns; and

•	manage our net asset value risk within reasonable bands.
Targeted Investments
We may invest in, finance and manage real estate-related investments, which we define as agency RMBS, non-agency mortgage investments, other mortgage-related investments and other real estate investments, including the principal assets set forth in each of the following asset classes:

Agency Securities

•
Agency RMBS. Our primary agency securities investments consist of agency pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the securities, which are guaranteed by a GSE to holders of the securities, are in effect “passed through,” net of fees paid to the issuer/guarantor and servicers of the securities, to the holders of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Holders of the securities also receive guarantor advances of principal and interest on delinquent loans in the mortgage pools. We also invest in agency CMOs, which are structured instruments representing interests in agency residential pass-through certificates, and interest-only, inverse interest-only and principal-only securities, which represent the right to receive a specified proportion of the contractual interest or principal flows of specific agency CMO securities.

•
To-Be-Announced Forward Contracts (“TBA”). TBAs are forward contracts to purchase or sell agency RMBS. TBA contracts specify the coupon rate, issuer, term, and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Non-Agency Securities

•
Non-agency RMBS. Non-agency RMBS are securities issued by a private institution such as a commercial bank and backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. As such, non-agency RMBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency RMBS. Non-agency RMBS are often referred to as private label RMBS. Non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on non-agency RMBS where the underlying mortgages are secured by residential properties within the United States. Non-agency RMBS are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans.

•
CRT. CRT securities are risk sharing instruments that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors, such as us. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other third party; rather, “credit risk transfer” is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on the related pool of loans exceed certain thresholds. By reducing the amount that issuers are obligated to repay to holders of CRT securities, they are able to offset credit losses on the related pool of loans.

Other Mortgage-Related Investments

•
CMBS. CMBS are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities and intend to focus on CMBS where underlying collateral is secured by commercial properties located within the United States.

•
Mortgage servicing rights. MSR represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, escrowing and paying taxes and insurance premiums, and forwarding principal and interest payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee, typically specified as a percentage (expressed in basis points) of the serviced loan's unpaid principal balance. We may invest in MSR associated with either agency or non-agency mortgage loans.

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

•
Other mortgage-related investments may also include mortgage REIT equity securities, residential and commercial mortgage loans, excess interest-only instruments and other investments that may arise as the mortgage market evolves.

Other Real Estate Investments
Our other real estate investments include equity investments in healthcare and other senior living facilities which are leased to or operated by third parties who conduct all business operations of the facilities and debt investments secured by such facilities. We would expect such facilities to consist of the following:

•
Skilled Nursing Facilities. Skilled nursing facilities (“SNF”) are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid by a combination of government reimbursement and private sources.

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

•
Independent Living Facilities. Independent living facilities (“ILF”), also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs.

Investment in Residential Credit Solutions, Inc.
Residential Credit Solutions, Inc. (“RCS”) has approvals from Fannie Mae and Freddie Mac and the requisite state licenses to hold and manage MSR as well as residential mortgage loans, or whole loans. As of December 31, 2016, RCS managed a servicing portfolio of approximately 27 thousand residential mortgage loans, representing approximately $5.3 billion in unpaid principal balances. RCS operates as a servicing oversight platform with respect to its owned MSR, which are subserviced by Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp.

Active Portfolio Management Strategy

Our Manager employs an active management strategy on our behalf designed to achieve our principal objectives of generating attractive risk-adjusted returns for our stockholders through a combination of quarterly dividends and net asset value appreciation. Our Manager chooses investments based on their assessment of relative risk-return profiles and their ability to effectively hedge a portion of the investments' exposure to market risks. The composition of our portfolio and strategies will vary based on our Manager's view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities. As a result, we may experience investment gains or losses when we sell investments that we believe no longer provide attractive risk-adjusted returns, when we believe more attractive alternatives are available elsewhere, or when we believe it is prudent to reduce aggregate exposure or a particular type of risk embedded in the portfolio. We may also experience gains or losses as a result of our hedging strategies or due to credit losses on our non-agency securities or other real estate related investments.
Financing Strategy
As part of our investment strategy, we leverage our investment portfolio to increase potential returns to our stockholders. We may finance our investments, subject to market conditions, through a combination of financing arrangements, including, but not limited to, repurchase agreements, warehouse facilities, securitizations, term financing facilities and dollar roll transactions.

We finance our investments primarily by entering into master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 180 days, but may have maturities of fewer than 30 days or more than one year. Under our repurchase agreements, our financing rate typically tracks short term rates such as one, three or six month London Interbank Offered Rate, or LIBOR, plus or minus a fixed spread.
Our leverage varies depending on market conditions, our portfolio composition and our Manager's assessment of risks and returns. We finance different asset classes through the most efficient means available for a particular asset class at any given time. Therefore, our overall leverage is highly dependent on our investment portfolio composition. We generally expect our leverage to be within four to seven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We seek to diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with 32 financial institutions as of December 31, 2016. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) with respect to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each lender and certain of these terms may not be determined until we engage in a specific repurchase transaction.

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

We seek to finance the acquisition of our healthcare related real estate investments primarily through long term mortgage debt provided by Fannie Mae, Freddie Mac, the Department of Housing Development (“HUD”). We may also finance our healthcare investments through the use of shorter term secured debt or bridge-loan financing obtained from other lenders.
Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension and credit risks to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net asset value from “spread risk” (also referred to as “basis risk”), which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR and the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our funding agreements. We may experience reduced income, losses, or a significant reduction in our net asset value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing.

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

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because the rate at which borrowers refinance their mortgages, sell the property collateralizing the mortgage, or otherwise pay incremental principal payments occurs at a slower pace than was originally expected.

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

•
Spread Risk. When the market spread between the yield on our investments and benchmark interest rates widens, our net asset value could decline if the value of our investments falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in the fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve (“the Fed”), market liquidity, or changes in required rates of return on different assets.

•
Risks Related to Other Real Estate Investments. Our healthcare and independent living real estate investments are exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, or for our debt investments, the ongoing ability of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments are heavily dependent upon the successful operation of the facilities by our counterparties. These operators and borrowers may be impacted by factors specific to the healthcare sector, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, healthcare real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

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

Our hedging instruments are generally not designed to protect our net asset value from spread risk. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, such instruments typically will not protect our net asset value against spread risk and, therefore, our net asset value could decline.
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
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedging techniques through a taxable REIT subsidiary (“TRS”). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS would be subject to tax on income and gains.
Our Manager
We are externally managed by our Manager pursuant to the terms of a management agreement. Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel, other than employees of RCS, are employees of the parent company of our Manager.
The management agreement with our Manager has a current renewal term through August 9, 2017 and automatic one-year extension options thereafter. The management agreement may be terminated by us without cause, as defined in the management agreement, upon 90 days’ prior written notice to the Manager. Our Manager may terminate the management agreement without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that our Manager provides us 180 days' prior written notice of non-renewal of the management agreement. If we were to terminate the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only terminate the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We reimburse our Manager for expenses directly related to our operations incurred by our Manager, excluding employment-related expenses.
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. As long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on regulated investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate-related assets.” In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool”

securities) as qualifying real estate interests. We typically treat “partial pool” and other mortgage securities where we hold less than all of the certificates issued by the pool as real estate-related assets.
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we generally will not be subject to U.S. federal or state corporate income tax on our taxable net income to the extent that we annually distribute all of our taxable net income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are of particular significance as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a TRS. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.	At least 75% of our gross income for each taxable year generally must be derived from investments in real property or mortgages on real property.

2.
At least 95% of our gross income in each taxable year generally must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gains from the sale or disposition of stock or securities, which need not have any relation to real property.

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. We expect that substantially all of our income from our agency and non-agency MBS will continue to be qualifying income for purposes of the 75% gross income test. Income from CRT securities is treated as non-qualifying income for the 75% gross income test, which potentially limits our ability to invest in CRT securities.
There is no direct authority with respect to the qualification of income or gains from TBAs as gains from the sale of real estate assets or other qualifying income for purposes of the 75% gross income test. We treat gains from TBAs as qualifying income for purposes of the 75% gross income test and we treat TBAs as qualifying assets for purposes of the 75% asset test described below based on an opinion of legal counsel.
Income and gains that we derive from instruments that we use to hedge the interest rate risk associated with our borrowings incurred to acquire real estate assets will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met.
Asset Tests
At the close of each calendar quarter, we must satisfy four tests relating to the nature of our assets.

1.
At least 75% of the value of our total assets must be represented by some combination of “real estate assets,” cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, mortgage-backed securities and mortgage loans are generally treated as “real estate assets.” Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

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

4.
The aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets. For tax years beginning after December 31, 2017, the limit is reduced to 20% of the value of total assets.

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a 30 day cure period, in the case of the asset test or satisfy certain relief provisions and pay any applicable penalty taxes and other fines. Please also refer to the “Risks Related to Our Taxation as a

REIT” in “Item 1A. Risk Factors” of this Form 10-K for further discussion of REIT qualification requirements and related items.

Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 12th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9220.
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
Employees
We are managed by our Manager pursuant to the management agreement between our Manager and us. Other than employees of RCS, we do not have any employees. As of December 31, 2016, RCS had 18 employees.
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
Our borrowing costs may increase for a number of reasons, including increases in short-term interest rates, the “haircut” applied to our assets under repurchase agreements, interest rate volatility, decreases in the value of our assets or availability of financing generally. An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yields on the investments we make and the borrowings we use to finance such investments. Moreover, due to the short-term or adjustable rate nature of the majority of financing for our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates, as well as other factors. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Changes to the pace of reinvestment of paydowns or sales of agency mortgage-backed securities by the Fed may adversely affect the price and return associated with agency securities.
In October 2014, the Fed ended its large scale asset purchases under quantitative easing programs designed to support the mortgage markets and stimulate the economy. The Fed currently reinvests all principal payments from its U.S. Treasury, agency debt and agency RMBS portfolios acquired as a function of its quantitative easing programs, thereby holding the nominal size of the securities it holds in each of these portfolios largely unchanged. In previous statements, members of the Federal Open Market Committee (“FOMC”) of the Fed have indicated that full reinvestment of the securities portfolio would continue until “normalization of the level of the federal funds rate is well under way;” therefore, it is difficult to predict when and at what pace the Fed will end reinvestments of principal payments. We also cannot predict the impact that this or other actions could have on the prices and liquidity of agency RMBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates. During periods in which the Fed reduces or ceases reinvestment of principal or undertakes outright sales of its securities portfolio, the price of agency RMBS and U.S. Treasury securities will likely decline, mortgage spreads will likely widen, refinancing volumes will likely be lower and market volatility will likely be considerably higher than would have been the case absent such actions and our net asset value could be adversely affected.
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

We may experience significant gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.

We employ an active management strategy to achieve our principal objective of preserving our net asset value while generating attractive risk-adjusted returns. The composition of our investment portfolio will vary as we believe changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may be incorrect in our assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors may be less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.
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
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market;

•	our lenders require additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.
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
The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a “flattening” of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve “inversion”), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be adversely affected.
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
Subject to complying with REIT tax requirements, we employ techniques that are intended to limit, or “hedge,” the adverse effects of changes in interest rates on our repurchase agreements and our net asset value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, these strategies may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Our hedging strategies may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures, credit default swaps or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to Federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension, credit and liquidity risks and other exposures and thus some risks will generally not be hedged. Our Manager could fail to properly assess a risk to our investment portfolio or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related asset or liability;

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
Furthermore, our hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. These costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Consequently, we could incur significant hedging-related costs without any corresponding economic benefits.
Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread between the yield on our mortgage assets and benchmark interest rates widens, our net asset value could decline if the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as “spread risk” or “basis risk,” and we do not seek to hedge this risk. The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is an inherent risk to our business and can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net asset value against spread risk, which could adversely affect our financial condition and results of operations.
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
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our assets to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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
Investments in mortgage and mortgage-related securities, such as CRT securities and non-agency residential and commercial mortgage-backed securities, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.
CRT securities are risk sharing instruments issued by Fannie Mae (CAS) and Freddie Mac (STACR), and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of CRT securities bears the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The return of the principal invested in CRT securities is dependent on the level of borrower defaults on the underlying pool of mortgages. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
Residential mortgage loans underlying non-agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay its loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.
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

Our ownership of RCS, a licensed mortgage servicer with approvals from Fannie Mae and Freddie Mac and our investments in MSR may subject us to risks, including the following:

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

•
Our MSR are subserviced by a third party, and such third party’s failure to subservice the loans properly, or RCS’ failure to exercise appropriate oversight over the subservicer, could have an adverse impact on RCS’ financial results;

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

We depend on a variety of services provided by third-party service providers related to our non-agency RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS and MSR, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. Following the sale of substantially all of RCS’ assets in January 2016, we no longer have the ability to service our MSR and are thus reliant upon third party providers, including Ditech, to subservice our MSR assets.

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
We may invest in securities that are difficult to dispose of (illiquid), are unrated, have a higher risk of default and may be difficult to value. Such securities may be considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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
Before making an investment, our Manager assesses the strengths and weaknesses of the originators, borrowers and the underlying property values, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, information provided by third parties. There can be no assurance that our Manager's due diligence process will uncover all relevant facts or that any investment will be successful.
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
Actions of the U.S. Government, including the U.S. Congress, Fed, Treasury, FHFA and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
U.S. Government actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations.
New regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on large financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.
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

Our derivative agreements typically require that we pledge collateral on such agreements to our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day. Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.

Regulations adopted by the U.S. Commodity Futures Trading Commission (“CFTC”) and regulators of other countries could impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.

The U.S. Commodity Futures Trading Commission (the “CFTC”) subjects certain swaps to clearing and exchange trading requirements, margin requirements, reporting, record keeping and business conduct rules. The rules and regulations promulgated by the CFTC and regulators of other countries may adversely affect our ability to engage in derivative transactions or may increase the cost of our hedging activity. We are required to follow some of these local regulations or help the non-U.S. counterparties comply with these local regulations. It is possible that such regulatory requirements will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral, which may have an adverse impact on our business and results of operations.

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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to agency RMBS for settlement in the current month.  Additionally, sales of some or all Federal Reserve agency RMBS or declines in purchases of agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the FICC we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly. Additionally, our counterparties can unilaterally choose to cease entering into any further repurchase transactions with us.
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
Our investments in and acquisitions of health care and senior housing properties may be unsuccessful or fail to meet our expectations.
We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.  We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.
Decreases in the revenues or increases in the expenses of our operators or tenants could affect their ability to make payments to us.
The revenues of our operators and tenants are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may come under pressure while operating costs continue to increase for our operators. To the extent that any decrease in revenues or increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment charge. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale could adversely affect our results of operations and financial condition.
Increased competition may affect the ability of our operators or tenants to meet their obligations to us.
The healthcare industry is highly competitive. The operators and tenants of our properties compete on a local and regional basis with other properties and health care providers that provide comparable services. We cannot be certain that the operators and tenants of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet their obligations to us. The occupancy levels at, and rental income from, our facilities are dependent on the ability of our tenants and operators to successfully compete with other providers. In addition, our tenants and operators face an increasingly competitive labor market for skilled management personnel and nurses. An inability to attract and retain sufficient skilled management personnel and nurses and other trained personnel could negatively impact the ability of our tenants, operators and other obligors to meet their obligations to us. Any increase in labor costs and other operating expenses or any failure by our tenants or operators to attract and retain residents and qualified personnel could adversely affect our business, results of operations and financial condition.
We or our tenants and operators face litigation and may experience rising liability and insurance costs.
Litigation brought by individual patients and advocacy groups against tenants and operators of healthcare facilities can result in large damage awards for alleged abuses and may result in a material increase in the costs incurred by our tenants and operators for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost. Cost increases could cause our tenants and operators to be unable to make their lease or mortgage payments, potentially decreasing our revenues and increasing our collection and litigation costs and could adversely affect our results of operations and financial condition.
From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers for which such tenants, operators and managers may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations.
The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants and operators may not adequately insure against losses.
We maintain or require that our tenants and operators maintain all applicable lines of insurance on our properties and their operations. However, these insurance policies may not fully cover all losses on our properties upon the occurrence of a material judgment or catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite these policies. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators, for which claims such tenants and operators have agreed to indemnify us, but which may require our unanticipated expenditures. Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could adversely affect our results of operations and financial condition.
The failure of our operators or tenants to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect their operations and their ability to meet their obligations to us.
Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. The failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Federal and state government enforcement efforts can include inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants and operators, which, in turn, could adversely affect our business, results of operations and financial condition.
If our tenants or operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants and operators also could face increased costs related to healthcare regulation or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, our tenants and operators could be adversely affected, which, in turn, could adversely affect our business, results of operations and financial condition.
Occupancy of our senior housing properties could be adversely affected.
The occupancy of our senior housing properties could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness or other factors.  Such a decrease could affect the ability of our tenants and operators to make payments to us which could adversely affect our business, results of operations and financial condition.
The insolvency or bankruptcy of our tenants, operators or other obligors may adversely affect our business, results of operations and financial condition.
We are exposed to the risk that our tenants, operators, or other obligors may not be able to meet the lease or other payments due us. Although our lease and management agreements give us the right to exercise certain remedies in the event of a default on the obligations owing to us or upon the occurrence of certain insolvency events, federal bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing and a debtor-lessee may reject our lease in a bankruptcy proceeding, in which case our claims for unpaid and future rents could be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. We also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. If we were to terminate our lease with a tenant and lease the property to another tenant, but not be able to immediately transition the property, we could be exposed to certain successor liabilities, which could adversely affect our business, results of operations and financial condition.
In the event that our tenants do not renew their existing leases, or we have the need to replace them, we may be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, results of operations and financial condition.
If existing leases are terminated or not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. If we are not successful in identifying suitable replacements on a timely basis we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could adversely affect our business, results of operations and financial condition.
Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the

Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. There is no assurance that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and could adversely affect our business, results of operations and financial condition.
Healthcare industry trends away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact the revenues and profitability of our tenants and operators.
Certain of our tenants are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services, including public reporting of data on quality and preventable adverse events. Medicare, Medicaid and certain large commercial insurance payors require healthcare facilities, including hospitals and skilled nursing facilities, to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payors also require healthcare facilities to report quality data, and a number of commercial payors do not reimburse hospitals for certain preventable adverse events.
Recently, The U.S. Department of Health and Human Services indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatment. Examples of alternative payment models include bundled-payment arrangements. It is unclear whether such models will successfully coordinate care and reduce costs or whether they will decrease reimbursement. The value-based purchasing trend is not limited to the public sector.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us or renew those leases upon expiration, which could adversely affect our business, results of operations and financial condition.
Controls imposed on providers of healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay could affect inpatient volumes at our healthcare facilities.
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” could affect certain of our healthcare facilities. A utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us or renew those leases upon expiration, which could adversely affect our business, results of operations and financial condition.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our senior housing communities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. A large majority of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our senior housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our senior housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could adversely affect our business, results of operations and financial condition.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us and could adversely affect our business, results of operations and financial condition.
We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes.
Under federal and state environmental laws and regulations, a current or former owner or operator of real property may be liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or other environmental contaminants. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we generally have indemnification rights against the current operators of our properties for contamination caused by them, such indemnification may not adequately cover all environmental costs. As such, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could adversely affect our business, results of operations and financial condition.
We are subject to covenants in our debt agreements that may restrict or limit our operational flexibility, and a covenant breach could have an adverse impact on our business, results of operations and financial condition.
Our debt agreements contain various covenants, restrictions and events of default. Our continued ability to incur additional debt and to conduct business in general may be subject to our compliance with these covenants, which may limit our operational flexibility. Among other things, these provisions may require us or our subsidiaries to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have an adverse impact on our business, results of operations and financial condition.
Tenants that fail to adhere to HIPAA and the HITECH Act’s privacy and security requirements expose themselves to significant risk that could result in their inability to meet their financial and other contractual obligations to us.
Potentially significant legal exposure exists for healthcare operators under state and federal laws which govern the use and disclosure of confidential patient health information and patients’ rights to access and amend their own health information. The Administrative Simplification Requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established national standards to facilitate the electronic exchange of Protected Health Information (“PHI”) and to maintain the privacy and security of PHI. These standards have a major effect on healthcare providers which transmit PHI in electronic form in connection with HIPAA standard transactions (e.g., health care claims). In particular, HIPAA established standards governing: (1) electronic transactions and code sets; (2) privacy; (3) security; and (4) national identifiers. Failure of our operators to comply could result in criminal and civil penalties, which could have a material adverse effect on the ability of our tenants to meet their obligations to us.
Title XIII of the Affordable Care Act, otherwise known as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), provides for an investment of almost $20 billion in public monies for the development of a nationwide health information technology (“HIT”) infrastructure. The HIT infrastructure is intended to improve health care quality, reduce costs and facilitate access to certain information. The HITECH Act also expands the scope and application of the administrative simplification provisions of HIPAA, and its implementing regulations, (i) imposing a written notice obligation upon covered entities for security breaches involving “unsecured” PHI, (ii) expanding the scope of a provider’s electronic health record disclosure tracking obligations, (iii) substantially limiting the ability of health care providers to sell PHI without patient authorization, (iv) increasing penalties for violations, and (v) providing for enforcement of violations by state attorneys general.

While the effects of the HITECH Act cannot be predicted at this time, the obligations imposed thereunder could have a material adverse effect on the financial condition of our operators, which could have an adverse effect on the ability of our tenants to meet their obligations to us.

Our investments in financial assets are recorded at fair value and quoted prices or observable inputs may not be readily available to determine such value, resulting in the use of unobservable inputs to determine value, and the fair value of our investments may be materially different from the value that we ultimately realize upon their disposal.

The values of our investments may not be readily determinable or ultimately realizable. We measure the fair value of our investments in financial assets quarterly, in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or “HERA”, established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the Fed announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac.

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

Future changes to Fannie Mae or Freddie Mac may create market uncertainty and may reduce the actual or perceived credit quality of securities issued or guaranteed by these agencies. If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency RMBS.

As a result, such laws or changes could increase the risk of loss on our investments in agency mortgage investments guaranteed by Fannie Mae and/or Freddie Mac or adversely impact the market for such securities and spreads at which they trade and could materially and adversely affect our financial condition and results of operations.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could disrupt our business and result in the loss of confidential information.

We rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes. We purchase some of our information technology from vendors and rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential data. While we employ a number of measures to protect the security of our information systems and data, it is possible that these measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of information in the event of cyber-attacks. In some cases, it may be difficult to anticipate or immediately detect a security breach and the damage caused. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationship with Our Manager
There are conflicts of interest in our relationship with our Manager.
Because we have no employees except for employees of our wholly-owned subsidiary RCS, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's employees do not devote their time exclusively to us, as our Manager is a wholly-owned subsidiary of AGNC, a publicly-traded mortgage REIT that invests in similar asset classes, including agency and non-agency mortgage investments, and may compete with us for investment opportunities.
Although our Manager and its affiliates have policies in place that seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocation of certain types of securities that meet our investment objectives and those of other managed funds or affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers of our Manager and its affiliates face in making investment decisions. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager.
We are completely dependent upon our Manager and we may not find a suitable replacement if the management agreement is terminated.
Because we have no employees or separate facilities other than those at RCS, we are completely dependent on our Manager and its affiliates to conduct our investment operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company to conduct our day-to-day operations. We do not have any recourse to the parent company of our Manager. The parent company of our Manager has entered into employment agreements with certain of its officers. However, none of these individuals' continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave the parent company of our Manager, we may be unable to execute our business plan.
If we elect to terminate our management agreement without cause, we would be required to pay our Manager a substantial termination fee. We would also be restricted from employing employees of our Manager and any of its affiliates. These and other provisions in our management agreement make termination of our management agreement difficult and costly.
Electing to terminate the management agreement without cause would be difficult and costly for us. With the consent of the majority of the independent members of our Board of Directors, we may terminate our management agreement upon 90 days' prior written notice. If we elect to terminate the management agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right, but not the obligation, to renegotiate a mutually agreeable management fee. If we elect to terminate the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement.
Furthermore, if we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of our Manager's officers; therefore, if the management agreement is terminated without cause we may be unable to execute our business plan.
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

Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our “Equity” (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.50% of our Equity and, therefore, is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, even though the value of our common stock could potentially increase if we repurchase shares at a discount to our net asset value per common share, the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. This conflict of interest could harm the market price of our common stock.
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
Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would have adverse tax consequences.
We believe that we operate in a manner that allows us to qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder (or the Code).  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control and our compliance with the annual REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.
Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).
If we fail to qualify as a REIT in any tax year, we would be subject to U.S. federal and state corporate income tax on our taxable net income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income.  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest U.S. federal corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure, and, in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
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
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT or it could reduce the favorable tax attributes of REITs to stockholders.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Furthermore, changes in corporate and individual tax rates may reduce or eliminate the favorable tax attributes of REITs to stockholders relative to alternative investment vehicles. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal and state corporate income tax not to apply to earnings that we distribute. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.  We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income. Furthermore, if we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions from prior periods.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase mortgage securities at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
Even if we remain qualified for taxation as a REIT, we may nonetheless be subject to certain federal, state and local taxes on our income and assets, including, but not limited to, the following items. Any of these or other taxes we may incur would decrease cash available for distribution to our stockholders.

•	Regular U.S. federal and state corporate income taxes on any undistributed taxable income, including undistributed net capital gains.

•	A non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

•
Corporate income taxes on the earnings of subsidiaries, to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries or other disregarded entity for federal income tax purposes.

•	A 100% tax on transactions between us and our TRSs, that do not reflect arm's-length terms.

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

•	A 100% tax on net income and gains from “prohibited transactions.”

•	Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.
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
The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements.

We may lease certain qualified health care properties to a TRS, which hires a contractor to manage the health care operations at these properties. The lease revenues from this structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents.
If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences.
We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the Internal Revenue Service, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization.
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
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement we treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. Our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments, and we may be precluded from acquiring higher yielding securities. Furthermore, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Price variations may be unrelated to our operating performance. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.
Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

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

In addition, the price of our common stock may be below our reported net asset value per common share. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
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
Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that in the latter case the business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). However, our Board of Directors may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) owns investment properties in Texas, Louisiana, Minnesota and Wisconsin with a total investment of $94.2 million. RCS operates from leased office space in Fort Worth, Texas.

Our executive and administrative office is located in Bethesda, Maryland in office space shared with our Manager.
Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices
Our common stock is listed on The NASDAQ Global Select Market under the symbol “MTGE.” As of February 1, 2017, we had 80 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of quarterly high and low sales prices of our common stock as reported on The NASDAQ Global Select Market for the years ended December 31, 2016 and 2015.

	Common Stock
Period	High	Low
2016
Fourth Quarter	$17.40	$15.40
Third Quarter	$17.77	$15.45
Second Quarter	$16.11	$14.31
First Quarter	$14.79	$12.01

2015
Fourth Quarter	$15.22	$13.63
Third Quarter	$16.89	$14.37
Second Quarter	$18.29	$15.90
First Quarter	$19.39	$17.76
Dividends Declared
The following table summarizes quarterly dividends declared on our common stock for the years ended December 31, 2016 and 2015 and their related tax characterization (in thousands except per share data):

				Tax Characterization of Dividends
Declaration Date	Record Date	Payment Date	Dividend Per Share	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
December 15, 2016	December 30, 2016	January 27, 2017	$0.40	$0.40	$—	$—
September 15, 2016	September 30, 2016	October 27, 2016	0.40	0.40	—	—
June 13, 2016	June 30, 2016	July 27, 2016	0.40	0.40	—	—
March 17, 2016	March 31, 2016	April 27, 2016	0.40	0.40	—	—
December 18, 2015	December 31, 2015	January 27, 2016	0.40	0.40	—	—
September 17, 2015	September 30, 2015	October 27, 2015	0.40	0.40	—	—
June 15, 2015	June 30, 2015	July 27, 2015	0.50	0.50	—	—
March 19, 2015	March 31, 2015	April 27, 2015	0.50	0.50	—	—
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
Stock Repurchase Program

We did not purchase any shares of our common stock made during the quarter ended December 31, 2016 by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts.
Equity Compensation Plan Information
We have adopted the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to eligible participants.
The following table provides information as of December 31, 2016 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	10,506	$—	862,277
Equity compensation plans not approved by security holders	—	—	—
Total	10,506	$—	862,277
__________
(1) Represents unvested restricted stock units awarded to our independent directors including accrued dividend equivalent shares.

Performance Graph
The following graph compares a stockholder's cumulative total return, assuming $100 invested at December 31, 2011, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; and (iv) an index of selected issuers in our residential mortgage-related REIT Peer Group composed of AG Mortgage Investment Trust Inc, Chimera Investment Corporation, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Two Harbors Investment Corp and Western Asset Mortgage Capital Corp. (collectively, the “Peer Group”).

Date	MTGE Investment Corp.	S&P 500	FTSE NAREIT Mortgage REITS	Peer Group
12/31/2011	$100.00	$100.00	$100.00	$100.00
12/31/2012	$145.34	$116.00	$119.89	$134.90
12/31/2013	$125.11	$153.58	$117.54	$141.09
12/31/2014	$154.13	$174.60	$138.56	$171.61
12/31/2015	$127.82	$177.01	$126.26	$157.42
12/31/2016	$151.50	$198.18	$155.11	$206.53

————————
(1) Peer Group annual return is calculated on a weighted basis by market cap at the end of the previous year.

Item 6. Selected Financial Data
The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

		December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Investment portfolio, at fair value (1)	$4,980,995	$4,903,558	$5,918,230	$5,932,474	$7,048,445
Total assets	$4,797,155	$5,482,402	$7,031,252	$8,397,865	$7,696,140
Financing arrangements	$3,311,043	$4,107,615	$5,423,630	$7,158,192	$6,245,791
Total liabilities	$3,864,110	$4,491,290	$5,855,283	$7,295,145	$6,770,578
Total stockholders' equity	$932,730	$991,112	$1,175,969	$1,102,720	$925,562
Net asset value per common share	$19.17	$19.66	$21.91	$21.47	$25.74

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:
Interest income	$147,770	$174,118	$183,358	$255,699	$145,420
Interest expense	(39,582)	(30,800)	(28,631)	(38,754)	(22,067)
Net interest income	108,188	143,318	154,727	216,945	123,353
Net servicing loss	(17,690)	(17,367)	(15,213)	(4,139)	—
Net healthcare real estate income	659	—	—	—	—
Other gains (losses)	(23,844)	(139,062)	45,265	(270,676)	142,665
Expenses	(23,767)	(25,205)	(25,362)	(25,921)	(14,656)
Benefit from (provision for) income tax, net	125	(42)	(238)	(679)	(1,182)
Net income (loss)	43,671	(38,358)	159,179	(84,470)	250,180
Dividend on preferred stock	(4,468)	(4,468)	(2,718)	—	—
Noncontrolling interest in net income	(2)	—	—	—	—
Net income (loss) to common shareholders	$39,201	$(42,826)	$156,461	$(84,470)	$250,180

Net income (loss) per common share - basic and diluted	$0.85	$(0.85)	$3.06	$(1.59)	$8.90
Weighted average number of common shares outstanding - basic	46,005	50,506	51,176	53,015	28,100
Weighted average number of common shares outstanding - diluted	46,008	50,519	51,192	53,015	28,100

Dividends declared per common share	$1.60	$1.80	$2.60	$3.05	$3.60
————————

(1)	Investment portfolio as of December 31, 2016 includes $900.3 million of net long TBA market value.

Key Statistics
The table below presents key statistics for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Ending agency securities, at fair value	$2,803,168	$3,217,252	$4,384,139	$5,641,682	$6,367,042
Ending agency securities, at cost	$2,836,564	$3,235,938	$4,374,729	$5,820,194	$6,229,770
Ending agency securities, at par	$2,703,884	$3,073,198	$4,190,407	$5,573,593	$5,904,666
Average agency securities, at cost	$3,028,307	$3,817,686	$4,759,753	$7,352,882	$4,580,366
Average agency securities, at par	$2,879,328	$3,641,760	$4,562,017	$6,996,922	$4,363,888

Ending non-agency securities, at fair value	$1,134,469	$1,557,671	$1,168,834	$1,011,217	$681,403
Ending non-agency securities, at cost	$1,079,363	$1,543,113	$1,111,123	$927,131	$616,707
Ending non-agency securities, at par	$1,265,040	$1,759,482	$1,373,652	$1,526,918	$1,045,891
Average non-agency securities, at cost	$1,270,040	$1,361,149	$971,412	$788,260	$341,167
Average non-agency securities, at par	$1,469,365	$1,602,128	$1,458,861	$1,334,104	$566,446

Net TBA portfolio - as of period end, at fair value	$900,316	$44,988	$271,617	$(774,840)	NM
Net TBA portfolio - as of period end, at cost	$918,805	$44,181	$259,985	$(775,859)	NM
Average net TBA portfolio, at cost	$562,934	$112,907	$685,683	$559,724	NM

Average total assets, at fair value	$4,949,469	$6,460,150	$7,231,528	$9,706,830	$5,587,865
Average agency and non-agency repurchase agreements and advances	$3,677,854	$4,500,978	$4,989,896	$7,222,101	$4,490,364
Average stockholders' equity	$962,440	$1,120,068	$1,165,952	$1,208,812	$660,695

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Average coupon	3.33%	3.17%	2.96%	3.11%	3.34%
Average asset yield	3.42%	3.36%	3.19%	3.14%	2.97%
Average cost of funds (1)	1.35%	1.05%	0.98%	1.10%	0.91%
Average net interest rate spread	2.07%	2.31%	2.21%	2.03%	2.06%
Average net interest rate spread and TBA dollar roll income (2)	2.12%	2.37%	2.28%	2.13%	NM
Average net interest rate spread and TBA dollar roll income, excluding estimated “catch-up” premium amortization	2.16%	2.35%	2.34%	1.91%	NM
Average coupon as of period end	3.35%	3.31%	3.06%	2.94%	3.17%
Average asset yield as of period end	3.70%	3.60%	3.24%	3.18%	2.91%
Average cost of funds as of period end	1.62%	1.23%	1.02%	0.88%	1.03%
Average net interest rate spread as of period end	2.08%	2.37%	2.22%	2.30%	1.88%
Average actual CPR for agency securities held during the period	11.4%	9.4%	7.6%	6.5%	6.1%
Average projected life CPR for agency securities as of period end	8.1%	8.5%	8.2%	7.3%	9.0%

Leverage - average during the period (3)	4.1x	4.3x	4.7x	6.0x	6.8x
Leverage - average during the period, including net TBA position	4.7x	4.4x	5.3x	6.3x	NM
Leverage - as of period end (4)	3.7x	4.4x	4.4x	5.9x	6.7x
Leverage - as of period end, including net TBA position	4.8x	4.5x	4.6x	5.1x	NM

Expenses % of average total assets - annualized	0.5%	0.4%	0.4%	0.3%	0.3%
Expenses % of average stockholders' equity - annualized	2.5%	2.3%	2.2%	2.1%	2.2%
Net asset value per common share as of period end	$19.17	$19.66	$21.91	$21.47	$25.74
Dividends declared per common share	$1.60	$1.80	$2.60	$3.05	$3.60
Economic return on common equity - annualized	5.6%	(2.1)%	13.7%	(7.0)%	37.9%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements.

(2)	Estimated dollar roll income excludes the impact of other supplemental hedges and is recognized in gain (loss) on other derivatives and securities, net.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2016. Our MD&A is presented in seven sections:
•Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the accessibility of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to leverage our investment portfolio appropriately. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates both domestically and globally, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, and regulations or legal settlements that impact other real estate-related activities.
Trends and Recent Market Impacts
2016 proved to be a challenging year for many fixed income investments as U.S. interest rates fluctuated significantly during the year in response to evolving perspectives regarding economic growth both domestically and abroad. The yield on the 10 year U.S. Treasury security, for example, hit a low of 1.36% in July following the Brexit vote in the United Kingdom and a high of 2.60% in December following the U.S. Presidential election. At the beginning of the year, with 10 year U.S. Treasury yields at 2.27%, our view was that U.S. interest rates would likely remain “lower for longer,” based upon our belief that global economic weakness, secular labor trends and accelerating technological advances would lead to moderate employment growth and persistently low inflation both in the U.S. and globally. We believed that these factors would make it difficult for the Fed to deviate from its ultra-accommodative stance on monetary policy. This view proved to be correct for most of the year, and as a result, the Fed refrained from raising rates for most of the year. Following the unanticipated outcome of the U.S. Presidential election in November, however, the direction and level of U.S. interest rates became less certain as expectations for economic growth in the U.S. improved markedly and the Fed raised the Federal Funds rate by 0.25% in December.
The volatile interest rate landscape in the U.S. over the course of the year caused agency RMBS to underperform swap and U.S. Treasury rates. This spread widening negatively impacted our net asset value but has also improved the return profile on new investments. In response to more favorable investment opportunities, we increased our agency capital allocation and leverage to 52% and 6.9x, respectively, as of December 31, 2016, from 46% and 6.6x, respectively, as of December 31, 2015. The higher leverage associated with the agency RMBS portfolio improves the earnings profile of our portfolio, but does also increase the sensitivity of our net asset value to fluctuations in the spread between agency RMBS and other benchmark rates.
During 2016, we also adjusted the composition of our agency portfolio modestly. Our portfolio allocation to 30 year agency RMBS (including TBAs) increased to 72% as of December 31, 2016, up from 69% as of December 31, 2015. More meaningfully, the weighted average loan age, or “seasoning”, of our agency RMBS portfolio increased significantly over the year. As of December 31, 2016, the weighted average loan age of our 15 year and 30 year RMBS positions were approximately 4.7 years and 3.1 years respectively, compared to 3.3 years and 2.7 years as of December 31, 2015. In the aggregate, 68% of our on-balance sheet agency RMBS had a weighted average loan age of at least 3 years as of December 31, 2016, compared to 56% as of December 31, 2015. This increase in the weighted average loan age should correspondingly reduce the prepayment speed variability of our agency portfolio and, therefore, require less interest rate hedging, all other things equal. The average projected CPR on our agency portfolio decreased to 8.1% as of December 31, 2016, from 8.5% as of December 31, 2015, as prepayment expectations decreased consistent with the increase in expectations for long-term interest rates.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since December 31, 2015:

Interest Rate / Security (1)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
LIBOR:
1-Month	0.77%	0.53%	0.47%	0.44%	0.43%
3-Month	1.00%	0.85%	0.65%	0.63%	0.61%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.20%	0.76%	0.59%	0.73%	1.06%
5-Year U.S. Treasury	1.92%	1.15%	1.01%	1.22%	1.77%
10-Year U.S. Treasury	2.43%	1.61%	1.49%	1.78%	2.27%
Interest Rate Swap Rates:
2-Year Swap Rate	1.46%	1.01%	0.74%	0.85%	1.17%
5-Year Swap Rate	1.96%	1.18%	0.99%	1.18%	1.73%
10-Year Swap Rate	2.32%	1.46%	1.38%	1.64%	2.19%
30-Year Fixed Rate Agency Price:
3.5%	$102.50	$105.53	$105.50	$104.86	$103.18
4.0%	$105.13	$107.41	$107.23	$106.86	$105.83
4.5%	$107.51	$109.52	$109.17	$108.82	$108.00
15-Year Fixed Rate Agency Price:
2.5%	$100.20	$103.56	$103.48	$102.66	$100.80
3.0%	$102.62	$104.99	$104.84	$104.47	$103.02
3.5%	$104.17	$105.41	$105.97	$105.59	$104.72
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

For the estimated impact of changes in interests rates and mortgage spreads on our net asset value please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A of this Annual Report on Form 10-K.

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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
30-Year Lower Loan Balance (3):
3.0%	$0.23	$0.72	$0.84	$0.25	$0.17
3.5%	$0.72	$1.91	$1.72	$1.00	$0.47
4.0%	$1.08	$2.78	$2.63	$1.75	$0.98
30-Year HARP (4):
3.5%	$0.16	$0.56	$0.47	$0.25	$0.04
4.0%	$0.44	$1.19	$1.06	$0.63	$0.42
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

In response to higher interest rates and the extension of the duration of our RMBS during the fourth quarter, we increased the size of our hedge portfolio. As a result, our hedge ratio increased to 86% of our funding liabilities (including our net long TBA position) as of December 31, 2016, from an intra-year low of 58% as of September 30, 2016 and from 77% as of December 31, 2015. Ongoing portfolio rebalancing actions during the year, as well as the increase in our hedge position, enabled us to maintain a relatively stable net asset duration gap. Our net asset duration gap, which is a measure of our portfolio’s interest rate sensitivity, net of hedges, was 1.1 years as of December 31, 2016, compared to 0.7 years as of December 31, 2015.
The U.S. residential housing market continued to display strong underlying fundamentals in 2016. These favorable fundamentals, coupled with strong demand for yield from global investors, drove spread tightening across the credit spectrum and benefited our non-agency securities and other credit sensitive mortgage-related investments. In particular, valuations on our credit risk transfer (CRT) investments, which now comprise 28% of our non-agency portfolio as of December 31, 2016, up from 23% as of December 31, 2015, improved significantly during the year. These investments generated the majority of our unrealized non-agency fair value gains during the year and mitigated fair value losses on our agency RMBS due to spread widening in that sector.
Our access to attractively priced funding remained strong throughout the year. Agency RMBS funding, in particular, benefited from the implementation of money market reforms, which took effect in October of 2016 and caused a sizable reallocation of assets from prime funds to U.S. Government bond money market funds. This shift of capital to U.S. Government money market funds was supportive of repo backed by agency RMBS and reduced our funding costs relative to LIBOR. As we receive a floating LIBOR rate on our pay fixed / receive floating interest rate swaps, the resultant decline in the spread between our repo borrowing costs and LIBOR had the effect of lowering our all-in cost of funds on the portion of our debt that we have hedged with pay fixed swaps. In aggregate, the average rate on our agency and non-agency borrowings increased to 1.26% as of December 31, 2016, from 0.88% as of December 31, 2015, driven mainly by the Fed’s increase in the Federal Funds rate in December 2015 and 2016.
Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) invested a total of $94 million, representing $29 million in equity, in skilled nursing and senior living facilities. The CHI investment team has significant collective experience in sourcing and evaluating relevant opportunities, negotiating acquisition and sale transactions, and managing investments in the skilled nursing and senior living sectors, having previously led GE Capital’s $2.5 billion healthcare real estate equity investment platform. The skilled nursing and senior living sectors are expected to benefit from strong underlying fundamentals, including substantial projected growth in demand as the U.S. population ages and utilization of U.S. healthcare resources correspondingly increases. We anticipate that these fundamentals, coupled with the availability of stable, long-term financing, will create favorable investment opportunities in this sector over the long term.
Our mortgage servicing subsidiary, RCS, is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. In the first quarter of 2016, RCS sold substantially all of its subservicing assets and operations to Ditech Financial (“Ditech”), a subsidiary of Walter Investment Management Corp. Following the closing of the Ditech transaction, RCS retained its owned MSR holdings and servicing licenses and approvals and transitioned to a servicing oversight platform.  During 2016 RCS incurred a net servicing loss of $17.7 million, due mainly to $10.3 million in MSR realization of cash flows and $6 million of expenses incurred related to the transfer of assets and operations to Ditech, primarily employee-related costs and expenses. Additionally, we recorded unrealized losses on MSR of $10.7 million and a $5.0 million impairment charge on intangible assets based on the estimated fair value of RCS’ servicing licenses and approvals as a result of our revised view of financial and economic factors, including anticipated MSR investment balances.
Our net asset value declined to $19.17 per common share as of December 31, 2016, from $19.66 per common share as of December 31, 2015 due primarily to unrealized losses on agency RMBS and losses related to our serving operations and investments. MTGE economic return for the year was 5.6%, comprised dividends declared of $1.60 per common share and a loss in net asset value of $0.49 per common share. Total return on our common stock, which includes price appreciation and dividend reinvestments, was 24.4% for the year.
Looking ahead, we believe strong underlying fundamentals in the U.S. conforming housing market, which include employment gains, low mortgage rates, increased credit availability, and favorable demographics should allow conforming mortgage credit to outperform other credit-sensitive fixed-income markets. Additionally, the widening of Agency RMBS spreads and favorable funding dynamics that occurred during 2016 have improved the risk-adjusted returns on Agency RMBS investments and could be further supported by either higher leverage or a reduction in aggregate hedge or funding cost. Finally, investments in senior living and skilled nursing facilities are projected to generate strong risk-adjusted returns and benefit from favorable demographic trends. In summary, we believe our portfolio is well-positioned for the current environment and will be supportive of attractive economic returns for our shareholders.

Share Repurchases
During the year ended December 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net asset value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates, the impact of our corresponding reduced capital base and share liquidity, and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 13.7 million shares of our outstanding common stock for total consideration of approximately $244.9 million, including expenses. In October 2016, our Board of Directors terminated the Company's existing stock repurchase plan that was due to expire December 31, 2016 and replaced it with a new stock repurchase plan. Under the new stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to only repurchase shares under the new stock repurchase plan when the repurchase price is less than its estimate of its then current net asset value per common share.
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

Fair Value of Investments
We estimate the fair value of our investments in financial assets based on inputs from multiple third-party pricing services and dealer quotes. The third-party pricing services use pricing models which incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, convexity, duration, periodic and life caps, default and severity rates and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the U.S. Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Our Manager observes market information relevant to our specific investment portfolio by trading in the market for mortgage related investments. Our Manager uses this observable market information in reviewing the inputs to and the estimates derived from the valuation process for reasonableness. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 9 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

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

Derivatives
We utilize risk management strategies, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. Our risk management objective is to reduce fluctuations in net asset value over a range of interest rate scenarios. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps.
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

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required. See Notes 2 and 7 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION
As of December 31, 2016, our investment portfolio with a fair value of $5.0 billion was comprised of $2.8 billion of agency RMBS, $0.9 billion of net long TBA securities, $1.1 billion of non-agency securities, $93.3 million of healthcare real estate investments and $49.8 million of MSR.
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,177,517	$2,201,824	$2,103,244	3.49%	2.71%
Freddie Mac	625,651	634,740	600,640	3.60%	2.69%
Agency RMBS total	2,803,168	2,836,564	2,703,884	3.52%	2.71%
Non-agency securities	1,134,469	1,079,363	1,265,040	3.00%	6.31%
Total	$3,937,637	$3,915,927	$3,968,924	3.35%	3.70%

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,535,998	$2,549,447	$2,421,576	3.58%	2.68%
Freddie Mac	681,254	686,491	651,622	3.58%	2.71%
Agency RMBS total	3,217,252	3,235,938	3,073,198	3.58%	2.68%
Non-agency securities	1,557,671	1,543,113	1,759,482	2.84%	5.51%
Total	$4,774,923	$4,779,051	$4,832,680	3.31%	3.60%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.1% and 8.5% as of December 31, 2016 and 2015, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly from December 31, 2015 to December 31, 2016. The increase in average agency yield was due primarily to a decrease in projected CPR and an increased allocation to 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$38,679	$38,453	$38,430	2.44%	8.5%
3.0%	170,483	170,760	165,600	2.13%	9.3%
3.5%	145,474	145,449	138,882	2.27%	9.8%
4.0%	121,946	121,772	114,950	2.18%	11.0%
4.5%	10,182	10,176	9,584	2.60%	10.6%
≤ 15-year total	486,764	486,610	467,446	2.22%	9.8%
20-year
3.0%	63,143	64,046	62,174	2.34%	9.9%
3.5%	82,399	81,492	79,101	2.84%	9.6%
5.0%	1,532	1,544	1,409	2.23%	16.7%
20-year total	147,074	147,082	142,684	2.62%	9.8%
30-year
3.0%	198,782	197,946	199,809	3.11%	5.1%
3.5%	1,228,590	1,256,364	1,191,142	2.72%	7.2%
4.0%	579,557	587,998	547,289	2.92%	7.6%
4.5%	53,590	53,938	49,339	3.12%	7.6%
30-year total	2,060,519	2,096,246	1,987,579	2.82%	7.1%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	2.71%	8.1%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$94,970	$94,829	$93,817	2.20%	8.4%
3.0%	272,738	272,178	263,894	2.20%	8.7%
3.5%	254,204	254,246	241,720	2.28%	9.3%
4.0%	156,392	155,880	146,564	2.20%	10.7%
4.5%	12,933	13,107	12,303	2.63%	10.6%
≤ 15-year total	791,237	790,240	758,298	2.23%	9.3%
20-year
3.0%	72,322	72,931	70,663	2.34%	9.5%
3.5%	98,186	96,997	94,053	2.88%	8.4%
4.0%	4,187	4,131	3,918	2.72%	11.1%
5.0%	2,174	2,168	1,981	2.28%	17.4%
20-year total	176,869	176,227	170,615	2.64%	9.0%
30-year
3.5%	1,055,931	1,073,504	1,019,232	2.74%	7.2%
4.0%	998,053	1,004,945	939,460	2.93%	8.7%
4.5%	66,761	66,009	61,066	3.25%	8.0%
30-year total	2,120,745	2,144,458	2,019,758	2.85%	7.9%
Pass through agency RMBS	3,088,851	3,110,925	2,948,671	2.68%	8.3%
Agency CMO	20,562	20,211	18,143	2.90%	6.9%
Total fixed-rate agency RMBS	3,109,413	3,131,136	2,966,814	2.68%	8.3%
Adjustable rate agency RMBS	107,839	104,802	106,384	2.82%	14.2%
Total agency RMBS	$3,217,252	$3,235,938	$3,073,198	2.68%	8.5%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 85% (not including our net long TBA position) as of December 31, 2016 as detailed in the following table (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$683,762	$691,910	$660,534	3.56%	2.84%	7.3%
Lower loan balance (2)	1,614,136	1,639,217	1,546,329	3.61%	2.59%	8.2%
Other	396,459	398,811	390,846	3.30%	2.93%	6.9%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	3.55%	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	3.06%	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	3.55%	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.56%	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	3.52%	2.71%	8.1%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 127% for 15-year and 30-year securities, respectively, as of December 31, 2016. Includes $409.6 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,966 and $95,296 for 15-year and 30-year securities, respectively, as of December 31, 2016.

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

TBA Investments

As of December 31, 2016 and 2015, we had contracts to purchase (“long position”) and sell (“short position”) agency securities on a forward basis (“TBA positions”). The following tables summarize our net long and (short) TBA positions as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$250,695	$248,357	$(2,338)
3.0%	31,952	32,953	32,760	(193)
Subtotal	279,929	283,648	281,117	(2,531)
30-Year
3.0%	378,200	391,402	375,714	(15,688)
3.5%	(133,828)	(136,618)	(137,253)	(635)
4.0%	340,623	357,640	358,037	397
4.5%	21,117	22,733	22,701	(32)
Subtotal	606,112	635,157	619,199	(15,958)
Portfolio total	$886,041	$918,805	$900,316	$(18,489)

	December 31, 2015
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$9,827	$9,926	$9,905	$(21)
3.0%	(98,270)	(101,438)	(101,233)	205
3.5%	7,422	7,792	7,772	(20)
Subtotal	(81,021)	(83,720)	(83,556)	164
30-Year
3.0%	417,300	416,438	416,934	496
3.5%	(157,316)	(163,145)	(162,428)	717
4.0%	(121,993)	(128,534)	(129,103)	(569)
4.5%	2,908	3,142	3,141	(1)
Subtotal	140,899	127,901	128,544	643
Portfolio total	$59,878	$44,181	$44,988	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2016, our TBA position with a net long notional of $0.9 billion had a net carrying value of $(18.5) million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
Non-Agency Investments
Non-agency security yields are based on our estimates of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of December 31, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$330,507	$322,535	3.20%	5.75%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	487,540	455,263	2.27%	6.72%	635,840	620,734	2.12%	5.68%
> 7 years	316,422	301,565	4.10%	6.28%	551,924	559,292	3.53%	5.51%
Total	$1,134,469	$1,079,363	3.00%	6.31%	$1,557,671	$1,543,113	2.84%	5.51%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of December 31, 2016, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. Credit ratings are based on the par value of the non-agency securities. However, the legacy non-agency securities in our portfolio were generally purchased at a significant discount to par value. The following table summarizes the credit ratings of our non-agency securities as of December 31, 2016 and 2015:

Credit Rating (1)	December 31, 2016	December 31, 2015
AAA	—%	13%
AA	1%	—%
A	1%	—%
BBB	2%	4%
BB	10%	4%
B	18%	8%
Below B	35%	33%
Not Rated	33%	38%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 77% and 78% as of December 31, 2016 and 2015, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of December 31, 2016 and 2015, 13% and 15%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 9% and 12% as of December 31, 2016 and 2015, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2016 and 2015 (fair value dollars in thousands):

December 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$181,267	$86.19	124	71%	738	7%	23%
CRT	317,532	100.34	27	75%	755	—%	22%
Alt-A	345,586	65.95	134	76%	710	13%	17%
Option-ARM	180,169	76.67	128	76%	705	18%	9%
Subprime	92,195	99.17	122	100%	587	57%	13%
CMBS	17,720	98.84	2	55%	NA	—%	—%
Total	$1,134,469	$81.88	98	77%	705	13%	18%

December 31, 2015
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$411,780	$93.35	65	71%	750	4%	17%
CRT	361,028	100.69	19	76%	754	—%	11%
Alt-A	430,679	68.09	123	76%	712	15%	13%
Option-ARM	150,014	75.69	118	75%	707	20%	11%
Subprime	204,170	94.56	112	104%	582	58%	19%
Total	$1,557,671	$84.96	82	78%	714	15%	14%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of December 31, 2016 and 2015:

	December 31,
	2016	2015
California	36%	35%
Florida	8%	8%
New York	5%	5%
Virginia	4%	4%
New Jersey	4%	4%
Total	57%	56%

Mortgage Servicing Rights
Our wholly-owned subsidiary RCS has approvals from Fannie Mae and Freddie Mac to hold and manage MSR, which represent the right to service mortgage loans. We did not originate the mortgage loans underlying our MSR. As of December 31, 2016, our MSR had a fair market value of $49.8 million.

The following table summarizes certain underlying loan characteristics for our purchased MSR as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Unpaid principal balance (in thousands)	$5,259,088	$6,380,498
Number of loans	27,012	31,336
Average Loan Size (in thousands)	$195	$204
Average Loan Age (months)	46	34
Average Coupon	3.78%	3.79%
Average Original Loan-to-Value	74%	75%
Average Original FICO	760	760
60+ delinquencies	0.46%	0.26%

Investments in Real Property

During May 2016, our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”), invested in a portfolio of five skilled nursing facilities with 642 beds located in Texas for total consideration of $48 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

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

Under RIDEA, a REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident level rents and related operating expenses are subject to federal and state income taxes as the operations of such facilities are included in a TRS.

During the fourth quarter, CHI invested in a portfolio of four senior housing facilities with 134 beds located in Minnesota and Wisconsin for total consideration of $24.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.

We finance our real estate investments through secured debt. As of December 31, 2016, we had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and a weighted average interest rate of 4.58%.

Financing and Hedging
As of December 31, 2016 and 2015, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,215,151	1.00%	159	$2,728,065	0.60%	243
Non-agency securities	755,665	2.23%	23	936,650	1.86%	27
Total repurchase agreements	$2,970,816	1.31%	125	$3,664,715	0.92%	188

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,304,341	1.52%	15	$2,045,776	0.97%	15
> 1 to ≤ 2 months	830,099	1.16%	41	504,348	1.01%	42
> 2 to ≤ 3 months	508,047	1.07%	78	363,365	0.90%	78
> 3 to ≤ 6 months	63,329	0.93%	114	—	N/A	N/A
> 6 to ≤ 9 months	—	N/A	N/A	100,000	0.78%	259
> 9 to ≤ 12 months	—	N/A	N/A	136,226	0.77%	334
> 12 months	265,000	1.32%	1023	515,000	0.72%	1040
Total repurchase agreements	$2,970,816	1.31%	125	$3,664,715	0.92%	188

Our subsidiary Woodmont is a member of the FHLB of Des Moines. As of December 31, 2016, Woodmont had $273.7 million in outstanding secured advances with the FHLB of Des Moines, with a weighted average borrowing rate of 0.67%, floating interest rate resets and a one month cancellation feature, which matured in February 2017. These advances were collateralized by $286.7 million in agency securities as of December 31, 2016.
The Company's FHLB advances matured in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership. We do not expect this development to have a material impact on our ability to finance our investment activities.

As of December 31, 2016 and 2015, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

December 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,865,000	$8,366	1.14%	0.92%	1.8
> 3 to ≤ 5 years	475,000	3,403	1.78%	0.93%	4.8
> 5 to ≤ 7 years	510,000	7,883	1.78%	0.89%	5.8
> 7 years	125,000	2,639	2.08%	0.91%	9.7
Total	$2,975,000	$22,291	1.39%	0.92%	3.3

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.2 years from December 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.35% and 1.36% as of December 31, 2016 and 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.
The following tables present certain information about our interest rate swaption agreements as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “total adjusted cost of funds,” “net spread and dollar roll income,” “net spread and dollar roll income, excluding 'catch-up' premium amortization,” “estimated taxable income” and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as “cost of funds” and “net interest rate spread.”

“Total adjusted cost of funds” is measured as interest expense (GAAP measure) adjusted to include other interest rate swap periodic costs. “Net spread and dollar roll income” is measured as (i) net interest income (GAAP measure) adjusted to include other interest rate swap periodic costs, TBA dollar roll income and dividends on REIT equity securities (referred to as “adjusted net interest and dollar roll income”) less (ii) total operating expenses (GAAP measure) adjusted to exclude non-recurring transaction costs. “Net spread and dollar roll income, excluding 'catch-up' premium amortization,” further excludes retrospective “catch-up” adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

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

Specifically, in the case of “adjusted net interest and dollar roll income,” we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gains (losses) in our consolidated statements of operations, are economically equivalent to holding and financing generic agency MBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements, which are recognized under GAAP in other gains (losses), is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and inclusion of all periodic interest rate swap settlement costs is more indicative of our total cost of funds than interest expense alone. In the case of “net spread and dollar roll income, excluding 'catch-up' premium amortization,” we believe the exclusion of “catch-up” adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of non-recurring costs reported in general and administrative expenses associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC is meaningful as they are not representative of ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information as it is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

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

The table below presents our consolidated statements of operations during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Interest income:
Agency securities	$77,798	$99,042	$118,764
Non-agency securities	69,391	74,789	64,282
Other	581	287	312
Interest expense	(39,582)	(30,800)	(28,631)
Net interest income	108,188	143,318	154,727

Servicing:
Servicing income	21,308	48,638	45,873
Servicing expense	(38,998)	(66,005)	(61,086)
Net servicing loss	(17,690)	(17,367)	(15,213)

Healthcare:
Healthcare real estate income	6,059	—	—
Healthcare real estate expense	(5,400)	—	—
Net healthcare real estate income	659	—	—

Other gains (losses):
Realized gain (loss) on agency securities, net	3,775	(2,790)	(8,263)
Realized gain on non-agency securities, net	5,947	5,673	39,080
Realized loss on periodic settlements of interest rate swaps, net	(10,337)	(16,437)	(20,388)
Realized loss on other derivatives and securities, net	(96,709)	(45,901)	(20,445)
Unrealized gain (loss) on agency securities, net	(14,710)	(28,095)	187,921
Unrealized gain (loss) on non-agency securities, net	40,547	(43,153)	(26,375)
Unrealized gain (loss) on other derivatives and securities, net	63,389	2,056	(98,654)
Unrealized loss on mortgage servicing rights	(10,746)	(415)	(7,611)
Impairment of intangible assets	(5,000)	(10,000)	—
Total other gains (losses), net	(23,844)	(139,062)	45,265
Expenses:
Management fees	14,509	17,225	17,641
General and administrative expenses	9,258	7,980	7,721
Total expenses	23,767	25,205	25,362
Income (loss) before provision for income tax	43,546	(38,316)	159,417
Benefit from (provision for) excise and income tax	125	(42)	(238)
Net income (loss)	43,671	(38,358)	159,179
Dividend on preferred stock	(4,468)	(4,468)	(2,718)
Noncontrolling interest in net income	(2)	—	—
Net income (loss) available to common stockholders	$39,201	$(42,826)	$156,461

Net income (loss) per common share — basic	$0.85	$(0.85)	$3.06
Net income (loss) per common share — diluted	$0.85	$(0.85)	$3.06

Weighted average number of common shares outstanding — basic	46,005	50,506	51,176
Weighted average number of common shares outstanding — diluted	46,008	50,519	51,192

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015
Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2016			2015
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,028,307	2.57%	$77,798	$3,817,686	2.59%	$99,042
Non-agency securities	1,270,040	5.46%	69,391	1,361,149	5.49%	74,789
Total	$4,298,347	3.42%	$147,189	$5,178,835	3.36%	$173,831
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$(21,244)	$(20,479)	$(765)
Non-agency securities	(5,398)	(4,991)	(407)
Total	$(26,642)	$(25,470)	$(1,172)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS and non-agency securities decreased by $(21.2) million and $(5.4) million, respectively, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to reduced average balances.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.1% and 8.5% as of December 31, 2016 and 2015, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 11.4% and 9.4% for the years ended December 31, 2016 and 2015, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $25.4 million and $27.9 million for the years ended December 31, 2016 and 2015, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $(1.9) million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. The amortized cost basis of our agency RMBS portfolio was 104.9% and 105.3% of par value as of December 31, 2016 and 2015, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $132.7 million and $162.7 million as of December 31, 2016 and 2015, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $27.6 million and $35.6 million for the years ended December 31, 2016 and 2015, respectively. The weighted average cost basis of the non-agency portfolio was 85.3% and 87.7% of par as of December 31, 2016 and 2015, respectively. The total net discount remaining was $185.7 million and $216.4 million, with $97.3 million and $113.8 million designated as credit reserves as of December 31, 2016 and 2015, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 4.8x and 4.5x our stockholders' equity, excluding investments in RCS and real property as of December 31, 2016 and 2015, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods since December 31, 2014 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
December 31, 2015	$4,239,674	$4,509,693	$4,107,615	0.88%	4.4x	4.4x	4.5x
September 30, 2015	$4,118,008	$4,921,925	$4,067,133	0.74%	4.1x	4.2x	4.7x
June 30, 2015	$4,664,051	$4,994,918	$4,532,751	0.66%	4.4x	4.2x	4.1x
March 31, 2015	$4,994,683	$5,206,437	$4,994,874	0.62%	4.6x	4.3x	4.5x
December 31, 2014	$4,610,643	$4,757,415	$4,717,995	0.61%	4.3x	4.4x	4.6x
————————

(1)
Excludes repurchase agreements collateralized by U.S. Treasury securities and borrowings related to our healthcare investments, but includes advances from the Federal Home Loan Bank collateralized by agency and non-agency securities.

(2)
Average leverage during the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investment in RCS and healthcare real estate investments.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders' equity at period end, less our investment in RCS and healthcare real estate investments.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position, and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investment in RCS and healthcare real estate investments.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2016, we had a net long TBA position with a notional market value of $900.3 million and an underlying cost basis of $918.8 million.

Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $39.6 million and $30.8 million for the years ended December 31, 2016 and 2015, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $10.3 million and $16.4 million for the years ended December 31, 2016 and 2015, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2016			2015
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,677,854	1.07%	$39,582	$4,500,978	0.68%	$30,800
Interest rate swaps	1,852,692	0.56%	10,337	1,609,231	1.02%	16,437
Total adjusted cost of funds		1.34%	$49,919		1.05%	$47,237
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the years ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31, 2016 vs. 2015
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements and FHLB advances	$8,782	$(4,111)	$12,893
Interest rate swaps	(6,100)	3,079	(9,179)
Total adjusted cost of funds	$2,682	$(1,032)	$3,714
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds of $2.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was attributable to higher funding rates on our repurchase agreements and FHLB advances and higher interest rate swap average notional balances, offset, in part by, lower average financing balances and lower pay-fixed swap net interest rates.

Servicing Income and Expense
The following table presents the components of servicing income and expense for the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Servicing fee income	$17,836	$32,681
Incentive, ancillary and other income	3,472	15,957
Servicing income	21,308	48,638

Employee compensation and benefit costs	16,624	31,039
Facility costs	2,641	10,194
Realization of cash flows from MSR	10,335	10,033
Other servicing costs	9,398	14,739
Servicing expense	38,998	66,005

Net servicing loss	$(17,690)	$(17,367)

While gross servicing revenues and expenses decreased significantly for 2016 compared to 2015 as a result of the transfer of assets and operations to Ditech during the first quarter of 2016, RCS incurred a net servicing loss of $17.7 million, in line with 2015. Additionally, we recorded unrealized losses on MSR of $10.7 million and a $5.0 million impairment charge on intangible assets based on a revised estimated fair value of RCS’ servicing licenses and approvals.
Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the year ended December 31, 2016 (dollars in thousands):

For the Year Ended December 31, 2016
Lease income	$3,626
Rental income	2,433
Healthcare real estate income	6,059

Interest expense	1,814
Depreciation	1,312
Acquisition costs	890
Tenant expenses	1,384
Healthcare real estate expense	5,400
Net healthcare real estate income	$659

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the years ended December 31, 2016 and 2015 were largely driven by reductions in and rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the two years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Proceeds from agency securities sold	$1,374,242	$2,245,959
Less agency securities sold, at cost	(1,370,467)	(2,248,749)
Realized gain (loss) on agency securities, net	$3,775	$(2,790)

Gross realized gains on sale of agency securities	$9,291	$10,867
Gross realized losses on sale of agency securities	(5,516)	(13,657)
Realized gain (loss) on agency securities, net	$3,775	$(2,790)
The following table is a summary of our net realized gains and losses on non-agency securities during the two years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Proceeds from non-agency securities sold	$725,311	$440,075
Increase (decrease) in receivable for securities sold	(2,565)	2,565
Less: non-agency securities sold, at cost	(716,799)	(436,967)
Realized gain on non-agency securities, net	$5,947	$5,673

Gross realized gain on sale of non-agency securities	$12,129	$8,869
Gross realized loss on sale of non-agency securities	(6,182)	(3,196)
Realized gain on non-agency securities, net	$5,947	$5,673

Unrealized net losses of $(14.7) million on agency RMBS for the year ended December 31, 2016 and unrealized net gains of $40.5 million on non-agency securities for the year ended December 31, 2016, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Realized loss on periodic settlements of interest rate swaps, net	$(10,337)	$(16,437)
Realized loss on other derivatives and securities:
Interest rate swaps	$(80,762)	$(53,114)
Interest rate swaptions	(1,307)	(4,049)
TBA securities	(3,422)	22,727
U.S. Treasury securities	4,504	8,323
U.S. Treasury futures	(2,223)	(4,695)
Short sales of U.S. Treasury securities	(14,303)	(15,544)
Agency mortgage REIT equity investments	1,640	—
Interest only swaps	139	199
Credit default swaps	(1,461)	125
Other, net	486	127
Total realized loss on other derivatives and securities, net	$(96,709)	$(45,901)
Unrealized gain on other derivatives and securities:
Interest rate swaps	$73,646	$9,662
Interest rate swaptions	813	156
TBA securities	(19,295)	(10,825)
U.S. Treasury securities	(7)	(1,428)
U.S. Treasury futures	(1,079)	2,146
Short sales of U.S. Treasury securities	11,955	1,757
Interest only swaps	11	(307)
Credit default swaps	(2,655)	895
Total unrealized gain on other derivatives and securities, net	$63,389	$2,056

Net losses on pay-fixed interest rate swaps, swaptions and short positions in U.S. Treasury securities and futures during the year ended December 31, 2016 were due primarily to a decrease in interest rates during the first half of 2016. Net losses on TBA securities were due primarily to the increase in interest rates during the fourth quarter of 2016.
For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 7 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $14.5 million and $17.2 million during the years ended December 31, 2016 and 2015, respectively. The period-over-period decrease for the years ended December 31, 2016 and 2015 was a function of lower average equity, primarily as a result of realized losses and share repurchases.
General and administrative expenses were $9.3 million and $8.0 million during the years ended December 31, 2016 and 2015, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses. General and administrative expenses during the year ended December 31, 2016 include $1.7 million of non-recurring costs associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC Investment Corp.

Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.5% and 2.3% for the years ended December 31, 2016 and 2015, respectively. The increase for the year ended December 31, 2016 was primarily driven by the non-recurring strategic review costs.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $49.9 million and $86.4 million (or $1.08 and $1.71 per common share) for the years ended December 31, 2016 and 2015, respectively.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts).

	For the Years Ended December 31,
	2016	2015
Net income (loss)	$43,671	$(38,358)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	14,710	28,095
Non-agency securities	(40,547)	43,153
Derivatives, MSR and other securities	(52,643)	(1,641)
Amortization / accretion	(3,873)	(13,621)
Capital losses (gains) in excess of capital gains (losses) (1)	(8,608)	(17,942)
Realized losses, net (1)	79,312	63,444
Taxable REIT subsidiary loss and other	22,352	27,728
Total book to tax difference	10,703	129,216
Estimated taxable income	54,374	90,858
Dividend on preferred stock	(4,468)	(4,468)
Estimated taxable income available to common stockholders	$49,906	$86,390

Weighted average number of common shares outstanding — basic	46,005	50,506
Weighted average number of common shares outstanding — diluted	46,008	50,519

Estimated taxable income per common share - basic and diluted	$1.08	$1.71
Estimated cumulative undistributed REIT taxable income per common share	$(0.48)	$0.04

Beginning cumulative non-deductible capital losses	$126,955	$144,897
Current period net capital loss (gain)	(8,608)	(17,942)
Ending cumulative non-deductible capital losses	$118,347	$126,955
Ending cumulative non-deductible capital losses per common share	$2.58	$2.67
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.19 per common share for the year ended December 31, 2016, respectively, which will reduce our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(1.75) per common share, for the year ended December 31, 2016, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net taxable interest income.
We believe that providing investors with estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because estimated taxable income is an incomplete measure of our financial performance and involves differences from net income computed in accordance with

GAAP, this non-GAAP financial information should be considered supplementary to, and not a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of estimated taxable income may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
We declared dividends of $1.60 and $1.80 per common share for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we have distributed all of our 2016 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2016.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of December 31, 2016, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $109.1 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2016 were approximately $50.3 million, with respect to which RCS has provided a full valuation allowance.
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015
Interest income:
Agency securities	$77,798	$99,042
Non-agency securities and other	69,972	75,076
Interest expense	(39,582)	(30,800)
Net interest income	108,188	143,318
Dividend income from investments in agency mortgage REIT equity securities (1)	244	—
Realized loss on periodic settlements of interest rate swaps, net	(10,337)	(16,437)
Dollar roll income	13,112	6,960
Adjusted net interest and dollar roll income	111,207	133,841
Operating expenses	(23,767)	(25,205)
Less: strategic review costs	1,745	—
Net spread and dollar roll income	89,185	108,636
Dividend on preferred stock	(4,468)	(4,468)
Net spread and dollar roll income available to common stockholders	84,717	104,168
Estimated “catch-up” premium amortization cost due to change in CPR forecast	1,924	(886)
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$86,641	$103,282

Weighted average number of common shares outstanding - basic	46,005	50,506
Weighted average number of common shares outstanding - diluted	46,008	50,519

Net spread and dollar roll income per common share- basic and diluted	$1.84	$2.06
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$1.88	$2.04
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income excluding catch up amortization decreased $(0.16) per common share for the year ended December 31, 2016 compared to the year ended December 31, 2015 due primarily to lower average investment balances and higher funding costs.

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

As of December 31, 2015, RCS managed a servicing portfolio of approximately 64,000 loans, representing approximately $13 billion in unpaid principal balances. During the period, RCS provided full end-to-end services for mortgage servicing solutions, including (i) loan acquisition and boarding, (ii) customer service, collections and loss mitigation, and (iii) foreclosure and real-estate owned services. We have elected to treat our investment in RCS as a TRS, and RCS is therefore subject to corporate income tax on its earnings.
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
The following table is a summary of our net realized losses on agency RMBS during the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Proceeds from agency securities sold	$2,245,959	$2,277,424
Decrease in receivable for agency securities sold	—	(608,646)
Less agency securities sold, at cost	(2,248,749)	(1,677,041)
Realized loss on agency securities, net	$(2,790)	$(8,263)

Gross realized gains on sale of agency securities	$10,867	$10,706
Gross realized losses on sale of agency securities	(13,657)	(18,969)
Realized loss on agency securities, net	$(2,790)	$(8,263)

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

Unrealized net gains (losses) of $(28.1) million and $187.9 million on agency RMBS for the years ended December 31, 2015 and 2014, respectively, and unrealized net losses of $(43.2) million and $(26.4) million on non-agency securities for the years ended December 31, 2015 and 2014, respectively.

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

Realized and unrealized net losses on interest rate swaps and swaptions of $(43.5) million and $(3.9) million, respectively, for the year ended December 31, 2015 were due primarily to a decrease in swap rates during the first quarter when average swap notional balances were larger than during the remainder of the year. Realized and unrealized net gains on TBA securities of $11.9 million during the year ended December 31, 2015 were due mainly to the decrease in longer term interest rates during the first and third quarters of 2015. For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 7 to our consolidated financial statements in this Annual Report on Form 10-K.
Impairment of Intangible Asset

During the year ended December 31, 2015, we recorded a $10.0 million intangible asset impairment charge based on a revised estimated fair value of RCS’ servicing licenses and approvals.  We reduced our estimate of the intangible asset’s fair value as a result of certain financial and economic factors, including anticipated acquisitions of mortgage servicing rights. The fair value of intangible assets of December 31, 2015 was estimated based upon a combination of internal models and third party inputs.

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
We believe that providing investors with estimated taxable income and certain financial metrics derived from such non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making, as estimated taxable income has an impact on the amount of dividends we are required to distribute over time in order to maintain our REIT tax qualification status. However, because estimated taxable income is an incomplete measure of our financial performance and involves differences from net income computed in accordance with GAAP, this non-GAAP financial information should be considered supplementary to, and not a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of estimated taxable income may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
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
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014
Interest income:
Agency securities	$99,042	$118,764
Non-agency securities and other	75,076	64,594
Interest expense	(30,800)	(28,631)
Net interest income	143,318	154,727
Dividend income from investments in agency mortgage REIT equity securities (1)	—	1,840
Realized loss on periodic settlements of interest rate swaps, net	(16,437)	(20,388)
Dollar roll income	6,960	26,479
Adjusted net interest and dollar roll income	133,841	162,658
Operating expenses	(25,205)	(25,362)
Net spread and dollar roll income	108,636	137,296
Dividend on preferred stock	(4,468)	(2,718)
Net spread and dollar roll income available to common stockholders	104,168	134,578
Estimated “catch-up” premium amortization cost due to change in CPR forecast	(886)	3,119
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$103,282	$137,697

Weighted average number of common shares outstanding - basic	50,506	51,176
Weighted average number of common shares outstanding - diluted	50,519	51,192

Net spread and dollar roll income per common share- basic and diluted	$2.06	$2.63
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$2.04	$2.69
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income excluding catch up amortization decreased (0.65) per common share for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to reduced dollar roll and agency RMBS interest income and higher funding costs.

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

Common Stock Repurchase Program

In October 2016, our Board of Directors terminated the Company's existing stock repurchase plan that was due to expire December 31, 2016, and replaced it with a new stock repurchase plan. Under the new stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. As of December 31, 2016, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

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

During the year ended December 31, 2016 we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 3.7x and 4.4x the amount of our stockholders’ equity less our investments in RCS and real property as of December 31, 2016 and 2015, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of December 31, 2016, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 21% of our equity at risk as of December 31, 2016.
As of December 31, 2016, borrowings under repurchase agreements of $2.2 billion and $0.8 billion, with weighted average remaining days to maturity of 159 days and 23 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2016. Please refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2016.

	December 31, 2016
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	67%
Asia	5	13%
Europe	10	20%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2016, haircuts on our pledged collateral remained stable and, as of December 31, 2016, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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

As of December 31, 2016, we had met all margin requirements and had unrestricted cash and cash equivalents of $123.6 million and unpledged securities of approximately $204.5 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2016.
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
See Notes 2 and 7 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2016 and the related activity for the year ended December 31, 2016.

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

We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both December 31, 2016 and 2015.

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

Notes Payable

We finance the acquisition of our healthcare related real estate investments primarily through the use of secured mortgage debt.

TBA Dollar Roll Transactions

We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Annual Report on Form 10-K. Inclusive of our net TBA position as of December 31, 2016, our total “at risk” leverage, net of unsettled securities, was 4.8x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2016, we had a net long TBA position with a cost basis of $918.8 million and fair value of the securities underlying our net long TBA position of $900.3 million.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2016, approximately 85% of our agency RMBS portfolio was eligible for TBA delivery.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances, secured debt and interest expense on financing agreements as of December 31, 2016 (in thousands):

	Year of Maturity
	2017	2018	2019	2026
Repurchase agreements	$2,705,816	$—	$265,000	$—
Federal Home Loan Bank advances	273,700	—	—	—
Secured debt	17,575	33,418	—	16,650
Accrued interest	3,398	149	715	66
Total	$3,000,489	$33,567	$265,715	$16,716

Additionally, RCS has entered into an office lease agreement through May 31, 2017. The lease is classified as an operating lease and is structured to require the monthly payment of minimum rent in advance, subject to periodic increases during the term of the lease.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk, credit risk and risks related to our healthcare and other senior living real estate investments.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2016 and 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
December 31, 2016
+100 basis points	6.7%	(1.6)%	(8.1)%
+50 basis points	3.5%	(0.7)%	(3.7)%
-50 basis points	(3.5)%	0.5%	2.4%
-100 basis points	(10.2)%	0.5%	2.8%
December 31, 2015
+100 basis points	(3.1)%	(1.1)%	(5.7)%
+50 basis points	(1.2)%	(0.5)%	(2.5)%
-50 basis points	0.1%	0.2%	1.3%
-100 basis points	(4.5)%	0.1%	0.7%
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
Spread Risk
When the market spread between the yield on our RMBS and benchmark interest rates widens, our net asset value could decline if the value of our RMBS falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net asset value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.7 years and 5.4 years for agency RMBS and 4.6 years and 4.9 years for non-agency securities based on interest rates and securities prices as of December 31, 2016 and 2015, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2016
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%
December 31, 2015
-25 basis points	0.9%	4.7%
-10 basis points	0.4%	1.9%
+10 basis points	(0.4)%	(1.9)%
+25 basis points	(0.9)%	(4.7)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2016
-50 basis points	0.5%	2.8%
-25 basis points	0.3%	1.4%
+25 basis points	(0.3)%	(1.4)%
+50 basis points	(0.5)%	(2.8)%
December 31, 2015
-50 basis points	0.8%	4.1%
-25 basis points	0.4%	2.1%
+25 basis points	(0.4)%	(2.1)%
+50 basis points	(0.8)%	(4.1)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements and FHLB advances are agency and non-agency securities and cash. As of December 31, 2016, we had unrestricted cash and cash equivalents of $123.6 million and unpledged securities of approximately $204.5 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Risks Related to Healthcare and Other Senior Living Investments.
Our healthcare and other senior living real estate investments are exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or, for debt investments, of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments are heavily dependent upon the successful operation of the facilities by our counterparties. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.
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

The consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MTGE Investment Corp.

We have audited MTGE Investment Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MTGE Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MTGE Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTGE Investment Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of MTGE Investment Corp., and our report dated February 27, 2017 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young LLP
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MTGE Investment Corp.

We have audited the accompanying consolidated balance sheets of MTGE Investment Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTGE Investment Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTGE Investment Corp.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

McLean, Virginia     /s/ Ernst & Young LLP
February 27, 2017

MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
Assets:
Agency securities, at fair value (including pledged securities of $2,713,274 and $3,174,675, respectively)	$2,803,168	$3,217,252
Non-agency securities, at fair value (including pledged securities of $1,019,834 and $1,435,931, respectively)	1,134,469	1,557,671
U.S. Treasury securities, at fair value (including pledged securities of $20,209 and $0, respectively)	20,209	—
Land	5,646	—
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	81,780	—
Cash and cash equivalents	123,640	169,319
Restricted cash and cash equivalents	13,005	95,636
Interest receivable	9,767	11,629
Derivative assets, at fair value	29,048	8,151
Receivable for securities sold	—	2,565
Receivable under reverse repurchase agreements	487,469	281,618
Mortgage servicing rights, at fair value	49,776	83,647
Other assets	39,178	54,914
Total assets	$4,797,155	$5,482,402
Liabilities:
Repurchase agreements	$2,970,816	$3,664,715
Federal Home Loan Bank advances	273,700	442,900
Secured debt, net of deferred financing costs	66,527	—
Derivative liabilities, at fair value	27,820	58,850
Dividend payable	19,436	20,167
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	474,935	266,001
Accounts payable and other accrued liabilities	30,876	38,657
Total liabilities	3,864,110	4,491,290
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 and 47,626 shares issued and outstanding, respectively	458	476
Additional paid-in capital	1,122,493	1,146,797
Retained deficit	(243,260)	(209,200)
Total stockholders’ equity	932,730	991,112
Noncontrolling interests	315	—
Total equity	933,045	991,112
Total liabilities and equity	$4,797,155	$5,482,402
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Interest income:
Agency securities	$77,798	$99,042	$118,764
Non-agency securities	69,391	74,789	64,282
Other	581	287	312
Interest expense	(39,582)	(30,800)	(28,631)
Net interest income	108,188	143,318	154,727

Servicing:
Servicing income	21,308	48,638	45,873
Servicing expense	(38,998)	(66,005)	(61,086)
Net servicing loss	(17,690)	(17,367)	(15,213)

Healthcare:
Healthcare real estate income	6,059	—	—
Healthcare real estate expense	(5,400)	—	—
Net healthcare real estate income	659	—	—

Other gains (losses):
Realized gain (loss) on agency securities, net	3,775	(2,790)	(8,263)
Realized gain on non-agency securities, net	5,947	5,673	39,080
Realized loss on periodic settlements of interest rate swaps, net	(10,337)	(16,437)	(20,388)
Realized loss on other derivatives and securities, net	(96,709)	(45,901)	(20,445)
Unrealized gain (loss) on agency securities, net	(14,710)	(28,095)	187,921
Unrealized gain (loss) on non-agency securities, net	40,547	(43,153)	(26,375)
Unrealized gain (loss) on other derivatives and securities, net	63,389	2,056	(98,654)
Unrealized loss on mortgage servicing rights	(10,746)	(415)	(7,611)
Impairment of intangible assets	(5,000)	(10,000)	—
Total other gains (losses), net	(23,844)	(139,062)	45,265
Expenses:
Management fees	14,509	17,225	17,641
General and administrative expenses	9,258	7,980	7,721
Total expenses	23,767	25,205	25,362
Income (loss) before provision for income tax	43,546	(38,316)	159,417
Benefit from (provision for) excise and income tax	125	(42)	(238)
Net income (loss)	43,671	(38,358)	159,179
Dividend on preferred stock	(4,468)	(4,468)	(2,718)
Noncontrolling interest in net income	(2)	—	—
Net income (loss) available to common stockholders	$39,201	$(42,826)	$156,461

Net income (loss) per common share — basic	$0.85	$(0.85)	$3.06
Net income (loss) per common share — diluted	$0.85	$(0.85)	$3.06

Weighted average number of common shares outstanding — basic	46,005	50,506	51,176
Weighted average number of common shares outstanding — diluted	46,008	50,519	51,192
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	51,356	$514	$1,201,826	$(99,620)	$—	$1,102,720
Net income	—	—	—	—	—	159,179	—	159,179
Issuance of preferred stock	2,200	53,039	—	—	—	—	—	53,039
Repurchase of common stock	—	—	(214)	(3)	(4,205)	—	—	(4,208)
Stock-based compensation	—	—	23	1	939	—	—	940
Preferred dividends declared	—	—	—	—	—	(2,718)	—	(2,718)
Common dividends declared	—	—	—	—	—	(132,983)	—	(132,983)
Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$—	$1,175,969
Net loss	—	—	—	—	—	(38,358)	—	(38,358)
Repurchase of common stock	—	—	(3,592)	(36)	(53,321)	—	—	(53,357)
Stock-based compensation	—	—	53	—	1,558	—	—	1,558
Preferred dividends declared	—	—	—	—	—	(4,468)	—	(4,468)
Common dividends declared	—	—	—	—	—	(90,232)	—	(90,232)
Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$—	$991,112
Net income	—	—	—	—	—	43,669	2	43,671
Issuance of noncontrolling interests	—	—	—	—	—	—	328	328
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	175	2	2,128	—	—	2,130
Preferred dividends declared	—	—	—	—	—	(4,468)	—	(4,468)
Common dividends declared	—	—	—	—	—	(73,261)	—	(73,261)
Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,671	$(38,358)	$159,179
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	25,360	27,903	35,570
Accretion of net discount on non-agency securities	(27,563)	(35,643)	(40,613)
Depreciation of buildings, furnitures, fixtures and equipment	1,295	—	—
Realization of cash flows from MSR	10,335	10,033	5,128
Unrealized loss (gain) on securities, MSR and derivatives, net	(78,480)	69,607	(55,281)
Realized loss (gain) on agency securities, net	(3,775)	2,790	8,263
Realized gain on non-agency securities, net	(5,947)	(5,673)	(39,080)
Realized loss on other derivatives and securities, net	107,791	62,429	42,673
Impairment of intangible assets	5,000	10,000	—
Stock-based compensation	2,130	1,558	940
Decrease in interest receivable	1,862	3,620	5,371
Decrease in other assets	10,339	8,278	10,290
Increase (decrease) in operating accounts payable and other accrued liabilities	(4,672)	1,045	(733)
Net cash flows from operating activities	87,346	117,589	131,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(1,441,596)	(1,694,529)	(761,638)
Purchases of non-agency securities	(429,534)	(1,069,186)	(825,487)
Purchases of healthcare real estate investments	(94,561)	—	—
Purchases of MSR, net of purchase price adjustments	—	(4,291)	(89,696)
Proceeds from sale of agency securities	1,374,242	2,245,959	2,277,424
Proceeds from sale of non-agency securities	725,311	440,075	583,345
Principal collections on agency securities	445,143	506,914	544,246
Principal collections on non-agency securities	204,047	235,872	137,843
Net payments on reverse repurchase agreements	(205,851)	(67,219)	(191,663)
Purchases of U.S. Treasury securities	(1,313,702)	(5,470,830)	(5,070,401)
Proceeds from sale of U.S. Treasury securities	1,506,212	6,282,497	5,123,755
Payments for the termination of interest rate swaps	(80,762)	(53,114)	(13,952)
Decrease (increase) in restricted cash and cash equivalents	82,631	(13,492)	(61,139)
Other investing cash flows, net	(19,352)	5,648	33,300
Net cash flows from investing activities	752,228	1,344,304	1,685,937
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(78,460)	(108,907)	(134,881)
Proceeds from preferred stock offerings, net of offering costs	—	—	53,039
Net payments for repurchase of common shares	(26,452)	(53,357)	(4,208)
Issuance of noncontrolling interest	328	—	—
Distributions to noncontrolling interest	(15)	—	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	27,829,137	47,270,579	41,501,632
Repayments on repurchase agreements and Federal Home Loan Bank advances	(28,676,318)	(48,604,320)	(43,236,193)
Proceeds from note payable, net of deferred financing costs	66,709	—	—
Repayments of note payable	(182)	—	—
Net cash used in financing activities	(885,253)	(1,496,005)	(1,820,611)
Net decrease in cash and cash equivalents	(45,679)	(34,112)	(2,967)
Cash and cash equivalents at beginning of the period	169,319	203,431	206,398
Cash and cash equivalents at end of period	$123,640	$169,319	$203,431
Supplemental disclosure to cash flow information:
Interest paid	$40,691	$29,968	$29,447
Taxes paid	$731	$125	$580
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

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity investments in properties subject to long-term triple-net leases with third party operators and debt investments in skilled nursing and senior housing properties secured by mortgages on the underlying real estate and personal property.
Our objective is to provide attractive risk-adjusted returns to our stockholders through a combination of dividends and net asset value appreciation. In pursuing this objective, we rely on our Manager’s expertise to construct and manage a diversified investment portfolio by identifying asset classes that, when properly financed and hedged, are designed to produce attractive risk-adjusted returns across a variety of market conditions and economic cycles.
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

Restricted Cash and Cash Equivalents

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.

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

Real Property Owned

We account for our acquisitions of real property as business combinations. The purchase price is allocated to tangible and intangible assets based on their respective fair values, with acquisition costs expensed as incurred. Tangible assets primarily consist of land, buildings and furniture, fixtures and equipment. Depreciable tangible assets are depreciated on a straight-line basis over their estimated useful lives, which can range from 3 years for furniture, fixtures and equipment to 40 years for buildings.
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

Goodwill is expected to be deductible for income tax purposes over a 15 year amortization period.

Healthcare Real Estate Income

Healthcare real estate income consists primarily of lease and rental income. For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight line basis over the lease term when collectability is reasonably assured. Recognizing lease income on a straight line basis results in a difference in the timing of revenue amounts from what is contractually due. If the Company determines that collectability of straight line lease income is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

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

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 13 for disclosure on the terms of the management agreement.
Derivatives
We utilize a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net asset value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward (“TBA”) contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as synthetic total return swaps.
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
We recognize all derivative instruments as either assets or liabilities on our consolidated balance sheets, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.

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

Income Taxes

We elected to be taxed as a REIT under the provisions of the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is generally not subject to U.S. federal and state corporate income tax on its earnings to the extent that it distributes its annual taxable net income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's Federal income tax return and paid to stockholders by the last day of the subsequent year, however, we may still be subject to a non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws.

We and certain of our domestic subsidiaries have made joint elections to treat the subsidiaries as taxable REIT subsidiaries (“TRS”). As such, these subsidiaries are subject to U.S. federal and state corporate income tax.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes. To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-02 is effective for the Company on January 1, 2019 and is not expected to have a significant impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15 which addresses several classification issues related to the statement of cash flow, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, and contingent consideration payments made after a business combination. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01 provides a revised framework to use in determining when a set of assets and activities constitutes a business, and is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 on January 1, 2017, with no significant impact on its financial statements.
Note 3. Agency Securities
The following tables summarize our investments in agency RMBS as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,103,244	$600,640	$2,703,884
Unamortized premium	98,580	34,100	132,680
Amortized cost	2,201,824	634,740	2,836,564
Gross unrealized gains	6,350	1,887	8,237
Gross unrealized losses	(30,657)	(10,976)	(41,633)
Agency RMBS, at fair value	$2,177,517	$625,651	$2,803,168

Weighted average coupon as of December 31, 2016	3.49%	3.60%	3.52%
Weighted average yield as of December 31, 2016	2.71%	2.69%	2.71%
Weighted average yield for the year ended December 31, 2016	2.56%	2.60%	2.57%

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,747,165	$6,003	$(41,633)	$2,711,535
Adjustable rate	89,399	2,234	—	91,633
Total Agency RMBS	$2,836,564	$8,237	$(41,633)	$2,803,168

	December 31, 2015
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,421,576	$651,622	$3,073,198
Unamortized premium	127,871	34,869	162,740
Amortized cost	2,549,447	686,491	3,235,938
Gross unrealized gains	9,745	3,378	13,123
Gross unrealized losses	(23,194)	(8,615)	(31,809)
Agency RMBS, at fair value	$2,535,998	$681,254	$3,217,252

Weighted average coupon as of December 31, 2015	3.58%	3.58%	3.58%
Weighted average yield as of December 31, 2015	2.68%	2.71%	2.68%
Weighted average yield for the year ended December 31, 2015	2.58%	2.64%	2.59%

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,131,136	$10,086	$(31,809)	$3,109,413
Adjustable rate	104,802	3,037	—	107,839
Total Agency RMBS	$3,235,938	$13,123	$(31,809)	$3,217,252

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of December 31, 2016 and 2015 according to their estimated weighted average life classification (dollars in thousands):

	December 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than three years	$10,061	$10,101	1.97%	4.07%	$—	$—	N/A	N/A
Greater than three years and less than or equal to five years	602,705	600,979	2.32%	3.24%	742,523	740,513	2.25%	3.29%
Greater than five years and less than or equal to 10 years	1,985,654	2,021,474	2.78%	3.65%	2,466,730	2,487,369	2.81%	3.67%
Greater than 10 years	204,748	204,010	3.10%	3.01%	7,999	8,056	3.03%	3.50%
Total	$2,803,168	$2,836,564	2.71%	3.52%	$3,217,252	$3,235,938	2.68%	3.58%
As of December 31, 2016 and 2015, none of our agency RMBS had an estimated weighted average life of less than 2.9 years and 3.2 years, respectively. As of December 31, 2016 and 2015, the estimated weighted average life of our agency security portfolio was 7.4 years and 7.0 years, respectively, which incorporates anticipated future prepayment assumptions. As of December 31, 2016 and 2015, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.1% and 8.5%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Proceeds from agency securities sold	$1,374,242	$2,245,959	$2,277,424
Decrease in receivable for securities sold	—	—	(608,646)
Less agency securities sold, at cost	(1,370,467)	(2,248,749)	(1,677,041)
Realized gain (loss) on agency securities, net	$3,775	$(2,790)	$(8,263)

Gross realized gains on sale of agency securities	$9,291	$10,867	$10,706
Gross realized losses on sale of agency securities	(5,516)	(13,657)	(18,969)
Realized gain (loss) on agency securities, net	$3,775	$(2,790)	$(8,263)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,911,218	$514,082	$2,425,300
Accrued interest on pledged agency RMBS	5,375	1,483	6,858
Under Derivative Agreements
Fair value	605	671	1,276
Accrued interest on pledged agency RMBS	1	2	3
Under FHLB Advances
Fair value	184,488	102,210	286,698
Accrued interest on pledged agency RMBS	516	290	806
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,102,203	$618,738	$2,720,941

	December 31, 2015
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,261,124	$639,460	$2,900,584
Accrued interest on pledged agency RMBS	6,428	1,826	8,254
Under Derivative Agreements
Fair value	1,708	1,866	3,574
Accrued interest on pledged agency RMBS	5	5	10
Under FHLB Advances
Fair value	249,590	20,927	270,517
Accrued interest on pledged agency RMBS	741	62	803
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,519,596	$664,146	$3,183,742

The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$672,749	$681,287	$1,887	$1,637,388	$1,647,007	$4,718
31 - 59 days	1,061,202	1,074,283	3,030	340,855	340,852	940
60 - 90 days	496,562	500,517	1,363	329,397	330,832	932
Greater than 90 days	481,485	488,344	1,384	863,461	870,764	2,467
Total	$2,711,998	$2,744,431	$7,664	$3,171,101	$3,189,455	$9,057

As of December 31, 2016 and 2015, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. All of our FHLB advances backed by agency RMBS matured during February 2017.
Note 4. Non-Agency Securities
The following tables summarize our non-agency securities as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.

December 31, 2015
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$411,780	$6,797	$(3,681)	$408,664	$(22,387)	$431,051	3.24%	4.49%
CRT	361,028	605	(11,910)	372,333	3,999	368,334	4.65%	5.93%
Alt-A	430,679	28,560	(8,001)	410,120	(150,257)	560,377	1.76%	6.65%
Option-ARM	150,014	6,802	(5,742)	148,954	(34,454)	183,408	0.68%	5.43%
Subprime	204,170	2,355	(1,227)	203,042	(13,270)	216,312	3.57%	4.56%
Total	$1,557,671	$45,119	$(30,561)	$1,543,113	$(216,369)	$1,759,482	2.84%	5.51%
————————

(1)	Coupon rates are floating, except for $226.9 million, $25.9 million and $171.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2015.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016				December 31, 2015
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$330,507	$322,535	3.20%	5.75%	$369,907	$363,087	3.15%	5.22%
> 5 to ≤ 7 years	487,540	455,263	2.27%	6.72%	635,840	620,734	2.12%	5.68%
> 7 years	316,422	301,565	4.10%	6.28%	551,924	559,292	3.53%	5.51%
Total	$1,134,469	$1,079,363	3.00%	6.31%	$1,557,671	$1,543,113	2.84%	5.51%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities with a combined fair value of $159.3 million as of December 31, 2016 are collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these vintages. As of December 31, 2016, Prime securities also include $22.0 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting between 2010 and 2015. As of December 31, 2016, our Prime securities have both fixed and floating rate coupons ranging from 1.4% to 6.5%, and have underlying collateral with weighted average coupons ranging from 3.0% to 5.4%.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae and Freddie Mac, subject to their underwriting standards. As of December 31, 2016, our CRT securities have floating rate coupons ranging from 4.1% to 6.8%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2016.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2016, our Alt-A securities have both fixed and floating rate coupons ranging from 0.8% to 6.5% with weighted average coupons of underlying collateral ranging from 3.2% to 6.7%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2016, our Option-ARM securities have coupons ranging from 0.8% to 1.5% and have underlying collateral with weighted average coupons between 3.0% and 4.2%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of December 31, 2016, our Subprime securities issued prior to 2015 have a fair value of $27.4 million with fixed and floating rate coupons ranging from 4.3% to 5.8% and have underlying collateral with weighted-average coupons ranging from 4.8% to 6.1%. Additionally, we have classified certain non-performing loans that were securitized between 2014 and 2016 as Subprime securities. These securitizations have a fair value of $64.8 million as of December 31, 2016, and have fixed rate coupons ranging from 3.4% to 4.4% and underlying collateral with weighted-average coupons ranging from 4.3% to 5.9%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of December 31, 2016, our CMBS securities have a fair market value of $17.7 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a coupon of 4.5%.

More than 96% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of December 31, 2016.

Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the three years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Proceeds from non-agency securities sold	$725,311	$440,075	$583,345
Increase (decrease) in receivable for securities sold	(2,565)	2,565	—
Less: non-agency securities sold, at cost	(716,799)	(436,967)	(544,265)
Realized gain on non-agency securities, net	$5,947	$5,673	$39,080

Gross realized gain on sale of non-agency securities	$12,129	$8,869	$44,571
Gross realized loss on sale of non-agency securities	(6,182)	(3,196)	(5,491)
Realized gain on non-agency securities, net	$5,947	$5,673	$39,080

Pledged Assets
Non-agency securities with a fair value of $1.0 billion and $1.4 billion were pledged as collateral under financing arrangements as of December 31, 2016 and 2015, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$859,046	$814,457	$1,142	$1,067,283	$1,056,492	$1,669
31 - 59 days	109,057	103,483	83	200,120	196,500	217
60 - 90 days	51,731	49,043	136	168,528	166,695	361
Total	$1,019,834	$966,983	$1,361	$1,435,931	$1,419,687	$2,247

As of December 31, 2016 and 2015, none of our repurchase agreement borrowings and FHLB advances backed by non-agency securities were due on demand or mature overnight.

Note 5. Investments in Real Property
Investment Activity

During May 2016, our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”), invested in a portfolio of five skilled nursing facilities with 642 beds located in Texas for total consideration of $48 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

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

Under RIDEA, a REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident-level rents and related operating expenses are subject to federal and state income taxes as the operations of such facilities are included in a TRS.

During the fourth quarter of 2016, CHI invested in a portfolio of four senior housing facilities with 134 beds located in Minnesota and Wisconsin for total consideration of $24.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.
The total purchase price for all properties acquired has been allocated to tangible and intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. As of December 31, 2016, all purchase price allocations are preliminary and may be subject to change. The following table summarizes our real estate investments net of accumulated depreciation as of December 31, 2016 (dollars in thousands):

December 31, 2016
Buildings and improvements	$77,438
Land	5,646
Furniture, fixtures and equipment	4,342
Goodwill	5,840
Total real estate assets	$93,266
Secured Debt

We finance our real estate investments through secured debt. As of December 31, 2016, we had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and an interest rate of 4.58%.

The following is a summary of our secured debt principal activity for the year ended December 31, 2016 (dollars in thousands):

For the Year Ended December 31, 2016
Beginning balance	$—
Debt issued	67,825
Deferred financing costs, net of amortization	(1,116)
Principal repayments	(182)
Ending balance	$66,527

Our secured debt with a carrying amount of $66.5 million had a fair value of approximately $65 million as of December 31, 2016.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the year ended December 31, 2016 (dollars in thousands):

For the Year Ended December 31, 2016
Lease income	$3,626
Rental income	2,433
Healthcare real estate income	6,059

Interest expense	1,814
Depreciation	1,312
Acquisition costs	890
Tenant expenses	1,384
Healthcare real estate expense	5,400
Net healthcare real estate income	$659

Acquisition costs primarily represent costs incurred with property acquisitions, including due diligence costs and fees for legal and valuation services.

For the year ended December 31, 2015, the pro-forma healthcare real estate income and net healthcare real estate income inclusive of real property investments would have been approximately $12 million and $3 million, respectively and MTGE's consolidated net loss would have been approximately $(35) million.

At December 31, 2016, future minimum lease payments receivable are as follows (dollars in thousands):

December 31, 2016
2017	$6,713
2018	6,858
2019	7,007
2020	7,159
2021	7,315
Thereafter	62,450
Total	$97,502
Note 6. Repurchase Agreements and Other Financing Arrangements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2016 and 2015, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of December 31, 2016 and 2015, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,215,151	1.00%	159	$2,728,065	0.60%	243
Non-agency securities	755,665	2.23%	23	936,650	1.86%	27
Total repurchase agreements	$2,970,816	1.31%	125	$3,664,715	0.92%	188

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,304,341	1.52%	15	$2,045,776	0.97%	15
> 1 to ≤ 2 months	830,099	1.16%	41	504,348	1.01%	42
> 2 to ≤ 3 months	508,047	1.07%	78	363,365	0.90%	78
> 3 to ≤ 6 months	63,329	0.93%	114	—	N/A	N/A
> 6 to ≤ 9 months	—	N/A	N/A	100,000	0.78%	259
> 9 to ≤ 12 months	—	N/A	N/A	136,226	0.77%	334
> 12 months	265,000	1.32%	1023	515,000	0.72%	1040
Total repurchase agreements	$2,970,816	1.31%	125	$3,664,715	0.92%	188
We had repurchase agreements with 32 and 31 financial institutions as of December 31, 2016 and 2015. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 21% of our stockholders' equity at risk as of December 31, 2016.

We had agency RMBS with fair values of $2.4 billion and $2.9 billion pledged as collateral against repurchase agreements as of December 31, 2016 and 2015, respectively. We had non-agency securities with fair values of $1.0 billion and $1.2 billion pledged as collateral against repurchase agreements as of December 31, 2016 and 2015, respectively.

Federal Home Loan Bank Advances

In April 2015, our wholly-owned subsidiary Woodmont Insurance Co. LLC (“Woodmont”) was accepted for membership in the Federal Home Loan Bank (“FHLB”) of Des Moines. As of December 31, 2016, Woodmont had $273.7 million in outstanding secured advances, with a weighted average borrowing rate of 0.67%, floating interest rate resets and a one month cancellation feature, which matured in February 2017. These advances were collateralized by $286.7 million in agency securities as of December 31, 2016. The Company's FHLB advances matured in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership. We do not expect this development to have a material impact on our ability to finance our investment activities.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Derivative assets
Interest rate swaps	$26,766	$3,152
Interest rate swaptions	1,467	1,961
TBA securities	815	1,958
U.S. Treasury futures	—	1,080
Derivative assets, at fair value	$29,048	$8,151

Derivative liabilities
Interest rate swaps	$4,475	$55,651
TBA securities	19,304	1,151
Credit default swaps	4,041	1,972
Interest only swaps	—	76
Derivative liabilities, at fair value	$27,820	$58,850

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the years ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2016			2015			2014
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(10,337)	$(80,762)	$73,646	$(16,437)	$(53,114)	$9,662	$(20,388)	$(13,952)	$(105,529)
Interest rate swaptions	—	(1,307)	813	—	(4,049)	156	—	(17,836)	(12,018)
TBA securities	—	(3,422)	(19,295)	—	22,727	(10,825)	—	33,345	10,613
U.S. Treasury securities	—	4,504	(7)	—	8,323	(1,428)	—	2,008	13,291
U.S. Treasury futures	—	(2,223)	(1,079)	—	(4,695)	2,146	—	(6,645)	(4,464)
Short sales of U.S. Treasuries	—	(14,303)	11,955	—	(15,544)	1,757	—	(26,592)	(1,344)
Agency mortgage REIT equity investments	—	1,640	—	—	—	—	—	8,675	502
Mortgage options	—	(10)	—	—	22	—	—	257	—
Interest only swaps	—	139	11	—	199	(307)	—	295	295
Credit default swaps	—	(1,461)	(2,655)	—	125	895	—	—	—
Credit default option	—	—	—	—	14	—	—	—	—
FHLB stock	—	496	—	—	91	—	—	—	—
Total	$(10,337)	$(96,709)	$63,389	$(16,437)	$(45,901)	$2,056	$(20,388)	$(20,445)	$(98,654)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2016 Notional Amount
Interest rate swaps	$2,290,000	1,835,000	(1,150,000)	$2,975,000
Interest rate swaptions	$250,000	—	(100,000)	$150,000
TBA securities	$59,878	16,995,682	(16,169,518)	$886,042
U.S. Treasuries	$—	344,500	(323,500)	$21,000
U.S. Treasury futures	$(350,000)	1,600,000	(1,250,000)	$—
Short sales of U.S. Treasuries	$(269,000)	959,500	(1,201,500)	$(511,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$40,128	—	(40,128)	$—
Credit default swaps	$49,500	—	(500)	$49,000

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2015 Notional Amount
Interest rate swaps	$4,015,000	275,000	(2,000,000)	$2,290,000
Interest rate swaptions	$550,000	100,000	(400,000)	$250,000
TBA securities	$296,172	28,149,744	(28,386,038)	$59,878
U.S. Treasuries	$756,500	3,772,750	(4,529,250)	$—
U.S. Treasury futures	$(150,000)	800,000	(1,000,000)	$(350,000)
Short sales of U.S. Treasuries	$(228,500)	1,698,200	(1,738,700)	$(269,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(8,611)	$40,128
Credit default swaps	$—	99,500	(50,000)	$49,500
Credit default options	$—	50,000	(50,000)	$—

	December 31, 2013 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2014 Notional Amount
Interest rate swaps	$3,240,000	1,275,000	(500,000)	$4,015,000
Interest rate swaptions	$2,100,000	425,000	(1,975,000)	$550,000
TBA securities	$(773,816)	26,657,236	(25,587,248)	$296,172
U.S. Treasuries	$656,000	2,857,070	(2,756,570)	$756,500
U.S. Treasury futures	$(150,000)	600,000	(600,000)	$(150,000)
Short sales of U.S. Treasuries	$(23,000)	2,193,500	(2,399,000)	$(228,500)
Mortgage options	$—	300,000	(300,000)	$—
Interest only swaps	$—	49,910	(1,171)	$48,739

Interest Rate Swap Agreements
As of December 31, 2016 and 2015, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk created by our use of short-term and floating rate financing. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of December 31, 2016 and 2015, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		December 31, 2016		December 31, 2015
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$2,485,000	$26,766	$725,000	$3,152
Interest rate swap liabilities	Derivative liabilities, at fair value	490,000	(4,475)	1,565,000	(55,651)
		$2,975,000	$22,291	$2,290,000	$(52,499)

December 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,865,000	$8,366	1.14%	0.92%	1.8
> 3 to ≤ 5 years	475,000	3,403	1.78%	0.93%	4.8
> 5 to ≤ 7 years	510,000	7,883	1.78%	0.89%	5.8
> 7 years	125,000	2,639	2.08%	0.91%	9.7
Total	$2,975,000	$22,291	1.39%	0.92%	3.3

December 31, 2015
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (4)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$865,000	$(268)	1.09%	0.41%	1.8
> 3 to ≤ 5 years	550,000	(5,054)	1.72%	0.42%	3.4
> 5 to ≤ 7 years	625,000	(35,866)	3.16%	0.46%	5.9
> 7 years	250,000	(11,311)	2.71%	0.60%	7.9
Total	$2,290,000	$(52,499)	1.98%	0.43%	4.0
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.2 years from December 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.35% and 1.36% as of December 31, 2016 and 2015, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

(4)	Includes swaps with an aggregate notional of $0.7 billion with deferred start dates averaging 0.6 years from December 31, 2015.
Interest rate swaps with an asset fair value of $24.5 million and a notional amount of $2.0 billion and a liability fair value of $(4.0) million and notional amount of $0.1 billion were centrally cleared on a registered exchange as of December 31, 2016.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

December 31, 2015
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 3 months	$3,493	$1,307	0.2	$50,000	3.00%	8.0
> 3 to ≤ 12 months	1,308	—	0.3	100,000	4.13%	7.0
>12 to ≤ 24 months	2,735	654	1.9	100,000	3.21%	5.0
Total / weighted average	$7,536	$1,961	0.9	$250,000	3.54%	6.4

TBA Securities
As of December 31, 2016 and 2015, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	December 31, 2016		December 31, 2015
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$410,300	$815	$267,300	$1,321
Sale of TBA securities	(1,000)	—	(305,586)	637
Total TBA assets	409,300	815	(38,286)	1,958

TBA liabilities
Purchase of TBA securities	678,542	(18,636)	220,157	(581)
Sale of TBA securities	(201,800)	(668)	(121,993)	(570)
Total TBA liabilities	476,742	(19,304)	98,164	(1,151)
Total net TBA	$886,042	$(18,489)	$59,878	$807
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had U.S. Treasury securities with a fair value of $20.2 million and a face amount of $21.0 million as of December 31, 2016, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $474.9 million and $266.0 million as of December 31, 2016 and 2015, respectively. The borrowed securities were collateralized by cash payments of $487.5 million and $281.6 million as of December 31, 2016 and 2015, respectively, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We hold credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of December 31, 2016, we had credit default swaps with a notional amount of $49.0 million and a liability fair value of $4.0 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of December 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of December 31, 2016.

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

Note 8. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
December 31, 2016
Interest rate swaps and swaptions (2)	$28,233	$—	$28,233	$(4,475)	$(9,165)	$14,593
TBA	815	—	815	(815)	—	—
Receivable under reverse repurchase agreements	487,469	—	487,469	(366,950)	(120,519)	—
Total	$516,517	$—	$516,517	$(372,240)	$(129,684)	$14,593

December 31, 2015
Interest rate swaps and swaptions (2)	$5,113	$—	$5,113	$(2,789)	$(959)	$1,365
TBA	1,958	—	1,958	(1,151)	—	807
Receivable under reverse repurchase agreements	281,618	—	281,618	(258,597)	(23,021)	—
Total	$288,689	$—	$288,689	$(262,537)	$(23,980)	$2,172

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
December 31, 2016
Interest rate swaps (2)	$4,475	$—	$4,475	$(4,475)	$—	$—
TBA	19,304	—	19,304	(815)	(18,489)	—
Repurchase agreements	2,970,816	—	2,970,816	(366,950)	(2,603,866)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,268,295	$—	$3,268,295	$(372,240)	$(2,896,055)	$—

December 31, 2015
Interest rate swaps (2)	$55,651	$—	$55,651	$(2,789)	$(52,862)	$—
TBA	1,151	—	1,151	(1,151)	—	—
Repurchase agreements	3,664,715	—	3,664,715	(258,597)	(3,406,118)	—
FHLB advances	442,900	—	442,900	—	(442,900)	—
Total	$4,164,417	$—	$4,164,417	$(262,537)	$(3,901,880)	$—
————————

(1)
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero on a counterparty by counterparty basis, as applicable. Refer to Notes 3 and 4 for additional information regarding assets pledged.

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

We determine the fair value of our MSR based upon third party estimates, corroborated by other market inputs and internally developed discounted cash flow models that utilize observable market-based inputs and include substantial unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates).
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

The following tables present our financial instruments carried at fair value as of December 31, 2016 and 2015, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,803,168	$—	$2,803,168
Non-agency securities	—	1,134,469	—	1,134,469
U.S. Treasury securities	20,209	—	—	20,209
Derivative assets	—	29,048	—	29,048
MSR assets	—	—	49,776	49,776
Total	$20,209	$3,966,685	$49,776	$4,036,670

Liabilities
Derivative liabilities	$—	$27,820	$—	$27,820
Obligation to return securities borrowed under reverse repurchase agreements	474,935	—	—	474,935
Total	$474,935	$27,820	$—	$502,755

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,217,252	$—	$3,217,252
Non-agency securities	—	1,557,671	—	1,557,671
Derivative assets	—	8,151	—	8,151
MSR assets	—	—	83,647	83,647
Total	$—	$4,783,074	$83,647	$4,866,721

Liabilities
Derivative liabilities	$—	$58,850	$—	$58,850
Obligation to return securities borrowed under reverse repurchase agreements	266,001	—	—	266,001
MSR financing liabilities	—	—	12,790	12,790
Total	$266,001	$58,850	$12,790	$337,641
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of December 31, 2016.
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables, borrowings under repurchase agreements, FHLB advances and debt secured by healthcare real estate investments, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of floating rate borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating interest rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. The fair value of fixed rate secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. We estimate the fair value of these instruments using Level 2 inputs.
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis, including those acquired in business combinations. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, and that each of these fair value measurements generally incorporate Level 3 inputs. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2016
	MSR Under Secured Financing	Purchased MSR (2)	Total MSR
Balance as of December 31, 2015	$12,790	$70,857	$83,647
Losses included in net income:
Realized losses	—	(10,335)	(10,335)
Unrealized losses	—	(10,746)	(10,746)
Total net losses included in net income	—	(21,081)	(21,081)
Dispositions	(12,790)	—	(12,790)
Balance as of December 31, 2016	$—	$49,776	$49,776

	For the Year Ended December 31, 2015
	MSR Under Secured Financing (1)	Purchased MSR (2)	Total MSR
Balance as of December 31, 2014	$14,003	$79,637	$93,640
Losses included in net income:
Realized losses	(2,231)	(10,033)	(12,264)
Unrealized gains (losses)	1,018	(415)	603
Total net losses included in net income	(1,213)	(10,448)	(11,661)
Purchases, net of purchase price adjustments	—	1,668	1,668
Balance as of December 31, 2015	$12,790	$70,857	$83,647
————————

(1)	Losses related to MSR under secured financing are offset in their entirety by gains associated with related MSR financing liabilities.

(2)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

We use third-party pricing providers in determining the fair value measurement of our MSR. We review the various third-party fair value estimates used to determine the fair value of our MSR and perform procedures to validate their reasonableness.
In reviewing the estimated fair values of our MSR, we use internal models, incorporating estimates of prepayment and delinquency rates on the loans underlying our MSR, and other market inputs. The significant unobservable inputs used in estimating the fair value measurement of our MSR include assumptions for underlying loan constant prepayment rates and delinquency rates, as well as discount rates. A significant increase in any one of these individual inputs in isolation would likely result in a decrease in fair value measurement. Additionally, a change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates. Overall MSR market conditions could have a more significant impact on our fair values than changes in any one unobservable input.
The following table presents the range of our estimates of loan constant voluntary prepayment rates and constant default rates, together with the discount rates used by third-party pricing providers in estimating the fair value of our Level 3 MSR as of December 31, 2016 (dollars in thousands):

	December 31, 2016
Unobservable Level 3 Input	Fair Value	Minimum	Weighted Average	Maximum
MSR:	$49,776
Constant prepayment rate		7.8%	8.4%	9.1%
Constant default rate		0.3%	0.3%	0.4%
Discount rate		8.3%	8.8%	9.3%
Note 10. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. RCS holds $49.8 million of MSR, representing approximately 27 thousand underlying loans, with a combined unpaid principal balance of approximately $5.3 billion, as of December 31, 2016. We have elected to account for MSR at estimated fair value, with changes in fair value reported in net income. The following table summarizes activity related to MSR accounted for as purchases during the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Beginning balance	$70,857	$79,637
Additions from purchases of MSR	—	1,668
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(10,746)	(415)
Other changes in fair value (1)	(10,335)	(10,033)
Ending balance	$49,776	$70,857
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Servicing fee income	$17,836	$32,681	$30,544
Incentive, ancillary and other income	3,472	15,957	15,329
Servicing income	21,308	48,638	45,873

Employee compensation and benefit costs	16,624	31,039	31,963
Facility costs	2,641	10,194	12,591
Realization of cash flows from MSR	10,335	10,033	5,128
Other servicing costs	9,398	14,739	11,404
Servicing expense	38,998	66,005	61,086

Net servicing loss	$(17,690)	$(17,367)	$(15,213)
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
Risk Mitigation Activities
The Company’s ownership of MSR exposes us to certain risks, including interest rate risk and representation and warranty risk. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. Our primary method of managing the prepayment risk associated with our MSR portfolio is asset selection, both in respect of products and the originators of the underlying loans. Representation and warranty risk refers to the representations and warranties we make (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we have acquired MSR. We mitigate representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to origination and prior servicing.
Note 11. Other Assets
The following table summarizes our other assets as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Servicing advances	$9,151	$21,619
FHLB membership stock	11,489	17,726
Prepaid expenses	1,291	2,272
Accounts receivable	4,031	4,606
Intangible assets (1)	5,840	5,000
Other	7,376	3,691
Total other assets	$39,178	$54,914
————————

(1)	Includes $5.8 million of goodwill related to healthcare real estate investments as of December 31, 2016.

Servicing Advances
We are required to fund cash advances in connection with our servicing operations. These servicing advances are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its servicing obligations. The decrease in servicing advances was driven primarily by the sale of RCS assets discussed in Note 10.
Federal Home Loan Bank Membership Stock

As a condition of our membership in the FHLB of Des Moines, we were obligated to purchase membership stock based on the total assets of our wholly-owned captive insurance subsidiary and activity-based stock in the FHLB based upon the aggregate amount of advances. As of December 31, 2016 and 2015, we held $11.5 million and $17.7 million of membership and activity-based stock, respectively. FHLB stock is carried at cost, which equals par value, and can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
Impairment of Intangible Assets

During the three months ended December 31, 2016, we recorded a $5.0 million impairment charge on intangible assets based on a revised estimated fair value of RCS’ servicing licenses and approvals. The Company reduced its estimate of the intangible assets’ fair value as a result of certain financial and economic factors, including anticipated MSR investment balances. This charge was recorded in impairment of intangible assets on our consolidated statements of operations.

Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Cash collateral held	$10,807	$1,126
Due to manager	1,747	1,674
Accrued interest	6,590	4,523
MSR financing liability, at fair value (1)	—	12,790
Other accounts payable and accrued expenses	11,732	18,544
Total accounts payable and other accrued liabilities	$30,876	$38,657
——————

(1)
MSR financing liability represented obligations associated with MSR accounted for as financing arrangements, with estimated fair value changes reported in net income. RCS had no MSR accounted for as financing arrangements as of December 31, 2016.

Note 13. Management Agreement and Related Parties

We have entered into a management agreement with our Manager with a current renewal term through August 9, 2016 and automatic one-year extension options thereafter. The management agreement may be terminated by us without cause, as defined in the management agreement, upon 90 days’ prior written notice. The management agreement may be terminated by our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that our Manager provides 180-days prior written notice of non-renewal of the management agreement. If we were to terminate the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only terminate the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.

All of our officers, other members of our investment team and other support personnel are employees of the parent company of our Manager. Our Manager provides the infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities required to enable our Manager to fulfill all of its responsibilities under the management agreement.

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $14.5 million, $17.2 million and $17.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $1.1 million and $1.3 million are included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2016 and 2015, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager and its other affiliates who provide services to us pursuant to the management agreement. We recorded expense reimbursements to our Manager of $2.4 million, $2.1 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $0.6 million and $0.2 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2016 and 2015, respectively, consisting mostly of information technology system expenses.

As of December 31, 2016, our Manager did not hold any shares of our common stock.

Note 14. Income Taxes

The following table summarizes dividends declared during the three years ended December 31, 2016 and their related tax characterization.

			Tax Characterization of Dividends
Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
8.125% Series A Cumulative Redeemable Preferred Stock Dividends
2016 (1)	$2.031250	$4,468	$2.031250	$—	$—
2015 (2)	$2.031250	$4,468	$2.031250	—	—
2014 (3)	$0.806863	$1,601	$0.806863	—	—
Common Stock Dividends
2016	$1.600000	$73,261	$1.600000	$—	$—
2015	$1.800000	$90,232	$1.800000	$—	$—
2014	$2.600000	$132,983	$2.600000	$—	$—
————————

(1)	Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 15, 2016 having a record date of January 1, 2017, which for federal income tax purposes is a 2017 dividend.

(2)	Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 18, 2015 having a record date of January 1, 2016, which for federal income tax purposes is a 2016 dividend.

(3)	Excludes Series A Preferred Stock dividend of $0.5078125 per share declared on December 18, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a 2015 dividend.

We have distributed all of our 2016 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. We do not currently expect to incur any excise tax liability for the year ended December 31, 2016.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2016 and 2015.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of December 31, 2016, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $109.1 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of December 31, 2016 were approximately $50.3 million, with respect to which RCS has provided a full valuation allowance.
Note 15. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of December 31, 2016, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2016, we had declared all required quarterly dividends on the Series A Preferred Stock.

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

During the year ended December 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $13.21 per share, including expenses, totaling $26.5 million.

Long-Term Incentive Plan

We sponsor the MTGE Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors and certain members of management. During 2016, 2015 and 2014, we granted restricted stock unit (“RSU”) awards under the plan to our independent directors totaling $0.4 million. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent shares for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan. We issued 38,314 shares of common stock related to the vesting of RSU awards during the year ended December 31, 2016.

During 2014, we granted RSU awards under the plan to certain members of RCS management totaling $5.4 million. The awards represented the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus dividend equivalent RSUs for dividends declared on our common stock. Fifty percent (50%) of the awards were to vest in equal installments over the first five anniversaries of the later of November 26, 2013 and the individual’s employment start date with RCS. The remaining fifty percent (50%) were to vest, subject to annual catch-up provisions, upon the satisfaction of certain annual performance metrics for each calendar year through 2018. In connection with the sale of all of its subservicing assets to Ditech in the first quarter of 2016, we issued 136,979 shares of common stock related to the vesting of RSU awards during the year ended December 31, 2016. All remaining unvested RSU common stock equivalents issued to RCS employees that did not vest were forfeited upon the completion of the Ditech transaction and completion of the 2015 RCS audit in the first quarter of 2016.

The following table summarizes restricted stock and RSU transactions during the three years ended December 31, 2016:

Vesting Year	Shares of Restricted Stock- Board of Directors	Restricted Stock Units- Board of Directors	Restricted Stock Units- RCS	Total Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2013	13,500	—	—	—	$22.81	$—
Granted	—	19,221	272,070	291,291	$19.90	$—
Accrued RSU dividend equivalents	—	1,273	1,859	3,132	$—	$—
Vested	(6,500)	—	(22,843)	(22,843)	$20.38	$19.98
Unvested balance as of December 31, 2014	7,000	20,494	251,086	271,580	$20.00	$—
Granted	—	20,730	—	20,730	$18.09	$—
Accrued RSU dividend equivalents	—	2,536	3,577	6,113	$—	$—
Vested	(4,500)	(21,786)	(31,200)	(52,986)	$20.02	$16.46
Unvested balance as of December 31, 2015	2,500	21,974	223,463	245,437	$21.61	$—
Granted	—	25,050	—	25,050	$14.97	$—
Accrued RSU dividend equivalents	—	1,796	—	1,796	$—	$—
Vested	(2,500)	(38,314)	(136,979)	(175,293)	$19.36	$14.20
Forfeited	—	—	(86,484)	(86,484)	$19.93	N/A
Unvested balance as of December 31, 2016	—	10,506	—	10,506	$19.17	$—

During the years ended December 31, 2016, 2015 and 2014, we recognized $2.1 million, $1.6 million and $0.9 million of compensation expense under the plan, respectively. As of December 31, 2016, we had unrecognized compensation costs related to awards granted under the plan of approximately $0.1 million. As of December 31, 2016, we had 862,277 shares of common stock reserved for future issuance under our long-term incentive plan.

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

The following summarizes the net income per common share during the three years ended December 31, 2016 (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Weighted average common shares calculation:
Basic weighted average common shares outstanding	46,005	50,506	51,176
Effect of stock based compensation	3	13	16
Diluted weighted average common shares outstanding	46,008	50,519	51,192
Net income (loss) available to common stockholders	$39,201	$(42,826)	$156,461
Net income (loss) per common share — basic	$0.85	$(0.85)	$3.06
Net income (loss) per common share — diluted	$0.85	$(0.85)	$3.06

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2016.

Note 16. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$39,453	$35,591	$35,454	$37,272
Interest expense	(10,144)	(10,082)	(9,576)	(9,780)
Net interest income	29,309	25,509	25,878	27,492
Net servicing loss	(1,161)	(2,490)	(5,783)	(8,256)
Net healthcare real estate income (loss)	498	350	(189)	—
Total other gains (losses), net	(68,411)	51,004	27,931	(34,368)
Total expenses	(5,161)	(5,319)	(7,430)	(5,857)
Income (loss) before excise tax	(44,926)	69,054	40,407	(20,989)
Benefit from (provision for) income tax, net	745	(31)	(281)	(308)
Net income (loss)	(44,181)	69,023	40,126	(21,297)
Dividend on preferred stock	(1,117)	(1,117)	(1,117)	(1,117)
Noncontrolling interest in net (income) loss	(3)	(5)	6	—
Net income (loss) available to common shareholders	$(45,301)	$67,901	$39,015	$(22,414)

Net income (loss) per common share — basic	$(0.99)	$1.48	$0.85	$(0.48)
Net income (loss) per common share — diluted	$(0.99)	$1.48	$0.85	$(0.48)

Weighted average number of common shares outstanding— basic	45,798	45,798	45,777	46,651
Weighted average number of common shares outstanding— diluted	45,803	45,801	45,778	46,666

Dividends declared per common share	$0.40	$0.40	$0.40	$0.40

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$44,052	$39,815	$45,345	$44,906
Interest expense	(8,199)	(7,586)	(7,561)	(7,454)
Net interest income	35,853	32,229	37,784	37,452
Net servicing loss	(4,986)	(4,004)	(4,111)	(4,266)
Total other gains (losses), net	(30,220)	(45,769)	(67,734)	4,661
Total expenses	(6,099)	(6,095)	(6,554)	(6,457)
Income (loss) before excise tax	(5,452)	(23,639)	(40,615)	31,390
Benefit from (provision for) income tax, net	—	(373)	658	(327)
Net income (loss)	(5,452)	(24,012)	(39,957)	31,063
Dividend on preferred stock	(1,117)	(1,117)	(1,117)	(1,117)
Net income (loss) available to common shareholders	$(6,569)	$(25,129)	$(41,074)	$29,946

Net income (loss) per common share — basic	$(0.13)	$(0.49)	$(0.80)	$0.59
Net income (loss) per common share — diluted	$(0.13)	$(0.49)	$(0.80)	$0.58

Weighted average number of common shares outstanding— basic	48,886	50,815	51,179	51,165
Weighted average number of common shares outstanding— diluted	48,898	50,828	51,190	51,209

Dividends declared per common share	$0.40	$0.40	$0.50	$0.50

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “BOARD AND GOVERNANCE MATTERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the heading “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2016 and 2015
b. Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
c. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014
d. Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
2. The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description
*3.1	MTGE Investment Corp. Articles of Amendment and Restatement, effective September 30, 2016, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*3.2	MTGE Investment Corp. Amended and Restated Bylaws, effective September 30, 2016, incorporated herein by reference to Exhibit 3.2 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith.

*4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, filed herewith.

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*10.1
Amended and Restated Management Agreement by and among American Capital Mortgage Investment Corp., American Capital Mortgage Investment TRS, LLC and American Capital MTGE Management, LLC, dated July 1, 2016, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-35260), filed July 8, 2016.

†*10.2	American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, incorporated herein by reference to Appendix 1 to Schedule 14A (File No. 001-35260), filed March 18, 2014.

†*10.3
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

12.1	Calculation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14	MTGE Investment Corp. Code of Ethics and Conduct, adopted October 26, 2016 filed herewith.

21
Subsidiaries of the Company and jurisdiction of incorporation:
1) MTGE TRS, LLC, a Delaware limited liability company
2) MTGE 2013 LLC, a Delaware limited liability company
3) Residential Credit Solutions Inc., a Delaware corporation
4) Woodmont Insurance Co. LLC, a Missouri limited liability company
5) Capital Healthcare Investments, LLC, a Delaware limited liability company

23	Consent of Ernst and Young LLP.

24	Powers of Attorney of directors and officers.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY KAIN	Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)	February 27, 2017
Gary Kain

/s/ PETER FEDERICO	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 27, 2017
Peter Federico

/s/ DONALD W. HOLLEY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
Donald W. Holley

*	Director	February 27, 2017
Robert M. Couch

*	Director	February 27, 2017
Julia L. Coronado

*	Director	February 27, 2017
Randy E. Dobbs

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack Attorney-in-fact