Form 10-Q
period 2017-03-31
MTGE Investment Corp.
filed 2017-05-09
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of shares of the issuer’s common stock outstanding as of May 1, 2017 was 45,797,687.

MTGE INVESTMENT CORP.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $2,862,663 and $2,713,274, respectively)	$2,997,725	$2,803,168
Non-agency securities, at fair value (including pledged securities of $786,792 and $1,019,834, respectively)	948,495	1,134,469
U.S. Treasury securities, at fair value (including pledged securities of $0 and $20,209, respectively)	—	20,209
Land	7,374	5,646
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	105,915	81,780
Cash and cash equivalents	130,084	123,640
Restricted cash and cash equivalents	34,442	13,005
Interest receivable	10,593	9,767
Derivative assets, at fair value	15,995	29,048
Receivable for securities sold	5,748	—
Receivable under reverse repurchase agreements	1,335,057	487,469
Mortgage servicing rights, at fair value	—	49,776
Other assets	27,754	39,178
Total assets	$5,619,182	$4,797,155
Liabilities:
Repurchase agreements	$3,185,134	$2,970,816
Federal Home Loan Bank advances	—	273,700
Secured debt, net of deferred financing costs	86,208	66,527
Payable for securities purchased	21,837	—
Derivative liabilities, at fair value	6,678	27,820
Dividend payable	21,726	19,436
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,321,843	474,935
Accounts payable and other accrued liabilities	25,613	30,876
Total liabilities	4,669,039	3,864,110
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,527	1,122,493
Retained deficit	(226,187)	(243,260)
Total stockholders’ equity	949,837	932,730
Noncontrolling interests	306	315
Total equity	950,143	933,045
Total liabilities and equity	$5,619,182	$4,797,155
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Interest income:
Agency securities	$17,901	$17,373
Non-agency securities	15,696	19,734
Other	160	165
Interest expense	(10,165)	(9,780)
Net interest income	23,592	27,492

Servicing:
Servicing income	2,558	9,649
Servicing expense	(4,985)	(17,905)
Net servicing loss	(2,427)	(8,256)

Healthcare:
Healthcare real estate income	3,315	—
Healthcare real estate expense	(2,653)	—
Net healthcare real estate income	662	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(212)	420
Realized gain (loss) on non-agency securities, net	12,714	(1,635)
Realized loss on periodic settlements of interest rate swaps, net	(2,660)	(3,830)
Realized gain (loss) on other derivatives and securities, net	2,167	(36,572)
Unrealized gain (loss) on agency securities, net	(115)	49,880
Unrealized gain (loss) on non-agency securities, net	13,014	(11,324)
Unrealized loss on other derivatives and securities, net	(2,839)	(22,280)
Loss on mortgage servicing rights	—	(9,027)
Total other gains (losses), net	22,069	(34,368)
Expenses:
Management fees	3,376	3,815
General and administrative expenses	1,719	2,042
Total expenses	5,095	5,857
Income (loss) before provision for income tax	38,801	(20,989)
Provision for excise and income tax	—	(308)
Net income (loss)	38,801	(21,297)
Dividend on preferred stock	(1,117)	(1,117)
Noncontrolling interest in net income	(2)	—
Net income (loss) available to common stockholders	$37,682	$(22,414)

Net income (loss) per common share — basic	$0.82	$(0.48)
Net income (loss) per common share — diluted	$0.82	$(0.48)

Weighted average number of common shares outstanding — basic	45,798	46,651
Weighted average number of common shares outstanding — diluted	45,806	46,666

Dividend declared per common share	$0.45	$0.40
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$—	$991,112
Net income	—	—	—	—	—	(21,297)	—	(21,297)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	136	2	1,661	—	—	1,663
Preferred dividends declared	—	—	—	—	—	(1,117)	—	(1,117)
Common dividends declared	—	—	—	—	—	(18,304)	—	(18,304)
Balance, March 31, 2016	2,200	$53,039	45,759	$458	$1,122,026	$(249,918)	$—	$925,605

Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
Net income	—	—	—	—	—	38,799	2	38,801
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—			34	—	—	34
Preferred dividends declared	—	—	—	—	—	(1,117)	—	(1,117)
Common dividends declared	—	—	—	—	—	(20,609)	—	(20,609)
Balance, March 31, 2017	2,200	$53,039	45,798	$458	$1,122,527	$(226,187)	$306	$950,143
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,801	$(21,297)
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	5,481	9,640
Accretion of net discount on non-agency securities	(6,783)	(8,533)
Depreciation of buildings, furnitures, fixtures and equipment	771	—
Realization of cash flows from MSR	1,089	1,900
Unrealized gain on securities, MSR and derivatives, net	(10,060)	(7,249)
Realized loss (gain) on agency securities, net	212	(420)
Realized loss (gain) on non-agency securities, net	(12,714)	1,635
Realized loss on other derivatives and securities, net	592	40,810
Stock-based compensation	34	1,663
Decrease (increase) in interest receivable	(826)	591
Decrease in other assets	4,799	10,849
Increase (decrease) in operating accounts payable and other accrued liabilities	5,511	(5,685)
Net cash flows from operating activities	26,907	23,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(485,296)	(263,621)
Purchases of non-agency securities	(77,819)	(143,069)
Purchases of healthcare real estate investments	(26,634)	—
Proceeds from sale of agency securities	208,457	135,049
Proceeds from sale of non-agency securities	260,473	415,618
Proceeds from sale of MSR	43,823	—
Principal collections on agency securities	85,136	88,018
Principal collections on non-agency securities	43,258	42,042
Net proceeds from (payments on) reverse repurchase agreements	(847,588)	267,003
Purchases of U.S. Treasury securities	(332,959)	(727,920)
Proceeds from sale of U.S. Treasury securities	1,193,721	456,297
Payments for the termination of interest rate swaps	(3,841)	(23,372)
Decrease (increase) in restricted cash and cash equivalents	(23,012)	10,133
Other investing cash flows, net	(12,098)	(19,503)
Net cash flows from investing activities	25,621	236,675
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(19,436)	(20,167)
Net payments for repurchase of common shares	—	(26,451)
Distributions to noncontrolling interest	(11)	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	5,988,736	8,157,988
Repayments on repurchase agreements and Federal Home Loan Bank advances	(6,035,054)	(8,410,518)
Proceeds from notes payable, net of deferred financing costs	19,774	—
Repayments of notes payable	(93)	—
Net cash used in financing activities	(46,084)	(299,148)
Net increase (decrease) in cash and cash equivalents	6,444	(38,569)
Cash and cash equivalents at beginning of the period	123,640	169,319
Cash and cash equivalents at end of period	$130,084	$130,750
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
Note 2. Organization
We were incorporated in Maryland and commenced operations during 2011 following the completion of our initial public offering (“IPO”). We are externally managed by MTGE Management, LLC (our “Manager”). The parent company of our Manager was acquired by AGNC Investment Corp. (“AGNC”), effective July 1, 2016, and as a result of that transaction, we and our Manager are no longer affiliated with American Capital, Ltd. Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which we define to include agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity investments in properties that are leased to or operated by third parties who conduct all business operations of the facilities and debt investments secured by such facilities.
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

Real Property Owned

Tangible assets primarily consist of land, buildings and furniture, fixtures and equipment. Depreciable tangible assets are depreciated on a straight-line basis over their estimated useful lives, which can range from 3 years for furniture, fixtures and equipment to 40 years for buildings.

On January 1, 2017 the Company adopted Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which provides a framework to determine whether a transaction involves an asset, or a group of assets, or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the transaction should not be considered a business combination. The ASU also clarifies the requirements for a set of activities to be considered a business and narrows the definition of outputs that would lead to business combination accounting treatment. As a result of these changes, the Company expects that a majority of its future real estate acquisitions and dispositions will be deemed asset transactions rather than business combinations. For asset acquisitions subsequent to January 1, 2017, the Company records identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis, with no goodwill recognized and third-party transaction costs capitalized.

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

Intangible Assets
Intangible assets can include goodwill and identifiable intangible assets such as above or below market component of in-place leases and the value associated with the presence of in-place tenants or residents. Goodwill is calculated as the excess of consideration transferred over the estimated fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill and intangible assets are included in other assets on the consolidated balance sheets and tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired.
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
Derivatives
We utilize a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net asset value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward (“TBA”) contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and utilize other types of derivative instruments to hedge a portion of our risk.
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

The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral on such agreements to such risk. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement and other financing facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR (“payer swaps”) with terms up to 15 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter (“OTC”) market. Swap agreements entered into subsequent to May 2013 are centrally cleared through the Chicago Mercantile Exchange (“CME”), a registered commodities exchange.

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates, including the overnight index swap rate and LIBOR forward rate, to produce the daily settlement price.

Our centrally cleared swaps require that we post an “initial margin” to our counterparties for an amount determined by the CME, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared swaps based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments.

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
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,303,167	$578,684	$2,881,851
Unamortized premium	116,735	32,651	149,386
Amortized cost	2,419,902	611,335	3,031,237
Gross unrealized gains	6,492	1,934	8,426
Gross unrealized losses	(31,126)	(10,812)	(41,938)
Agency RMBS, at fair value	$2,395,268	$602,457	$2,997,725

Weighted average coupon as of March 31, 2017	3.62%	3.60%	3.61%
Weighted average yield as of March 31, 2017	2.78%	2.69%	2.76%
Weighted average yield for the three months ended March 31, 2017	2.61%	2.53%	2.59%

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,945,022	$6,035	$(41,938)	$2,909,119
Adjustable rate	86,215	2,391	—	88,606
Total Agency RMBS	$3,031,237	$8,426	$(41,938)	$2,997,725

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,103,244	$600,640	$2,703,884
Unamortized premium	98,580	34,100	132,680
Amortized cost	2,201,824	634,740	2,836,564
Gross unrealized gains	6,350	1,887	8,237
Gross unrealized losses	(30,657)	(10,976)	(41,633)
Agency RMBS, at fair value	$2,177,517	$625,651	$2,803,168

Weighted average coupon as of December 31, 2016	3.49%	3.60%	3.52%
Weighted average yield as of December 31, 2016	2.71%	2.69%	2.71%
Weighted average yield for the year ended December 31, 2016	2.56%	2.60%	2.57%

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,747,165	$6,003	$(41,633)	$2,711,535
Adjustable rate	89,399	2,234	—	91,633
Total Agency RMBS	$2,836,564	$8,237	$(41,633)	$2,803,168

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of March 31, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in thousands):

	March 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than three years	$20,344	$20,432	1.78%	4.03%	$10,061	$10,101	1.97%	4.07%
Greater than three years and less than or equal to five years	598,134	595,499	2.35%	3.23%	602,705	600,979	2.32%	3.24%
Greater than five years and less than or equal to 10 years	2,357,892	2,394,080	2.87%	3.71%	1,985,654	2,021,474	2.78%	3.65%
Greater than 10 years	21,355	21,226	3.28%	3.50%	204,748	204,010	3.10%	3.01%
Total	$2,997,725	$3,031,237	2.76%	3.61%	$2,803,168	$2,836,564	2.71%	3.52%
As of March 31, 2017 and December 31, 2016, none of our agency RMBS had an estimated weighted average life of less than 2.7 years and 2.9 years, respectively. As of March 31, 2017 and December 31, 2016, the estimated weighted average life of our agency security portfolio was 7.2 years and 7.4 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2017 and December 31, 2016, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.5% and 8.1%, respectively. Our estimates may differ materially for different types of securities and thus individual holdings may have a wide range of projected CPRs.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Proceeds from agency securities sold	$208,457	$135,049
Less agency securities sold, at cost	(208,669)	(134,629)
Realized gain (loss) on agency securities, net	$(212)	$420

Gross realized gains on sale of agency securities	$1,270	$702
Gross realized losses on sale of agency securities	(1,482)	(282)
Realized gain (loss) on agency securities, net	$(212)	$420

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,264,139	$597,310	$2,861,449
Accrued interest on pledged agency RMBS	6,572	1,719	8,291
Under Derivative Agreements
Fair value	554	660	1,214
Accrued interest on pledged agency RMBS	1	2	3
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,271,266	$599,691	$2,870,957

	December 31, 2016
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,911,218	$514,082	$2,425,300
Accrued interest on pledged agency RMBS	5,375	1,483	6,858
Under Derivative Agreements
Fair value	605	671	1,276
Accrued interest on pledged agency RMBS	1	2	3
Under FHLB Advances
Fair value	184,488	102,210	286,698
Accrued interest on pledged agency RMBS	516	290	806
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,102,203	$618,738	$2,720,941
The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,603,233	$1,621,509	$4,673	$672,749	$681,287	$1,887
31 - 59 days	439,377	444,763	1,239	1,061,202	1,074,283	3,030
60 - 90 days	326,537	329,321	976	496,562	500,517	1,363
Greater than 90 days	492,302	497,989	1,403	481,485	488,344	1,384
Total	$2,861,449	$2,893,582	$8,291	$2,711,998	$2,744,431	$7,664

As of March 31, 2017 and December 31, 2016, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. All of our FHLB advances backed by agency RMBS matured during the first quarter. As a result, we had no outstanding secured FHLB advances as of March 31, 2017.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$144,272	$6,084	$(880)	$139,068	$(13,802)	$152,870	3.37%	5.67%
CRT	307,128	20,601	—	286,527	5,312	281,215	5.44%	6.20%
Alt-A	325,887	37,166	(2,313)	291,034	(124,501)	415,535	2.20%	7.65%
Option-ARM	99,870	6,850	(378)	93,398	(24,921)	118,319	1.25%	5.89%
Subprime	53,503	990	(34)	52,547	(699)	53,246	4.50%	5.23%
CMBS	17,835	33	—	17,802	(198)	18,000	5.65%	6.03%
Total	$948,495	$71,724	$(3,605)	$880,376	$(158,809)	$1,039,185	3.32%	6.50%
————————

(1)	Coupon rates are floating, except for $13.7 million, $19.3 million and $25.6 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of March 31, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.
The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$228,257	$218,234	3.41%	6.29%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	449,687	406,895	2.94%	6.90%	487,540	455,263	2.27%	6.72%
> 7 years	270,551	255,247	3.96%	6.05%	316,422	301,565	4.10%	6.28%
Total	$948,495	$880,376	3.32%	6.50%	$1,134,469	$1,079,363	3.00%	6.31%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices, had a combined fair value of $125.2 million as of March 31, 2017. As a result, there is still material credit risk embedded in these loan origination vintages. As of March 31, 2017, Prime securities also include $19.1 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of March 31, 2017, our Prime securities have both fixed and floating rate coupons ranging from 1.6% to 6.5%, and have underlying collateral with weighted average coupons ranging from 3.0% to 5.3%.

Our CRT securities reference the performance of loans underlying agency RMBS issued by Fannie Mae and Freddie Mac which were subject to their underwriting standards. As of March 31, 2017, our CRT securities have floating rate coupons ranging from 4.3% to 7.3%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.6%. The loans underlying our CRT securities were originated between 2012 and 2016.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2017, our Alt-A securities have both fixed and floating rate coupons ranging from 1.1% to 6.5% with weighted average coupons of underlying collateral ranging from 3.3% to 6.0%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2017, our Option-ARM securities have coupons ranging from 1.1% to 1.7% and have underlying collateral with weighted average coupons between 3.2% and 4.3%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS issued prior to 2015 include investments in securitization trusts collateralized by residential mortgages originated during or before 2007 that were originally considered to be of lower credit quality. As of March 31, 2017, our Subprime securities issued prior to 2015 have a fair value of $27.7 million with fixed and floating rate coupons ranging from 4.5% to 5.7% and have underlying collateral with weighted-average coupons ranging from 4.7% to 6.0%. Additionally, we have classified certain non-performing loans that were securitized between 2014 and 2016 as Subprime securities. These securitizations have a fair value of $25.8 million as of March 31, 2017, and have fixed rate coupons ranging from 3.4% to 4.4% and underlying collateral with weighted-average coupons ranging from 4.2% to 5.8%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of March 31, 2017, our CMBS securities have a fair market value of $17.8 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a coupon of 4.5%.

More than 95% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of March 31, 2017.
Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Proceeds from non-agency securities sold	$260,473	$415,618
Increase in receivable for securities sold	5,748	2,030
Less: non-agency securities sold, at cost	(253,507)	(419,283)
Realized gain (loss) on non-agency securities, net	$12,714	$(1,635)

Gross realized gain on sale of non-agency securities	$12,864	$3,927
Gross realized loss on sale of non-agency securities	(150)	(5,562)
Realized gain (loss) on non-agency securities, net	$12,714	$(1,635)

Pledged Assets
Non-agency securities with a fair value of $0.8 billion and $1.0 billion were pledged as collateral under financing arrangements as of March 31, 2017 and December 31, 2016, respectively, none of which were due on demand or mature overnight.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$680,716	$630,252	$913	$859,046	$814,457	$1,142
31 - 59 days	62,404	53,987	128	109,057	103,483	83
60 - 90 days	43,672	41,398	112	51,731	49,043	136
Total	$786,792	$725,637	$1,153	$1,019,834	$966,983	$1,361

As of March 31, 2017 and December 31, 2016, none of our repurchase agreement borrowings backed by non-agency securities were due on demand or mature overnight.

Note 6. Investments in Real Property
Investment Activity

During the first quarter of 2017, CHI invested in two assisted living and memory care facilities located in Utah for total consideration of $26.5 million which includes buildings of $24.3 million, land of $1.6 million and furniture, fixtures and equipment of $0.6 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.

The total purchase price for all properties acquired has been allocated to tangible and intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The following table summarizes our real estate investments net of accumulated depreciation as of March 31, 2017 (dollars in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements	$101,118	$77,438
Land	7,374	5,646
Furniture, fixtures and equipment	4,797	4,342
Goodwill	5,840	5,840
Total real estate assets	$119,129	$93,266

Subsequent to March 31, 2017, CHI acquired a portfolio of nine skilled nursing facilities located in Virginia for total consideration of $130.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

Secured Debt

CHI finances its real estate investments through secured debt. As of March 31, 2017, CHI had floating rate debt with a principal amount of $70.8 million, a weighted average maturity of 0.9 years and a weighted average interest rate of 4.72% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.3 years and an interest rate of 4.58%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs. As of December 31, 2016, CHI had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and an interest rate of 4.58%.

The following is a summary of our secured debt activity for the three months ended March 31, 2017 (dollars in thousands):

For the Three Months Ended March 31, 2017
Beginning balance	$66,527
Debt issued, net of deferred financing costs	19,581
Amortization of deferred financing costs	193
Principal repayments	(93)
Ending balance	$86,208

Our secured debt with a carrying amount of $86.2 million had a fair value of approximately $86.6 million as of March 31, 2017.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the three months ended March 31, 2017 (dollars in thousands):

For the Three Months Ended March 31, 2017
Lease income	$2,253
Rental income	1,062
Healthcare real estate income	3,315

Interest expense	1,173
Depreciation	771
Tenant expenses	709
Healthcare real estate expense	2,653
Net healthcare real estate income	$662

At March 31, 2017, future minimum lease payments receivable are as follows (dollars in thousands):

March 31, 2017
2017	$6,480
2018	8,819
2019	9,007
2020	9,199
2021	9,395
Thereafter	73,684
Total	$116,584

Note 7. Repurchase Agreements and Federal Home Loan Bank Advances

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2017 and December 31, 2016, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of March 31, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,603,908	1.07%	122	$2,215,151	1.00%	159
Non-agency securities	581,226	2.41%	22	755,665	2.23%	23
Total repurchase agreements	$3,185,134	1.31%	104	$2,970,816	1.31%	125
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,081,696	1.32%	16	$1,304,341	1.52%	15
> 1 to ≤ 2 months	479,177	1.32%	35	830,099	1.16%	41
> 2 to ≤ 3 months	293,122	1.21%	79	508,047	1.07%	78
> 3 to ≤ 6 months	38,350	1.00%	101	63,329	0.93%	114
> 6 to ≤ 9 months	6,601	1.12%	199	—	N/A	N/A
> 9 to ≤ 12 months	21,188	1.10%	291	—	N/A	N/A
> 12 months	265,000	1.46%	933	265,000	1.32%	1023
Total repurchase agreements	$3,185,134	1.31%	104	$2,970,816	1.31%	125
We had repurchase agreements with 32 financial institutions as of both March 31, 2017 and December 31, 2016. In addition, less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 20% of our stockholders' equity at risk as of March 31, 2017.

We had agency RMBS with fair values of $2.9 billion and $2.4 billion pledged as collateral against repurchase agreements as of March 31, 2017 and December 31, 2016, respectively. We had non-agency securities with fair values of $0.8 billion and $1.0 billion pledged as collateral against repurchase agreements as of March 31, 2017 and December 31, 2016, respectively.

Federal Home Loan Bank Advances

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Derivative assets
Interest rate swaps	$2,318	$26,766
Interest rate swaptions	1,039	1,467
TBA securities	12,638	815
Derivative assets, at fair value	$15,995	$29,048

Derivative liabilities
Interest rate swaps	$802	$4,475
TBA securities	1,617	19,304
Credit default swaps	4,259	4,041
Derivative liabilities, at fair value	$6,678	$27,820

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017			2016
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Loss on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(2,660)	$26,021	$(21,830)	$(3,830)	$(23,372)	$(22,331)
Interest rate swaptions	—	—	(428)	—	—	(964)
TBA securities	—	(24,290)	29,510	—	3,287	2,087
U.S. Treasury securities	—	131	7	—	4,449	—
U.S. Treasury futures	—	—	—	—	(12,125)	(1,087)
Short sales of U.S. Treasuries	—	251	(9,641)	—	(9,492)	(733)
Interest only swaps	—	—	—	—	759	490
Credit default swaps	—	(43)	(457)	—	(486)	(903)
Other	—	97	—	—	408	1,161
Total	$(2,660)	$2,167	$(2,839)	$(3,830)	$(36,572)	$(22,280)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the three months ended March 31, 2017 and 2016 (in thousands):

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2017 Notional Amount
Interest rate swaps	$2,975,000	75,000	(75,000)	$2,975,000
Interest rate swaptions	$150,000	—	—	$150,000
TBA securities	$886,042	7,928,617	(6,774,908)	$2,039,751
U.S. Treasuries	$21,000	22,500	(43,500)	$—
Short sales of U.S. Treasuries	$(511,000)	318,500	(1,172,000)	$(1,364,500)
Credit default swaps	$49,000	—	(500)	$48,500

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2016 Notional Amount
Interest rate swaps	$2,290,000	100,000	(375,000)	$2,015,000
Interest rate swaptions	$250,000	—	—	$250,000
TBA securities	$59,878	4,464,917	(4,323,204)	$201,591
U.S. Treasuries	$—	245,000	(245,000)	$—
U.S. Treasury futures	$(350,000)	350,000	(350,000)	$(350,000)
Short sales of U.S. Treasuries	$(269,000)	474,000	(205,000)	$—
Interest only swaps	$40,128	—	(1,417)	$38,711
Credit default swaps	$49,500	—	—	$49,500
Interest Rate Swap Agreements
As of March 31, 2017 and December 31, 2016, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk created by our use of short-term and floating rate financing. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of March 31, 2017 and December 31, 2016, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

		March 31, 2017		December 31, 2016
Interest Rate Swaps	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap assets	Derivative assets, at fair value	$2,685,000	$2,318	$2,485,000	$26,766
Interest rate swap liabilities	Derivative liabilities, at fair value	290,000	(802)	490,000	(4,475)
		$2,975,000	$1,516	$2,975,000	$22,291

March 31, 2017
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$1,865,000	$(137)	1.14%	1.06%	1.6
> 3 to ≤ 5 years	475,000	—	1.78%	1.08%	4.6
> 5 to ≤ 7 years	510,000	1,653	1.63%	1.06%	5.6
> 7 years	125,000	—	2.08%	1.05%	9.4
Total	$2,975,000	$1,516	1.37%	1.06%	3.1

December 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,865,000	$8,366	1.14%	0.92%	1.8
> 3 to ≤ 5 years	475,000	3,403	1.78%	0.93%	4.8
> 5 to ≤ 7 years	510,000	7,883	1.78%	0.89%	5.8
> 7 years	125,000	2,639	2.08%	0.91%	9.7
Total	$2,975,000	$22,291	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.2 years from December 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.35% as of December 31, 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$87	0.6	$100,000	3.21%	5.0
> 12 months	3,493	952	6.5	50,000	3.00%	6.5
Total / weighted average	$6,227	$1,039	2.6	$150,000	3.14%	5.5

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

TBA Securities
As of March 31, 2017 and December 31, 2016, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	March 31, 2017		December 31, 2016
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$1,923,135	$12,638	$410,300	$815
Sale of TBA securities	—	—	(1,000)	—
Total TBA assets	1,923,135	12,638	409,300	815

TBA liabilities
Purchase of TBA securities	116,616	(1,617)	678,542	(18,636)
Sale of TBA securities	—	—	(201,800)	(668)
Total TBA liabilities	116,616	(1,617)	476,742	(19,304)
Total net TBA	$2,039,751	$11,021	$886,042	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We had no U.S. Treasury securities as of March 31, 2017.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $1.3 billion and $0.5 billion as of March 31, 2017 and December 31, 2016, respectively. The borrowed securities were collateralized by cash payments of $1.3 billion and $0.5 billion as of March 31, 2017 and December 31, 2016, respectively, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We hold credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of March 31, 2017, we had credit default swaps with a notional amount of $48.5 million and a liability fair value of $4.3 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of March 31, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of March 31, 2017.

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

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
March 31, 2017
Interest rate swaps and swaptions (2)	$3,357	$—	$3,357	$(691)	$(33)	$2,633
TBA	12,638	—	12,638	(1,617)	(11,021)	—
Receivable under reverse repurchase agreements	1,335,057	—	1,335,057	(781,802)	(553,255)	—
Total	$1,351,052	$—	$1,351,052	$(784,110)	$(564,309)	$2,633

December 31, 2016
Interest rate swaps and swaptions (2)	$28,233	$—	$28,233	$(4,475)	$(9,165)	$14,593
TBA	815	—	815	(815)	—	—
Receivable under reverse repurchase agreements	487,469	—	487,469	(366,950)	(120,519)	—
Total	$516,517	$—	$516,517	$(372,240)	$(129,684)	$14,593

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
March 31, 2017
Interest rate swaps (2)	$802	$—	$802	$(691)	$(111)	$—
TBA	1,617	—	1,617	(1,617)	—	—
Repurchase agreements	3,185,134	—	3,185,134	(781,802)	(2,403,332)	—
Total	$3,187,553	$—	$3,187,553	$(784,110)	$(2,403,443)	$—

December 31, 2016
Interest rate swaps (2)	$4,475	$—	$4,475	$(4,475)	$—	$—
TBA	19,304	—	19,304	(815)	(18,489)	—
Repurchase agreements	2,970,816	—	2,970,816	(366,950)	(2,603,866)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,268,295	$—	$3,268,295	$(372,240)	$(2,896,055)	$—
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

We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We use the results of the validation procedures described above as part of our determination of the appropriate fair value measurement hierarchy classification. The three levels of valuation hierarchy are defined as follows:

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

The following tables present our financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,997,725	$—	$2,997,725
Non-agency securities	—	948,495	—	948,495
Derivative assets	—	15,995	—	15,995
Total	$—	$3,962,215	$—	$3,962,215

Liabilities
Derivative liabilities	$—	$6,678	$—	$6,678
Obligation to return securities borrowed under reverse repurchase agreements	1,321,843	—	—	1,321,843
Total	$1,321,843	$6,678	$—	$1,328,521

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,803,168	$—	$2,803,168
Non-agency securities	—	1,134,469	—	1,134,469
U.S. Treasury securities	20,209	—	—	20,209
Derivative assets	—	29,048	—	29,048
MSR assets	—	—	49,776	49,776
Total	$20,209	$3,966,685	$49,776	$4,036,670

Liabilities
Derivative liabilities	$—	$27,820	$—	$27,820
Obligation to return securities borrowed under reverse repurchase agreements	474,935	—	—	474,935
Total	$474,935	$27,820	$—	$502,755
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of March 31, 2017.

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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables, borrowings under repurchase agreements, FHLB advances and debt secured by healthcare real estate investments, which are presented in our consolidated financial statements at cost. The cost basis of financial instruments with initial terms of less than one year are determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of floating rate borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating interest rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. The fair value of fixed rate secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. We estimate the fair value of these instruments using Level 2 inputs.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the three months ended March 31, 2017 and 2016 (in thousands):

Purchased MSR
Balance as of December 31, 2016	$49,776
Losses included in net income:
Realized losses (1)	(1,089)
Total net losses included in net income	(1,089)
Dispositions	(48,687)
Balance as of March 31, 2017	$—

Purchased MSR
Balance as of December 31, 2015	$70,857
Losses included in net income:
Realized losses (1)	(1,900)
Unrealized losses (1)	(9,027)
Total net losses included in net income	(10,927)
Dispositions	—
Balance as of March 31, 2016	$59,930
————————

(1)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

Note 11. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. During the three months ended March 31, 2017, RCS contracted to sell its remaining MSR. The following table summarizes activity related to MSR accounted for as purchases during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$49,776	$70,857
Reductions from sales of MSR	(48,687)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	—	(9,027)
Other changes in fair value (1)	(1,089)	(1,900)
Ending balance	$—	$59,930
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.
The following table presents the components of net servicing loss for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Servicing fee income	$2,553	$6,414
Incentive, ancillary and other income	5	3,235
Servicing income	2,558	9,649

Employee compensation and benefit costs	1,307	11,609
Facility costs	187	1,141
Realization of cash flows from MSR	1,089	1,900
Other servicing costs	2,402	3,255
Servicing expense	4,985	17,905

Net servicing loss	$(2,427)	$(8,256)
Risk Mitigation Activities
The Company’s previous investment in MSR exposed us to certain risks, including representation and warranty risk. Representation and warranty risk refers to the representations and warranties we made (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we had acquired MSR. We mitigated representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to prior origination and servicing.

Note 12. Other Assets
The following table summarizes our other assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Servicing advances	$7,612	$9,151
FHLB membership stock	—	11,489
Prepaid expenses	1,309	1,291
Accounts receivable	6,436	4,031
Goodwill	5,840	5,840
Other	6,557	7,376
Total other assets	$27,754	$39,178

Servicing Advances and Sale of MSR
We are required to fund cash advances in connection with our servicing operations. Servicing advances receivable are reported within other assets on the consolidated balance sheets and represent advances for principal and interest, property taxes and insurance, as well as certain out-of-pocket expenses incurred by the Company in the performance of its prior servicing obligations. Accounts receivable as of March 31, 2017 includes $4.9 million related to the sale of MSR during the first quarter of 2017.
Federal Home Loan Bank Membership Stock

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership, and as a result, the FHLB redeemed all FHLB membership stock held by MTGE during the quarter March 31, 2017.
Note 13. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash collateral held	$33	$10,807
Due to manager	1,394	1,747
Accrued interest	10,214	6,590
Other accounts payable and accrued expenses	13,972	11,732
Total accounts payable and other accrued liabilities	$25,613	$30,876

Note 14. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of March 31, 2017, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2017, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. The total amount of $100 million remains authorized and available for common stock repurchases as of March 31, 2017.

Long-Term Incentive Plan

We sponsor the MTGE Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors and certain members of RCS' management. We did not issue any shares of common stock related to the vesting of RSU awards during the three months ended March 31, 2017. We issued 38,314 shares of common stock to our independent directors and 136,979 shares of common stock to members of RCS management related to the vesting of RSU awards during the year ended December 31, 2016. We have made no awards under the plan to our officers or the officers or employees of our Manager.

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

The following summarizes the net income per common share during the three years ended March 31, 2017 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Weighted average common shares calculation:
Basic weighted average common shares outstanding	45,798	46,651
Effect of stock based compensation	8	15
Diluted weighted average common shares outstanding	45,806	46,666
Net income (loss) available to common stockholders	$37,682	$(22,414)
Net income (loss) per common share — basic	$0.82	$(0.48)
Net income (loss) per common share — diluted	$0.82	$(0.48)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017. Our MD&A is presented in the following sections:
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
Our Risk Management Strategy
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
Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first quarter of 2017, especially when compared to the significant interest rate movements experienced during the fourth quarter of 2016. Investors continued to favor higher risk assets, as evidenced by the strong performance of U.S. equities and the further tightening in spreads associated with a wide range of credit-sensitive fixed income assets. Against this backdrop, credit-sensitive fixed income products, including our Credit Risk Transfer (“CRT”) and legacy non-agency assets, continued their very strong performance, while agency RMBS underperformed slightly versus our interest rate hedges. As a result, fair value gains on non-agency securities were the primary driver of the 1.9% improvement in our net asset value per common share, rising to $19.54 as of March 31, 2017 from $19.17 as of December 31, 2016. Taking into account $0.45 of quarterly dividends, MTGE generated an economic return of 4.3% on common equity for the quarter, representing a 17% annualized economic return.
The U.S. residential housing market continued to display strong underlying fundamentals during the first quarter, which, when coupled with strong demand for yield from global investors, drove the relative strength in valuations for credit investments. Our non-agency securities and other credit sensitive mortgage-related investments, in particular, outperformed during the quarter, with valuations on our CRT investments, which comprised 32% of our non-agency portfolio as of March 31, 2017, improving significantly during the quarter. In response to this credit spread tightening, we sold a subset of our legacy non-agency assets during the first quarter, as revised projected returns became less attractive than other investment alternatives. Our sales were predominantly Option ARM securities in which the price appreciation was most pronounced and any potential upside potential to returns, including improvement in the underlying credit or potential benefits from changes in prepayment assumptions, was fully reflected in the price of such securities. As a result, the percentage of capital allocated to non-agency investments at the end of the first quarter declined to 33% from 41% at the beginning of the year. Our non-agency leverage remained unchanged during the quarter at 2.0x.
Within the healthcare sector, skilled nursing and seniors living facilities benefit from favorable underlying fundamentals, including substantial projected growth in healthcare-related spending stemming from the rapid growth in the U.S. population aged 75 years or older, which is expected to increase 45% over the next ten years. This growth in elderly population coupled with the already high utilization rates at seniors living and skilled nursing facilities, provides a strong foundation for this sector. In addition, these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Through March 31, 2017, our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) had closed five healthcare transactions with a total asset value of $121 million, using equity of $36 million.
The performance of agency RMBS during the first quarter was likely negatively impacted by growing concerns related to the Federal Reserve’s (the “Fed”) potential tapering of its agency RMBS and U.S Treasury reinvestment program. We believe the price of agency RMBS now largely reflects the market’s consensus expectation that the Fed will begin to gradually reduce the size of its balance sheet sometime in late 2017 or early 2018. As such, we increased our capital allocation to agency securities at the end of the first quarter to 59% from 52% at the beginning of the year and increased agency leverage to 8.1x, from 6.9x at prior quarter end. Although agency RMBS spreads could move wider as a reaction to speculation regarding Fed reinvestment policy or an actual reinvestment announcement by the Fed, which would in turn drive net book value declines, wider spreads could also provide an attractive investment opportunity. In that scenario, we would consider operating with somewhat higher leverage.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since March 31, 2016:

Interest Rate / Security (1)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
LIBOR:
1-Month	0.98%	0.77%	0.53%	0.47%	0.44%
3-Month	1.15%	1.00%	0.85%	0.65%	0.63%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.26%	1.20%	0.76%	0.59%	0.73%
5-Year U.S. Treasury	1.93%	1.92%	1.15%	1.01%	1.22%
10-Year U.S. Treasury	2.39%	2.43%	1.61%	1.49%	1.78%
Interest Rate Swap Rates:
2-Year Swap Rate	1.62%	1.46%	1.01%	0.74%	0.85%
5-Year Swap Rate	2.06%	1.96%	1.18%	0.99%	1.18%
10-Year Swap Rate	2.39%	2.32%	1.46%	1.38%	1.64%
30-Year Fixed Rate Agency Price:
3.5%	$102.29	$102.50	$105.53	$105.50	$104.86
4.0%	$104.90	$105.13	$107.41	$107.23	$106.86
4.5%	$107.24	$107.51	$109.52	$109.17	$108.82
15-Year Fixed Rate Agency Price:
2.5%	$100.03	$100.20	$103.56	$103.48	$102.66
3.0%	$102.51	$102.62	$104.99	$104.84	$104.47
3.5%	$104.06	$104.17	$105.41	$105.97	$105.59
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
30-Year Lower Loan Balance (3):
3.0%	$0.38	$0.23	$0.72	$0.84	$0.25
3.5%	$0.72	$0.72	$1.91	$1.72	$1.00
4.0%	$1.20	$1.08	$2.78	$2.63	$1.75
30-Year HARP (4):
3.5%	$0.16	$0.16	$0.56	$0.47	$0.25
4.0%	$0.47	$0.44	$1.19	$1.06	$0.63
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Funding dynamics remained favorable during the first quarter. Our repurchase agreement funding cost increased during the quarter in anticipation of the March 15, 2017 Federal Funds rate increase but was largely offset by a corresponding increase in the variable rate received on our interest rate swaps and improved implied funding levels in the TBA dollar roll market.
As of March 31, 2017, our interest rate hedges equaled 84% of our funding liabilities and net TBA position compared to the 86% as of December 31, 2016. Our net “duration gap” measures the risk arising from mismatches between the interest rate sensitivity of our assets and the interest rate sensitivity of our liabilities and hedges caused by an instantaneous parallel shift in interest rates. As of March 31, 2017, our net duration gap was 0.9 years, a slight decline from 1.1 years as of December 31, 2016. Given the likelihood of further Fed Funds rate increases, we expect to maintain a relatively high interest rate hedge ratio and a modest duration gap over the near to intermediate term, but the mix of our hedge instruments may change. The composition of our hedging portfolio impacts our adjusted net interest expense and net spread and dollar roll income (non-GAAP measures), as these measures include net interest paid or received on our current pay interest rate swaps but exclude the impact of other supplemental hedges such as short treasury or futures positions, fees paid or received for terminated swaps and forward starting swaps. Please refer to Results of Operations for further discussion of non-GAAP measures.
Our mortgage servicing subsidiary, Residential Credit Solutions, Inc. (“RCS”), sold its Mortgage Servicing Rights (“MSR”) and recorded $2.6 million in servicing revenues and $5.0 million in servicing expense, which included $1.1 million in realization of cash flows on MSR and $0.6 million in expense related to the MSR sale transaction. Following the sale of RCS’ MSR, we have commenced winding down the operations of RCS, and we do not anticipate future allocations of capital to MSR investments.
Looking ahead, we believe the underlying fundamentals in the U.S. conforming housing market, which include employment gains, low mortgage rates, increased credit availability, and favorable demographics will remain strong and should continue to benefit our non-agency investment portfolio. Additionally, MTGE’s investments in seniors living and skilled nursing facilities are projected to generate stable cash flows through long-term leases to well-established operators, funded by long-term fixed rate GSE and HUD financing, and should continue benefit from favorable underlying demographic trends. Finally, uncertainty regarding the Fed’s agency MBS reinvestment program has driven a corresponding widening of Agency RMBS spreads. As a result, the return outlook in this sector has improved, particularly against the backdrop of very favorable funding dynamics in this market. Collectively, these three investment segments provide a foundation for MTGE to continue to provide strong risk-adjusted returns for our shareholders.
Share Repurchases
Under our stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to only repurchase shares under the stock repurchase plan when the repurchase price is less than its estimate of its then current net asset value per common share.
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

FINANCIAL CONDITION
As of March 31, 2017, our investment portfolio with a fair value of $6.1 billion was comprised of $3.0 billion of agency RMBS, $2.1 billion of net long TBA securities, $0.9 billion of non-agency securities and $0.1 billion of healthcare real estate investments.

	March 31, 2017	December 31, 2016
Balance sheet data:
Investment portfolio, at fair value	$6,146,442	$4,980,995
Total assets	$5,619,182	$4,797,155
Financing arrangements	$3,271,342	$3,311,043
Total liabilities	$4,669,039	$3,864,110
Total stockholders' equity	$949,837	$932,730
Net asset value per common share	$19.54	$19.17
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,395,268	$2,419,902	$2,303,167	3.62%	2.78%
Freddie Mac	602,457	611,335	578,684	3.60%	2.69%
Agency RMBS total	2,997,725	3,031,237	2,881,851	3.61%	2.76%
Non-agency securities	948,495	880,376	1,039,185	3.32%	6.50%
Total	$3,946,220	$3,911,613	$3,921,036	3.54%	3.60%

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,177,517	$2,201,824	$2,103,244	3.49%	2.71%
Freddie Mac	625,651	634,740	600,640	3.60%	2.69%
Agency RMBS total	2,803,168	2,836,564	2,703,884	3.52%	2.71%
Non-agency securities	1,134,469	1,079,363	1,265,040	3.00%	6.31%
Total	$3,937,637	$3,915,927	$3,968,924	3.35%	3.70%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.5% and 8.1% as of March 31, 2017 and December 31, 2016, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly from December 31, 2016 to March 31, 2017. The increase in average agency yield was due primarily to an increased allocation to 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of March 31, 2017 (dollars in thousands):

	March 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$36,926	$36,690	$36,672	2.44%	8.7%
3.0%	161,825	162,089	157,293	2.13%	9.5%
3.5%	160,824	160,826	153,809	2.30%	10.2%
4.0%	115,169	114,657	108,377	2.18%	11.3%
4.5%	9,564	9,564	9,019	2.59%	10.9%
≤ 15-year total	484,308	483,826	465,170	2.23%	10.1%
20-year
3.0%	61,185	61,876	60,102	2.34%	10.4%
3.5%	78,664	77,983	75,716	2.83%	9.8%
5.0%	1,333	1,337	1,223	2.16%	18.0%
20-year total	141,182	141,196	137,041	2.61%	10.2%
30-year
3.0%	11,181	11,158	11,270	3.12%	6.2%
3.5%	1,234,869	1,262,670	1,199,519	2.74%	7.3%
4.0%	959,379	967,702	909,713	3.04%	8.2%
4.5%	61,704	61,946	56,815	3.15%	7.8%
30-year total	2,267,133	2,303,476	2,177,317	2.88%	7.7%
Pass through agency RMBS	2,892,623	2,928,498	2,779,528	2.76%	8.2%
Agency CMO	16,496	16,524	14,966	2.80%	7.2%
Total fixed-rate agency RMBS	2,909,119	2,945,022	2,794,494	2.76%	8.2%
Adjustable rate agency RMBS	88,606	86,215	87,357	2.85%	18.0%
Total agency RMBS	$2,997,725	$3,031,237	$2,881,851	2.76%	8.5%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$38,679	$38,453	$38,430	2.44%	8.5%
3.0%	170,483	170,760	165,600	2.13%	9.3%
3.5%	145,474	145,449	138,882	2.27%	9.8%
4.0%	121,946	121,772	114,950	2.18%	11.0%
4.5%	10,182	10,176	9,584	2.60%	10.6%
≤ 15-year total	486,764	486,610	467,446	2.22%	9.8%
20-year
3.0%	63,143	64,046	62,174	2.34%	9.9%
3.5%	82,399	81,492	79,101	2.84%	9.6%
5.0%	1,532	1,544	1,409	2.23%	16.7%
20-year total	147,074	147,082	142,684	2.62%	9.8%
30-year
3.0%	198,782	197,946	199,809	3.11%	5.1%
3.5%	1,228,590	1,256,364	1,191,142	2.72%	7.2%
4.0%	579,557	587,998	547,289	2.92%	7.6%
4.5%	53,590	53,938	49,339	3.12%	7.6%
30-year total	2,060,519	2,096,246	1,987,579	2.82%	7.1%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	2.71%	8.1%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 77% (not including our net long TBA position) as of March 31, 2017 as detailed in the following table (dollars in thousands):

	March 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$660,561	$669,725	$639,506	3.56%	2.83%	7.5%
Lower loan balance (2)	1,574,358	1,598,883	1,508,911	3.62%	2.59%	8.3%
Other	657,704	659,890	631,111	3.82%	3.07%	8.7%
Pass through agency RMBS	2,892,623	2,928,498	2,779,528	3.65%	2.76%	8.2%
Agency CMO	16,496	16,524	14,966	3.06%	2.80%	7.2%
Total fixed-rate agency RMBS	2,909,119	2,945,022	2,794,494	3.65%	2.76%	8.2%
Adjustable rate agency RMBS	88,606	86,215	87,357	2.56%	2.85%	18.0%
Total agency RMBS	$2,997,725	$3,031,237	$2,881,851	3.61%	2.76%	8.5%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 127% for 15-year and 30-year securities, respectively, as of March 31, 2017. Includes $395.7 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,911 and $95,899 for 15-year and 30-year securities, respectively, as of March 31, 2017.

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 85% (not including our net long TBA position) as of December 31, 2016, as detailed in the following table (dollars in thousands):

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

TBA Investments

As of March 31, 2017 and December 31, 2016, we had contracts to purchase (“long position”) and sell (“short position”) agency securities on a forward basis (“TBA positions”). The following tables summarize our net long and (short) TBA positions as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$215,477	$214,949	$215,044	$95
3.0%	19,452	19,691	19,940	249
3.5%	5,900	6,183	6,140	(43)
Subtotal	240,829	240,823	241,124	301
30-Year
3.0%	547,160	540,702	541,527	825
3.5%	517,072	524,067	528,773	4,706
4.0%	723,973	752,965	758,176	5,211
4.5%	10,717	11,515	11,493	(22)
Subtotal	1,798,922	1,829,249	1,839,969	10,720
Portfolio total	$2,039,751	$2,070,072	$2,081,093	$11,021

	December 31, 2016
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$250,695	$248,357	$(2,338)
3.0%	31,952	32,953	32,760	(193)
Subtotal	279,929	283,648	281,117	(2,531)
30-Year
3.0%	378,200	391,402	375,714	(15,688)
3.5%	(133,828)	(136,618)	(137,253)	(635)
4.0%	340,623	357,640	358,037	397
4.5%	21,117	22,733	22,701	(32)
Subtotal	606,112	635,157	619,199	(15,958)
Portfolio total	$886,041	$918,805	$900,316	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2017, our TBA position with a net long notional of $2.0 billion had a net carrying value of $11.0 million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

Non-Agency Investments
Non-agency security yields are based on our estimates of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$144,272	$6,084	$(880)	$139,068	$(13,802)	$152,870	3.37%	5.67%
CRT	307,128	20,601	—	286,527	5,312	281,215	5.44%	6.20%
Alt-A	325,887	37,166	(2,313)	291,034	(124,501)	415,535	2.20%	7.65%
Option-ARM	99,870	6,850	(378)	93,398	(24,921)	118,319	1.25%	5.89%
Subprime	53,503	990	(34)	52,547	(699)	53,246	4.50%	5.23%
CMBS	17,835	33	—	17,802	(198)	18,000	5.65%	6.03%
Total	$948,495	$71,724	$(3,605)	$880,376	$(158,809)	$1,039,185	3.32%	6.50%
————————

(1)	Coupon rates are floating except for $13.7 million, $19.3 million and $25.6 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of March 31, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$228,257	$218,234	3.41%	6.29%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	449,687	406,895	2.94%	6.90%	487,540	455,263	2.27%	6.72%
> 7 years	270,551	255,247	3.96%	6.05%	316,422	301,565	4.10%	6.28%
Total	$948,495	$880,376	3.32%	6.50%	$1,134,469	$1,079,363	3.00%	6.31%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of March 31, 2017, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. The following table summarizes the credit ratings of our non-agency securities as of March 31, 2017 and December 31, 2016:

Credit Rating (1)	March 31, 2017	December 31, 2016
AAA	—%	—%
AA	1%	1%
A	1%	1%
BBB	2%	2%
BB	18%	10%
B	14%	18%
Below B	31%	35%
Not Rated	33%	33%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 75% and 77% as of March 31, 2017 and December 31, 2016, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of March 31, 2017 and December 31, 2016, 10% and 13%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 6% and 9% as of March 31, 2017 and December 31, 2016, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2017 and December 31, 2016 (fair value dollars in thousands):

March 31, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$144,272	$85.92	127	71%	740	7%	19%
CRT	307,128	101.11	30	76%	756	—%	12%
Alt-A	325,887	65.82	137	76%	710	13%	15%
Option-ARM	99,870	73.78	131	76%	703	18%	12%
Subprime	53,503	98.81	134	84%	613	44%	13%
CMBS	17,835	98.84	3	55%	NA	—%	—%
Total	$948,495	$82.80	97	75%	710	10%	14%

December 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$181,267	$86.19	124	71%	738	7%	23%
CRT	317,532	100.34	27	75%	755	—%	22%
Alt-A	345,586	65.95	134	76%	710	13%	17%
Option-ARM	180,169	76.67	128	76%	705	18%	9%
Subprime	92,195	99.17	122	100%	587	57%	13%
CMBS	17,720	98.84	2	55%	NA	—%	—%
Total	$1,134,469	$81.88	98	77%	705	13%	18%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
California	35%	36%
Florida	7%	8%
New York	5%	5%
Virginia	4%	4%
Maryland	4%	4%
New Jersey	3%	4%
Total	58%	61%

Investments in Real Property

During the first quarter of 2017, CHI invested in two assisted living and memory care facilities located in Utah for total consideration of $26.5 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.

As of March 31, 2017, CHI had real estate investments net of accumulated depreciation of $119.1 million which are financed through secured debt. As of March 31, 2017, CHI had floating rate debt with a principal amount of $70.8 million, a weighted average maturity of 0.9 years and a weighted average interest rate of 4.72% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.3 years and a weighted average interest rate of 4.58%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs.

Subsequent to March 31, 2017, CHI acquired a portfolio of nine skilled nursing facilities located in Virginia for total consideration of $130.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

Financing and Hedging
As of March 31, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$2,603,908	1.07%	122	$2,215,151	1.00%	159
Non-agency securities	581,226	2.41%	22	755,665	2.23%	23
Total repurchase agreements	$3,185,134	1.31%	104	$2,970,816	1.31%	125

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,081,696	1.32%	16	$1,304,341	1.52%	15
> 1 to ≤ 2 months	479,177	1.32%	35	830,099	1.16%	41
> 2 to ≤ 3 months	293,122	1.21%	79	508,047	1.07%	78
> 3 to ≤ 6 months	38,350	1.00%	101	63,329	0.93%	114
> 6 to ≤ 9 months	6,601	1.12%	199	—	N/A	N/A
> 9 to ≤ 12 months	21,188	1.10%	291	—	N/A	N/A
> 12 months	265,000	1.46%	933	265,000	1.32%	1023
Total repurchase agreements	$3,185,134	1.31%	104	$2,970,816	1.31%	125

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.

As of March 31, 2017 and December 31, 2016, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

March 31, 2017
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps			Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$1,865,000	$(137)	1.14%	1.06%	1.6
> 3 to ≤ 5 years	475,000	—	1.78%	1.08%	4.6
> 5 to ≤ 7 years	510,000	1,653	1.63%	1.06%	5.6
> 7 years	125,000	—	2.08%	1.05%	9.4
Total	$2,975,000	$1,516	1.37%	1.06%	3.1

December 31, 2016
	Notional Amount	Fair Value	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)			Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,865,000	$8,366	1.14%	0.92%	1.8
> 3 to ≤ 5 years	475,000	3,403	1.78%	0.93%	4.8
> 5 to ≤ 7 years	510,000	7,883	1.78%	0.89%	5.8
> 7 years	125,000	2,639	2.08%	0.91%	9.7
Total	$2,975,000	$22,291	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion with deferred start dates averaging 0.2 years from December 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.35% as of December 31, 2016.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
The following tables present certain information about our interest rate swaption agreements as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$87	0.6	$100,000	3.21%	5.0
> 12 months	3,493	952	6.5	50,000	3.00%	6.5
Total / weighted average	$6,227	$1,039	2.6	$150,000	3.14%	5.5

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

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

The table below presents our consolidated statements of operations during the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Interest income:
Agency securities	$17,901	$17,373
Non-agency securities	15,696	19,734
Other	160	165
Interest expense	(10,165)	(9,780)
Net interest income	23,592	27,492

Servicing:
Servicing income	2,558	9,649
Servicing expense	(4,985)	(17,905)
Net servicing loss	(2,427)	(8,256)

Healthcare:
Healthcare real estate income	3,315	—
Healthcare real estate expense	(2,653)	—
Net healthcare real estate income	662	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(212)	420
Realized gain (loss) on non-agency securities, net	12,714	(1,635)
Realized loss on periodic settlements of interest rate swaps, net	(2,660)	(3,830)
Realized gain (loss) on other derivatives and securities, net	2,167	(36,572)
Unrealized gain (loss) on agency securities, net	(115)	49,880
Unrealized gain (loss) on non-agency securities, net	13,014	(11,324)
Unrealized loss on other derivatives and securities, net	(2,839)	(22,280)
Loss on mortgage servicing rights	—	(9,027)
Total other gains (losses), net	22,069	(34,368)
Expenses:
Management fees	3,376	3,815
General and administrative expenses	1,719	2,042
Total expenses	5,095	5,857
Income (loss) before provision for income tax	38,801	(20,989)
Provision for excise and income tax	—	(308)
Net income (loss)	38,801	(21,297)
Dividend on preferred stock	(1,117)	(1,117)
Noncontrolling interest in net income	(2)	—
Net income (loss) available to common stockholders	$37,682	$(22,414)

Net income (loss) per common share — basic	$0.82	$(0.48)
Net income (loss) per common share — diluted	$0.82	$(0.48)

Weighted average number of common shares outstanding — basic	45,798	46,651
Weighted average number of common shares outstanding — diluted	45,806	46,666

Dividend declared per common share	$0.45	$0.40

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$2,762,718	2.59%	$17,901	$3,162,358	2.20%	$17,373
Non-agency securities	1,009,041	6.22%	15,696	1,395,485	5.66%	19,734
Total	$3,771,759	3.56%	$33,597	$4,557,843	3.26%	$37,107
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$528	$(1,311)	$1,839
Non-agency securities	(4,038)	(6,283)	2,245
Total	$(3,510)	$(7,594)	$4,084
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $0.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a 39 basis point increase in average yield, partially offset by a 13% reduction in average balances. Interest income on non-agency securities decreased by $(4.0) million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a 28% decrease in average balances, partially offset by a 56 basis point increase in average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.5% and 8.1% as of March 31, 2017 and December 31, 2016, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 9.2% and 8.0% for the three months ended March 31, 2017 and 2016, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $5.5 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization expense of approximately $0.6 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. The amortized cost basis of our agency RMBS portfolio was 105.2% and 104.9% of par value as of March 31, 2017 and December 31, 2016, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $149.4 million and $132.7 million as of March 31, 2017 and December 31, 2016, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $6.8 million and $8.5 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average cost basis of the non-agency portfolio was 84.7% and 85.3% of par as of March 31, 2017 and December 31, 2016, respectively. The total net discount remaining was $158.8 million and $185.7 million, with $91.4 million and $97.3 million designated as credit reserves as of March 31, 2017 and December 31, 2016, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 5.9x and 4.8x our stockholders' equity, excluding investments in RCS and real property as of March 31, 2017 and December 31, 2016, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods since March 31, 2016 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
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

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2017, we had a net long TBA position with a notional market value and underlying costs basis of $2.1 billion.
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $10.2 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $2.7 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,117,397	1.32%	$10,165	$3,933,580	1.00%	$9,780
Interest rate swaps	2,887,500	0.37%	2,660	1,590,000	0.97%	3,830
Total adjusted cost of funds		1.67%	$12,825		1.39%	$13,610
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements and FHLB advances	$385	$(710)	$1,095
Interest rate swaps	(1,170)	1,185	(2,355)
Total adjusted cost of funds	$(785)	$475	$(1,260)
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The decrease in our adjusted cost of funds of $(0.8) million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was attributable to lower pay-fixed swap net interest rates and lower average repurchase agreement and FHLB advance balances, partially offset by higher interest rate swap notional balances and funding rates on our repurchase agreements and FHLB advances.

Servicing Income and Expense
The following table presents the components of servicing income and expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Servicing fee income	$2,553	$6,414
Incentive, ancillary and other income	5	3,235
Servicing income	2,558	9,649

Employee compensation and benefit costs	1,307	11,609
Facility costs	187	1,141
Realization of cash flows from MSR	1,089	1,900
Other servicing costs	2,402	3,255
Servicing expense	4,985	17,905

Net servicing loss	$(2,427)	$(8,256)

Gross servicing revenues and expenses and net servicing loss decreased significantly for the first quarter of 2017 compared to 2016 as a result of the transfer of assets and operations to Ditech during 2016.
Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three months ended March 31, 2017 (dollars in thousands):

For the Three Months Ended March 31, 2017
Lease income	$2,253
Rental income	1,062
Healthcare real estate income	3,315

Interest expense	1,173
Depreciation (1)	771
Tenant expenses	709
Healthcare real estate expense	2,653
Net healthcare real estate income	$662
————————

(1)	Depreciation expense for the three months ended March 31, 2017 includes $0.6 million for buildings and improvements and $0.2 million for furniture, fixtures and equipment.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three months ended March 31, 2017 and 2016 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Proceeds from agency securities sold	$208,457	$135,049
Less agency securities sold, at cost	(208,669)	(134,629)
Realized gain (loss) on agency securities, net	$(212)	$420

Gross realized gains on sale of agency securities	$1,270	$702
Gross realized losses on sale of agency securities	(1,482)	(282)
Realized gain (loss) on agency securities, net	$(212)	$420
The following table is a summary of our net realized gains and losses on non-agency securities during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Proceeds from non-agency securities sold	$260,473	$415,618
Increase in receivable for securities sold	5,748	2,030
Less: non-agency securities sold, at cost	(253,507)	(419,283)
Realized gain (loss) on non-agency securities, net	$12,714	$(1,635)

Gross realized gain on sale of non-agency securities	$12,864	$3,927
Gross realized loss on sale of non-agency securities	(150)	(5,562)
Realized gain (loss) on non-agency securities, net	$12,714	$(1,635)

Unrealized net losses of $(0.1) million on agency RMBS for the three months ended March 31, 2017 and unrealized net gains of $13.0 million on non-agency securities for the three months ended March 31, 2017, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Realized loss on periodic settlements of interest rate swaps, net	$(2,660)	$(3,830)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$26,021	$(23,372)
TBA securities	(24,290)	3,287
U.S. Treasury securities	131	4,449
U.S. Treasury futures	—	(12,125)
Short sales of U.S. Treasury securities	251	(9,492)
Interest only swaps	—	759
Credit default swaps	(43)	(486)
Other, net	97	408
Total realized gain (loss) on other derivatives and securities, net	$2,167	$(36,572)
Unrealized loss on other derivatives and securities:
Interest rate swaps	$(21,830)	$(22,331)
Interest rate swaptions	(428)	(964)
TBA securities	29,510	2,087
U.S. Treasury securities	7	—
U.S. Treasury futures	—	(1,087)
Short sales of U.S. Treasury securities	(9,641)	(733)
Agency mortgage REIT equity investments	—	1,146
Mortgage options	—	15
Interest only swaps	—	490
Credit default swaps	(457)	(903)
Total unrealized loss on other derivatives and securities, net	$(2,839)	$(22,280)

Net gains on pay-fixed interest rate swaps during the three months ended March 31, 2017 were due primarily to an increase in swap interest rates. Net losses on short positions in U.S. Treasury securities during the three months ended March 31, 2017 were due primarily to a decrease in Treasury interest rates. Net gains on TBA securities during the three months ended March 31, 2017 were due primarily to spread widening and a decrease in treasury interest rates during the second half of the first quarter following a significant increase in the net long TBA position.
For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.4 million and $3.8 million during the three months ended March 31, 2017 and 2016, respectively. The period-over-period decrease for the three months ended March 31, 2017 and 2016 was a function of lower average equity, primarily as a result of realized losses and share repurchases.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $1.7 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively. The decrease for the three months ended March 31, 2017 was primarily driven by lower prime brokerage fees and software, research and data costs.

Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% and 2.5% for the three months ended March 31, 2017 and 2016, respectively.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $5.3 million and $16.2 million (or $0.12 and $0.35 per common share) for the three months ended March 31, 2017 and 2016, respectively.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$38,801	$(21,297)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	115	(49,880)
Non-agency securities	(13,014)	11,324
Derivatives, MSR and other securities	2,839	31,307
Amortization / accretion	(1,174)	1,244
Capital losses (1)	13,716	11,868
Realized losses (gains), net (1)	(37,324)	24,147
Taxable REIT subsidiary loss and other	2,427	8,565
Total book to tax difference	(32,415)	38,575
Estimated taxable income	6,386	17,278
Dividend on preferred stock	(1,117)	(1,117)
Estimated taxable income available to common stockholders	$5,269	$16,161

Weighted average number of common shares outstanding — basic	45,798	46,651
Weighted average number of common shares outstanding — diluted	45,806	46,666

Estimated taxable income per common share - basic and diluted	$0.12	$0.35
Estimated cumulative undistributed REIT taxable income per common share	$(0.82)	$(0.02)

Beginning cumulative non-deductible capital losses	$118,347	$126,955
Current period net capital loss (gain)	13,716	11,868
Ending cumulative non-deductible capital losses	$132,063	$138,823
Ending cumulative non-deductible capital losses per common share	$2.88	$3.03
——————

(1)
Estimated taxable income excludes estimated net capital losses of $(0.30) per common share for the three months ended March 31, 2017, respectively, which will increase our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(0.08) per common share, for the three months ended March 31, 2017, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

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
We declared dividends of $0.45 and $0.40 per common share for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we have distributed all of our 2016 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2016.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of March 31, 2017, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $112.6 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred $14.2 million of capital loss, which can be carried forward for up to five years. The gross deferred tax assets associated with the NOL and other temporary differences as of March 31, 2017 were approximately $50.9 million, with respect to which RCS has provided a full valuation allowance.
Key Statistics
The table below presents key statistics for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Ending agency securities, at fair value	$2,997,725	$3,298,466
Ending agency securities, at cost	$3,031,237	$3,267,272
Ending agency securities, at par	$2,881,851	$3,108,935
Average agency securities, at cost	$2,762,718	$3,162,358
Average agency securities, at par	$2,629,607	$3,006,552

Ending non-agency securities, at fair value	$948,495	$1,254,709
Ending non-agency securities, at cost	$880,376	$1,251,474
Ending non-agency securities, at par	$1,039,185	$1,452,195
Average non-agency securities, at cost	$1,009,041	$1,395,485
Average non-agency securities, at par	$1,187,097	$1,604,823

Net TBA portfolio - as of period end, at fair value	$2,081,093	$200,324
Net TBA portfolio - as of period end, at cost	$2,070,072	$197,430
Average net TBA portfolio, at cost	$1,366,814	$(24,544)

Average total assets, at fair value	$5,044,712	$5,189,108
Average agency and non-agency repurchase agreements and advances	$3,117,397	$3,933,580
Average stockholders' equity	$946,266	$950,181

	For the Three Months Ended March 31,
	2017	2016
Average coupon	3.38%	3.31%
Average asset yield	3.56%	3.26%
Average cost of funds (1)	1.67%	1.39%
Average net interest rate spread	1.89%	1.87%
Average net interest rate spread, including TBA dollar roll (2)	2.00%	1.90%
Average net interest rate spread, including TBA dollar roll, excluding estimated “catch-up” premium amortization (benefit)	2.05%	2.21%
Average coupon as of period end	3.54%	3.33%
Average asset yield as of period end	3.60%	3.43%
Average cost of funds as of period end	1.55%	1.32%
Average net interest rate spread as of period end	2.05%	2.11%

Average actual CPR for agency securities held during the period	9.2%	8.0%
Average projected life CPR for agency securities as of period end	8.5%	10.1%

Leverage - average during the period (3)	3.5x	4.4x
Leverage - average during the period, including net TBA position	5.1x	4.4x
Leverage - as of period end (4)	3.6x	4.4x
Leverage - as of period end, including net TBA position	5.9x	4.6x

Expenses % of average total assets - annualized	0.4%	0.5%
Expenses % of average stockholders' equity - annualized	2.2%	2.5%
Net book value per common share as of period end	$19.54	$19.03
Dividends declared per common share	$0.45	$0.40
Economic return (loss) on common equity - annualized	17.2%	(4.7)%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements.

(2)	Estimated dollar roll income excludes the impact of other supplemental hedges and is recognized in gain (loss) on other derivatives and securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS, agency mortgage REIT equity securities and healthcare real estate investments. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements, and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS and healthcare real estate. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Interest income:
Agency securities	$17,901	$17,373
Non-agency securities and other	15,856	19,899
Interest expense	(10,165)	(9,780)
Net interest income	23,592	27,492
Dividends from REIT equity securities (1)	—	244
Realized loss on periodic settlements of interest rate swaps, net	(2,660)	(3,830)
Dollar roll income	7,271	136
Adjusted net interest and dollar roll income	28,203	24,042
Operating expenses	(5,095)	(5,857)
Net spread and dollar roll income	23,108	18,185
Dividend on preferred stock	(1,117)	(1,117)
Net spread and dollar roll income available to common stockholders	21,991	17,068
Estimated “catch-up” premium amortization cost due to change in CPR forecast	645	3,532
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$22,636	$20,600

Weighted average number of common shares outstanding - basic	45,798	46,651
Weighted average number of common shares outstanding - diluted	45,806	46,666

Net spread and dollar roll income per common share- basic and diluted	$0.48	$0.37
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.49	$0.44
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

Net spread and dollar roll income excluding catch up amortization increased $0.05 per common share for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due primarily to increased dollar roll income related to higher average net long TBA balances, partially offset by lower average balances in agency RMBS and non-agency securities.
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

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. As of March 31, 2017, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 3.6x and 3.7x the amount of our stockholders’ equity less our investments in RCS and real property as of March 31, 2017 and December 31, 2016, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 32 financial institutions as of March 31, 2017, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 20% of our equity at risk as of March 31, 2017.
As of March 31, 2017, borrowings under repurchase agreements of $2.6 billion and $0.6 billion, with weighted average remaining days to maturity of 122 days and 22 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2017. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2017.

	March 31, 2017
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	65%
Asia	5	11%
Europe	10	24%
Total	32	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2017, haircuts on our pledged collateral remained stable and, as of March 31, 2017, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of March 31, 2017, we had met all margin requirements and had unrestricted cash and cash equivalents of $130.1 million and unpledged securities of approximately $274.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2017.
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
See Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2017 and the related activity for the three months ended March 31, 2017.

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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both March 31, 2017 and December 31, 2016.
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
Notes Payable

CHI finances the acquisition of its healthcare related real estate investments primarily through the use of secured mortgage debt. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs.

TBA Dollar Roll Transactions
We also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2017, our total “at risk” leverage, net of unsettled securities, was 5.9x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2017, we had a net long TBA position with a cost basis of $2.1 billion and fair value of the securities underlying our net long TBA position of $2.1 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may alternatively sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2017, approximately 86% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of March 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
March 31, 2017
+100 basis points	4.9%	(1.6)%	(10.1)%
+50 basis points	3.0%	(0.7)%	(4.3)%
-50 basis points	(2.9)%	0.3%	1.9%
-100 basis points	(8.6)%	0.1%	0.8%
December 31, 2016
+100 basis points	6.7%	(1.6)%	(8.1)%
+50 basis points	3.5%	(0.7)%	(3.7)%
-50 basis points	(3.5)%	0.5%	2.4%
-100 basis points	(10.2)%	0.5%	2.8%
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.7 years and 5.7 years for agency RMBS and 4.5 years and 4.6 years for non-agency securities based on interest rates and securities prices as of March 31, 2017 and December 31, 2016, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2017
-25 basis points	1.2%	7.6%
-10 basis points	0.5%	3.0%
+10 basis points	(0.5)%	(3.0)%
+25 basis points	(1.2)%	(7.6)%
December 31, 2016
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2017
-50 basis points	0.4%	2.2%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.4)%	(2.2)%
December 31, 2016
-50 basis points	0.5%	2.8%
-25 basis points	0.3%	1.4%
+25 basis points	(0.3)%	(1.4)%
+50 basis points	(0.5)%	(2.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of March 31, 2017, we had unrestricted cash and cash equivalents of $130.1 million and unpledged securities of approximately $274.9 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Risks Related to Healthcare and Other Senior Living Investments.
Our healthcare and other senior living real estate investments are exposed to counterparty risk, including, for our equity investments, the ongoing ability of our tenant (the facility operator) to satisfy its lease obligations, including payment of rent, or, for debt investments, of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare-related investments are heavily dependent upon the successful operation of the facilities by our counterparties. These borrowers and operators may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly, and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
*3.1	MTGE Investment Corp. Articles of Amendment and Restatement, effective September 30, 2016, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*3.2	MTGE Investment Corp. Amended and Restated Bylaws, effective March 16, 2017, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-35260), filed March 17, 2017.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith.

*4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, filed herewith.

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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
Date: May 9, 2017

By:	/s/ PETER FEDERICO
Peter Federico
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: May 9, 2017