Form 10-Q
period 2017-06-30
MTGE Investment Corp.
filed 2017-08-07
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s common stock outstanding as of August 1, 2017 was 45,797,687.

MTGE INVESTMENT CORP.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,496,012 and $2,713,274, respectively)	$3,657,947	$2,803,168
Non-agency securities, at fair value (including pledged securities of $759,354 and $1,019,834, respectively)	884,986	1,134,469
U.S. Treasury securities, at fair value (including pledged securities of $0 and $20,209, respectively)	—	20,209
Land	16,641	5,646
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	244,159	81,780
Cash and cash equivalents	155,541	123,640
Restricted cash and cash equivalents	40,424	13,005
Interest receivable	12,667	9,767
Derivative assets, at fair value	15,518	29,048
Receivable for securities sold	105,656	—
Receivable under reverse repurchase agreements	857,368	487,469
Mortgage servicing rights, at fair value	—	49,776
Other assets	19,994	39,178
Total assets	$6,010,901	$4,797,155
Liabilities:
Repurchase agreements	$3,805,778	$2,970,816
Federal Home Loan Bank advances	—	273,700
Notes payable, net of deferred financing costs	186,924	66,527
Payable for securities purchased	149,141	—
Derivative liabilities, at fair value	10,554	27,820
Dividend payable	21,726	19,436
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	839,419	474,935
Accounts payable and other accrued liabilities	26,030	30,876
Total liabilities	5,039,572	3,864,110
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,593	1,122,493
Retained deficit	(205,294)	(243,260)
Total stockholders’ equity	970,796	932,730
Noncontrolling interests	533	315
Total equity	971,329	933,045
Total liabilities and equity	$6,010,901	$4,797,155
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$22,010	$18,303	$39,911	$35,676
Non-agency securities	13,478	16,986	29,174	36,720
Other	245	165	405	330
Interest expense	(12,344)	(9,576)	(22,509)	(19,356)
Net interest income	23,389	25,878	46,981	53,370

Servicing:
Servicing income	75	4,166	2,633	13,815
Servicing expense	(1,915)	(9,949)	(6,900)	(27,854)
Net servicing loss	(1,840)	(5,783)	(4,267)	(14,039)

Healthcare:
Healthcare real estate income	5,754	914	9,069	914
Healthcare real estate expense	(4,373)	(1,103)	(7,026)	(1,103)
Net healthcare real estate income	1,381	(189)	2,043	(189)

Other gains (losses):
Realized gain (loss) on agency securities, net	(489)	2,668	(701)	3,088
Realized gain on non-agency securities, net	14,481	3,644	27,195	2,009
Realized loss on periodic settlements of interest rate swaps, net	(2,281)	(2,531)	(4,941)	(6,361)
Realized gain (loss) on other derivatives and securities, net	4,745	(9,724)	6,912	(46,296)
Unrealized gain on agency securities, net	9,146	25,098	9,031	74,978
Unrealized gain on non-agency securities, net	11,219	15,854	24,233	4,530
Unrealized loss on other derivatives and securities, net	(11,718)	(3,290)	(14,557)	(25,570)
Loss on mortgage servicing rights	—	(3,788)	—	(12,815)
Total other gains (losses), net	25,103	27,931	47,172	(6,437)
Expenses:
Management fees	3,488	3,659	6,864	7,474
General and administrative expenses	1,933	3,771	3,652	5,813
Total expenses	5,421	7,430	10,516	13,287
Income before provision for income tax	42,612	40,407	81,413	19,418
Provision for excise and income tax	—	(281)	—	(589)
Net income	42,612	40,126	81,413	18,829
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Noncontrolling interest in net income	7	6	5	6
Net income available to common stockholders	$41,502	$39,015	$79,184	$16,601

Net income per common share — basic and diluted	$0.91	$0.85	$1.73	$0.36

Weighted average number of common shares outstanding — basic	45,803	45,777	45,800	46,214
Weighted average number of common shares outstanding — diluted	45,804	45,778	45,802	46,215

Dividend declared per common share	$0.45	$0.40	$0.90	$0.80
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$—	$991,112
Net income	—	—	—	—	—	18,835	(6)	18,829
Issuance of noncontrolling interest	—	—	—	—	—	—	328	328
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	175	2	2,060	—	—	2,062
Preferred dividends declared	—	—	—	—	—	(2,234)	—	(2,234)
Common dividends declared	—	—	—	—	—	(36,623)	—	(36,623)
Balance, June 30, 2016	2,200	$53,039	45,798	$458	$1,122,425	$(229,222)	$322	$947,022

Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
Net income	—	—	—	—	—	81,418	(5)	81,413
Issuance of noncontrolling interest	—	—	—	—	—	—	245	245
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	—	—	100	—	—	100
Preferred dividends declared	—	—	—	—	—	(2,234)	—	(2,234)
Common dividends declared	—	—	—	—	—	(41,218)	—	(41,218)
Balance, June 30, 2017	2,200	$53,039	45,798	$458	$1,122,593	$(205,294)	$533	$971,329
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,413	$18,829
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	12,103	17,331
Accretion of net discount on non-agency securities	(11,883)	(15,193)
Depreciation and amortization on real estate investments	2,737	211
Realization of cash flows from MSR	1,089	4,721
Unrealized gain on securities, MSR and derivatives, net	(18,707)	(41,123)
Realized loss (gain) on agency securities, net	701	(3,088)
Realized gain on non-agency securities, net	(27,195)	(2,009)
Realized loss (gain) on other derivatives and securities, net	(1,842)	53,201
Stock-based compensation	100	2,062
Decrease (increase) in interest receivable	(2,900)	1,095
Decrease in other assets	12,559	12,575
Increase (decrease) in operating accounts payable and other accrued liabilities	5,928	(3,714)
Net cash flows from operating activities	54,103	44,898
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(1,303,488)	(529,637)
Purchases of non-agency securities	(221,717)	(324,305)
Purchases of healthcare real estate investments	(99,719)	(70,365)
Proceeds from sale of agency securities	309,727	585,213
Proceeds from sale of non-agency securities	440,867	547,530
Proceeds from sale of MSR	43,823	—
Principal collections on agency securities	183,237	204,711
Principal collections on non-agency securities	88,525	97,103
Net proceeds from (payments on) reverse repurchase agreements	(369,899)	230,462
Purchases of U.S. Treasury securities	(991,237)	(971,922)
Proceeds from sale of U.S. Treasury securities	1,356,834	714,704
Payments for the termination of interest rate swaps	(3,841)	(38,350)
Increase in restricted cash and cash equivalents	(28,932)	(1,749)
Other investing cash flows, net	(3,712)	(8,176)
Net cash flows from (used in) investing activities	(599,532)	435,219
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(41,162)	(39,588)
Net payments for repurchase of common shares	—	(26,452)
Issuance of noncontrolling interest	245	328
Distributions to noncontrolling interest	(22)	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	13,210,534	14,201,919
Repayments on repurchase agreements and Federal Home Loan Bank advances	(12,636,270)	(14,725,794)
Proceeds from notes payable, net of deferred financing costs	44,325	49,330
Repayments of notes payable	(320)	(30)
Net cash from (used in) financing activities	577,330	(540,287)
Net increase (decrease) in cash and cash equivalents	31,901	(60,170)
Cash and cash equivalents at beginning of the period	123,640	169,319
Cash and cash equivalents at end of period	$155,541	$109,149
Supplemental disclosure of non-cash information:
Assumption of notes payable	$75,952	$—
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
Note 2. Organization
We were incorporated in Maryland and commenced operations in 2011 following the completion of our initial public offering (“IPO”). We are externally managed by MTGE Management, LLC (our “Manager”), an affiliate of AGNC Investment Corp. (“AGNC”). Our common stock is traded on the NASDAQ Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which include agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments include equity investments in healthcare and senior living facilities that are leased to or operated by third parties who conduct all business operations of the facilities and debt investments secured by such facilities.
Our objective is to provide attractive risk-adjusted returns to our stockholders through a combination of dividends and net asset value appreciation. In pursuing this objective, we rely on our Manager’s expertise to construct and manage a diversified investment portfolio by selecting assets that, when properly financed and hedged, are expected to produce attractive risk-adjusted returns across a variety of market conditions and economic cycles.
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

Deferred Loan Expenses

We amortize deferred financing costs, which are reported within notes payable, net of deferred financing costs on our consolidated balance sheets, as a component of interest expense of the debt over the terms of the related borrowings using a method that approximates a level yield.

Repurchase Agreements

We finance the acquisition of agency RMBS and non-agency securities through repurchase transactions under master repurchase agreements. We account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transaction agreements. The contractual amounts approximate fair value due to their short-term maturities or floating rate coupons.

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements

We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. The fair value of our reverse repurchase agreements is assumed to equal cost as they generally mature daily or have interest rates that are reset daily.
Derivatives
We utilize a risk management strategy, under which we may use a variety of derivative instruments to mitigate our exposure to market risks, including interest rate risk, prepayment risk, extension risk and credit risk. The objective of our risk management strategy is to reduce fluctuations in net asset value over a range of market conditions. The principal instruments that we currently use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency RMBS, or to-be-announced forward (“TBA”) contracts, and short sales of U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or sell options on TBA securities and utilize other types of derivative instruments.

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
We present all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and report all changes in fair value in earnings in our consolidated statements of operations in unrealized gain (loss) on other derivatives and securities, net during the period in which they occur. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.
Our derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with each counterparty; however, we report related assets and liabilities on a gross basis in our consolidated balance sheets.

The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral based on daily market value changes. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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

TBA securities

TBA securities are forward contracts for the purchase (“long position”) or sale (“short position”) of agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA dollar roll transactions to finance agency RMBS purchases.

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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,703,389	$804,750	$3,508,139
Unamortized premium	128,323	45,851	174,174
Amortized cost	2,831,712	850,601	3,682,313
Gross unrealized gains	8,158	2,168	10,326
Gross unrealized losses	(25,076)	(9,616)	(34,692)
Agency RMBS, at fair value	$2,814,794	$843,153	$3,657,947

Weighted average coupon as of June 30, 2017	3.61%	3.69%	3.63%
Weighted average yield as of June 30, 2017	2.81%	2.82%	2.81%
Weighted average yield for the three months ended June 30, 2017	2.68%	2.58%	2.66%
Weighted average yield for the six months ended June 30, 2017	2.65%	2.56%	2.63%

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,598,532	$8,015	$(34,692)	$3,571,855
Adjustable rate	83,781	2,311	—	86,092
Total Agency RMBS	$3,682,313	$10,326	$(34,692)	$3,657,947

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,103,244	$600,640	$2,703,884
Unamortized premium	98,580	34,100	132,680
Amortized cost	2,201,824	634,740	2,836,564
Gross unrealized gains	6,350	1,887	8,237
Gross unrealized losses	(30,657)	(10,976)	(41,633)
Agency RMBS, at fair value	$2,177,517	$625,651	$2,803,168

Weighted average coupon as of December 31, 2016	3.49%	3.60%	3.52%
Weighted average yield as of December 31, 2016	2.71%	2.69%	2.71%
Weighted average yield for the year ended December 31, 2016	2.56%	2.60%	2.57%

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,747,165	$6,003	$(41,633)	$2,711,535
Adjustable rate	89,399	2,234	—	91,633
Total Agency RMBS	$2,836,564	$8,237	$(41,633)	$2,803,168

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of June 30, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in thousands):

	June 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$26,314	$26,437	1.89%	4.03%	$10,061	$10,101	1.97%	4.07%
Greater than three years and less than or equal to five years	607,751	604,945	2.37%	3.21%	602,705	600,979	2.32%	3.24%
Greater than five years and less than or equal to 10 years	2,943,242	2,969,945	2.90%	3.72%	1,985,654	2,021,474	2.78%	3.65%
Greater than 10 years	80,640	80,985	3.07%	3.57%	204,748	204,010	3.10%	3.01%
Total	$3,657,947	$3,682,313	2.81%	3.63%	$2,803,168	$2,836,564	2.71%	3.52%
As of June 30, 2017 and December 31, 2016, the estimated weighted average life of our agency security portfolio was 7.2 years and 7.4 years, respectively, which incorporates anticipated future prepayment assumptions. As of June 30, 2017 and December 31, 2016, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.8% and 8.1%, respectively.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from agency securities sold	$101,270	$450,164	$309,727	$585,213
Less agency securities sold, at cost	(101,759)	(447,496)	(310,428)	(582,125)
Realized gain (loss) on agency securities, net	$(489)	$2,668	$(701)	$3,088

Gross realized gains on sale of agency securities	$494	$2,670	$1,764	$3,372
Gross realized losses on sale of agency securities	(983)	(2)	(2,465)	(284)
Realized gain (loss) on agency securities, net	$(489)	$2,668	$(701)	$3,088

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under repurchase agreements, derivative agreements and FHLB advances by type as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$2,669,512	$825,736	$3,495,248
Accrued interest on pledged agency RMBS	7,712	2,423	10,135
Under Derivative Agreements
Fair value	116	648	764
Accrued interest on pledged agency RMBS	—	2	2
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,677,340	$828,809	$3,506,149

	December 31, 2016
Agency RMBS Pledged:	Fannie Mae	Freddie Mac	Total
Under Repurchase Agreements
Fair value	$1,911,218	$514,082	$2,425,300
Accrued interest on pledged agency RMBS	5,375	1,483	6,858
Under Derivative Agreements
Fair value	605	671	1,276
Accrued interest on pledged agency RMBS	1	2	3
Under FHLB Advances
Fair value	184,488	102,210	286,698
Accrued interest on pledged agency RMBS	516	290	806
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,102,203	$618,738	$2,720,941
The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,765,721	$1,775,187	$5,125	$672,749	$681,287	$1,887
31 - 59 days	694,070	696,586	2,041	1,061,202	1,074,283	3,030
60 - 90 days	245,766	249,130	716	496,562	500,517	1,363
Greater than 90 days	789,691	798,059	2,253	481,485	488,344	1,384
Total	$3,495,248	$3,518,962	$10,135	$2,711,998	$2,744,431	$7,664

As of June 30, 2017 and December 31, 2016, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. All of our FHLB advances backed by agency RMBS matured during the first quarter. As a result, we had no outstanding secured FHLB advances as of June 30, 2017.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$146,997	$7,175	$(305)	$140,127	$(14,136)	$154,263	3.53%	5.55%
CRT	275,036	16,771	(3)	258,268	14,145	244,123	5.37%	5.46%
Alt-A	328,774	46,417	(1,483)	283,840	(121,202)	405,042	2.43%	7.91%
Option-ARM	100,432	9,661	—	90,771	(23,878)	114,649	1.49%	5.98%
Subprime	15,824	994	—	14,830	(749)	15,579	5.27%	5.98%
CMBS	17,923	111	—	17,812	(188)	18,000	5.65%	6.02%
Total	$884,986	$81,129	$(1,791)	$805,648	$(146,008)	$951,656	3.39%	6.42%
————————

(1)	Coupon rates are floating, except for $13.5 million, $19.7 million and $13.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of June 30, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.
The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$259,256	$230,087	2.69%	7.70%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	374,139	339,472	3.62%	6.19%	487,540	455,263	2.27%	6.72%
> 7 years	251,591	236,089	3.86%	5.51%	316,422	301,565	4.10%	6.28%
Total	$884,986	$805,648	3.39%	6.42%	$1,134,469	$1,079,363	3.00%	6.31%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices, had a combined fair value of $128.2 million as of June 30, 2017. As a result, there is still material credit risk embedded in these loan origination vintages. As of June 30, 2017, Prime securities also include $18.8 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of June 30, 2017, our Prime securities have both fixed and floating rate coupons ranging from 1.8% to 6.5%, and have underlying collateral with weighted average coupons ranging from 3.3% to 5.2%.

Our CRT securities reference the performance of loans underlying agency RMBS issued by Fannie Mae and Freddie Mac which were subject to their underwriting standards. As of June 30, 2017, our CRT securities have fixed and floating rate coupons ranging from 1.3% to 7.6%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.4%. The loans underlying our CRT securities were originated between 2012 and 2016.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of June 30, 2017, our Alt-A securities have both fixed and floating rate coupons ranging from 1.3% to 6.5% with weighted average coupons of underlying collateral ranging from 3.4% to 5.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of June 30, 2017, our Option-ARM securities have coupons ranging from 1.4% to 2.0% and have underlying collateral with weighted average coupons between 3.3% and 4.3%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS include investments in securitization trusts collateralized by residential mortgages originated during or before 2005 that were originally considered to be of lower credit quality. As of June 30, 2017, our Subprime securities have a fair value of $15.8 million with fixed and floating rate coupons ranging from 5.0% to 5.6% and have underlying collateral with weighted-average coupons ranging from 5.6% to 6.0%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of June 30, 2017, our CMBS securities have a fair market value of $17.9 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a coupon of 4.5%.

More than 95% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of June 30, 2017.
Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from non-agency securities sold	$180,394	$131,912	$440,867	$547,530
Increase (decrease) in receivable for securities sold	(629)	(4,595)	5,119	(2,565)
Less: non-agency securities sold, at cost	(165,284)	(123,673)	(418,791)	(542,956)
Realized gain on non-agency securities, net	$14,481	$3,644	$27,195	$2,009

Gross realized gain on sale of non-agency securities	$14,489	$3,838	$27,353	$7,765
Gross realized loss on sale of non-agency securities	(8)	(194)	(158)	(5,756)
Realized gain on non-agency securities, net	$14,481	$3,644	$27,195	$2,009

Pledged Assets
Non-agency securities with a fair value of $0.8 billion and $1.0 billion were pledged as collateral under financing arrangements as of June 30, 2017 and December 31, 2016, respectively, none of which were due on demand or mature overnight.

The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$615,379	$563,218	$808	$859,046	$814,457	$1,142
31 - 59 days	99,736	81,351	134	109,057	103,483	83
60 - 90 days	44,239	41,139	112	51,731	49,043	136
Total	$759,354	$685,708	$1,054	$1,019,834	$966,983	$1,361

Note 6. Investments in Real Property
Investment Activity

During the three months ended March 31, 2017, CHI invested in two assisted living and memory care facilities located in Utah for total consideration of $26.5 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.

During May 2017, CHI acquired a portfolio of nine skilled nursing facilities located in Virginia for total consideration of $130.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

During June 2017, CHI acquired an assisted living facility located in Georgia for total consideration of $17.1 million through an existing joint venture structured in a manner intended to comply with the REIT Income Diversification and Empowerment Act (“RIDEA”).

The total purchase price for all properties acquired has been allocated to tangible and intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies. The following table summarizes our real estate investments net of accumulated depreciation as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements	$230,747	$77,438
Land	16,641	5,646
Furniture, fixtures and equipment	13,412	4,342
Goodwill	5,840	5,840
Working capital (1)	13,487	9,602
Total real estate assets	$280,127	$102,868
————————

(1)
Working capital primarily includes $11.6 million and $6.6 million of cash and cash equivalents and $1.3 million and $0.5 million of rent receivable recorded in other assets on the consolidated balances sheets as of June 30, 2017 and December 31, 2016, respectfully.

Notes Payable

CHI finances its real estate investments primarily through secured debt. As of June 30, 2017, CHI had floating rate debt with a principal amount of $70.7 million, a weighted average maturity of 0.7 years and a weighted average interest rate of 4.92% and fixed rate debt with a principal amount of $118.2 million, a weighted average maturity of 17.0 years and an interest rate of 4.12%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs. As of December 31, 2016, CHI had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and an interest rate of 4.58%.

The following is a summary of our notes payable activity for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Beginning balance	$66,527	$—
Debt issued and assumed, net of deferred financing costs	120,277	49,291
Amortization of deferred financing costs	440	39
Principal repayments	(320)	(30)
Ending balance	$186,924	$49,300
————————

(1)	Includes $76.0 million of notes payable assumed through acquisitions of our portfolio of skilled nursing facilities in Virginia.

Our notes payable of $189 million, excluding deferred financing costs, had a fair value of approximately $190 million as of June 30, 2017.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Lease income	$4,615	$666	$6,868	$666
Rental income	1,139	248	2,201	248
Healthcare real estate income	5,754	914	9,069	914

Interest expense	1,887	294	3,060	294
Depreciation	1,526	211	2,297	211
Transaction expenses	—	538	—	538
Tenant expenses	848	60	1,557	60
Other	112	—	112	—
Healthcare real estate expense	4,373	1,103	7,026	1,103
Net healthcare real estate income (loss)	$1,381	$(189)	$2,043	$(189)

Healthcare lease income is derived from our real property investments subject to triple net lease arrangements, and rental income relates to investments made through RIDEA joint ventures. Under RIDEA, a REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” Resident level rents and related operating expenses are subject to federal and state income taxes as the operations of such facilities are included in a TRS.

At June 30, 2017, future minimum lease payments receivable are as follows (dollars in thousands):

June 30, 2017
2017	$10,009
2018	20,345
2019	20,764
2020	21,191
2021	21,627
Thereafter	215,306
Total	$309,242
Note 7. Repurchase Agreements and Federal Home Loan Bank Advances

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions and the terms and conditions are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2017 and December 31, 2016, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of June 30, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,238,144	1.28%	107	$2,215,151	1.00%	159
Non-agency securities	567,634	2.56%	23	755,665	2.23%	23
Total repurchase agreements	$3,805,778	1.47%	94	$2,970,816	1.31%	125
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,167,190	1.50%	16	$1,304,341	1.52%	15
> 1 to ≤ 2 months	736,715	1.35%	43	830,099	1.16%	41
> 2 to ≤ 3 months	268,728	1.49%	82	508,047	1.07%	78
> 3 to ≤ 6 months	346,957	1.43%	122	63,329	0.93%	114
> 6 to ≤ 12 months	21,188	1.10%	200	—	N/A	N/A
> 12 months	265,000	1.60%	842	265,000	1.32%	1023
Total repurchase agreements	$3,805,778	1.47%	94	$2,970,816	1.31%	125
We had repurchase agreements with 33 and 32 financial institutions as of June 30, 2017 and December 31, 2016, respectively. Less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 18% of our stockholders' equity at risk as of June 30, 2017.

We had agency RMBS with fair values of $3.5 billion and $2.4 billion pledged as collateral against repurchase agreements as of June 30, 2017 and December 31, 2016, respectively. We had non-agency securities with fair values of $0.8 billion and $1.0 billion pledged as collateral against repurchase agreements as of June 30, 2017 and December 31, 2016, respectively.

Federal Home Loan Bank Advances

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.
Note 8. Derivatives and Other Securities
In connection with our risk management strategy, we mitigate our exposure to market risks, including interest rate risk, prepayment risk and credit risk, by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or sell options on TBA securities or we may invest in other types of derivative securities, including synthetic total return swaps and credit default swaps. Our risk management strategy attempts to manage the overall risk of the portfolio and reduce fluctuations in net asset value. Derivatives have not been designated as hedging instruments. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivatives in Note 3.

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Derivative assets
Interest rate swaps	$5,123	$26,766
Interest rate swaptions	4,794	1,467
TBA securities	5,601	815
Derivative assets, at fair value	$15,518	$29,048

Derivative liabilities
Interest rate swaps	$62	$4,475
TBA securities	6,657	19,304
Credit default swaps	3,835	4,041
Derivative liabilities, at fair value	$10,554	$27,820

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017			2016
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net
Interest rate swaps	(2,281)	(11,570)	2,081	(2,531)	(14,978)	1,690
Interest rate swaptions	—	—	(135)	—	(1,307)	898
TBA securities	—	31,177	(12,077)	—	4,962	4,924
Short sales of U.S. Treasuries	—	(14,425)	(1,861)	—	(2,981)	(996)
Credit default swaps	—	(470)	274	—	(9)	(516)
Other	—	33	—	—	4,589	(9,290)
Total	(2,281)	4,745	(11,718)	(2,531)	(9,724)	(3,290)

	For the Six Months Ended June 30,
	2017			2016
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Loss on Other Derivatives and Securities, net
Interest rate swaps	$(4,941)	$14,451	$(19,749)	$(6,361)	$(38,350)	$(20,641)
Interest rate swaptions	—	—	(563)	—	(1,307)	(66)
TBA securities	—	6,887	17,433	—	8,249	7,011
Short sales of U.S. Treasuries	—	(14,174)	(11,502)	—	(12,473)	(1,729)
Credit default swaps	—	(513)	(183)	—	(495)	(1,419)
Other	—	261	7	—	(1,920)	(8,726)
Total	$(4,941)	$6,912	$(14,557)	$(6,361)	$(46,296)	$(25,570)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the three and six months ended June 30, 2017 and 2016 (in thousands):

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2017 Notional Amount
Interest rate swaps	$2,975,000	595,000	(265,000)	$3,305,000
Interest rate swaptions	$150,000	125,000	—	$275,000
TBA securities	$886,042	13,678,610	(12,953,692)	$1,610,960
U.S. Treasuries	$21,000	22,500	(43,500)	$—
Short sales of U.S. Treasuries	$(511,000)	1,090,500	(1,434,500)	$(855,000)
Credit default swaps	$49,000	—	(500)	$48,500

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2016 Notional Amount
Interest rate swaps	$2,290,000	660,000	(750,000)	$2,200,000
Interest rate swaptions	$250,000	—	(100,000)	$150,000
TBA securities	$59,878	8,003,859	(7,776,861)	$286,876
U.S. Treasuries	$—	285,000	(252,000)	$33,000
U.S. Treasury futures	$(350,000)	700,000	(650,000)	$(300,000)
Short sales of U.S. Treasuries	$(269,000)	676,000	(457,000)	$(50,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$40,128	—	(3,426)	$36,702
Credit default swaps	$49,500	—	(500)	$49,000
Interest Rate Swap Agreements
As of June 30, 2017 and December 31, 2016, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of June 30, 2017 and December 31, 2016, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

	June 30, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,725,000	1.14%	1.20%	1.5	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	785,000	1.73%	1.21%	4.5	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	400,000	1.78%	1.17%	6.1	510,000	1.78%	0.89%	5.8
> 7 years	395,000	2.23%	1.17%	10.2	125,000	2.08%	0.91%	9.7
Total	$3,305,000	1.49%	1.20%	3.8	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.1 billion and $0.2 billion with deferred start dates averaging 0.2 years from June 30, 2017 and December 31, 2016, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.45% and 1.35% as of June 30, 2017 and December 31, 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$9	0.4	$100,000	3.21%	5.0
>12 to ≤ 24 months	686	825	2.0	25,000	2.63%	10.0
> 24 months	6,697	3,960	3.7	150,000	2.86%	9.2
Total / weighted average	$10,117	$4,794	2.4	$275,000	2.97%	7.7

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7
TBA Securities
As of June 30, 2017 and December 31, 2016, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	June 30, 2017		December 31, 2016
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets
Purchase of TBA securities	$63,100	$4,241	$410,300	$815
Sale of TBA securities	(29,100)	1,360	(1,000)	—
Total TBA assets	34,000	5,601	409,300	815

TBA liabilities
Purchase of TBA securities	1,576,959	(6,657)	678,542	(18,636)
Sale of TBA securities	—	—	(201,800)	(668)
Total TBA liabilities	1,576,959	(6,657)	476,742	(19,304)
Total net TBA	$1,610,959	$(1,056)	$886,042	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to mitigate our exposure to changes in interest rates.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $0.8 billion and $0.5 billion as of June 30, 2017 and December 31, 2016, respectively. The borrowed securities were collateralized by cash payments of $0.9 billion and $0.5 billion as of June 30, 2017 and December 31, 2016, respectively, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We may invest in credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of June 30, 2017, we had credit default swaps with a notional amount of $48.5 million and a liability fair value of $3.8 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, both we and our counterparties may be required to pledge collateral for our derivatives, based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments is included in restricted cash and cash equivalents on our consolidated balance sheets.
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
Further, each of our ISDA Master Agreements contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of June 30, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of June 30, 2017.

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

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
June 30, 2017
Interest rate swaps and swaptions (2)	$9,917	$—	$9,917	$(62)	$(178)	$9,677
TBA	5,601	—	5,601	(5,601)	—	—
Receivable under reverse repurchase agreements	857,368	—	857,368	(704,000)	(153,368)	—
Total	$872,886	$—	$872,886	$(709,663)	$(153,546)	$9,677

December 31, 2016
Interest rate swaps and swaptions (2)	$28,233	$—	$28,233	$(4,475)	$(9,165)	$14,593
TBA	815	—	815	(815)	—	—
Receivable under reverse repurchase agreements	487,469	—	487,469	(366,950)	(120,519)	—
Total	$516,517	$—	$516,517	$(372,240)	$(129,684)	$14,593
Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
June 30, 2017
Interest rate swaps (2)	$62	$—	$62	$(62)	$—	$—
TBA	6,657	—	6,657	(5,601)	(1,056)	—
Repurchase agreements	3,805,778	—	3,805,778	(704,000)	(3,101,778)	—
Total	$3,812,497	$—	$3,812,497	$(709,663)	$(3,102,834)	$—

December 31, 2016
Interest rate swaps (2)	$4,475	$—	$4,475	$(4,475)	$—	$—
TBA	19,304	—	19,304	(815)	(18,489)	—
Repurchase agreements	2,970,816	—	2,970,816	(366,950)	(2,603,866)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,268,295	$—	$3,268,295	$(372,240)	$(2,896,055)	$—
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

We determine the fair value of MSR based upon third party estimates, corroborated by other market inputs and internally developed discounted cash flow models that utilize observable market-based inputs and include substantial unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates).
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

The following tables present our financial instruments carried at fair value as of June 30, 2017 and December 31, 2016, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,657,947	$—	$3,657,947
Non-agency securities	—	884,986	—	884,986
Derivative assets	—	15,518	—	15,518
Total	$—	$4,558,451	$—	$4,558,451

Liabilities
Derivative liabilities	$—	$10,554	$—	$10,554
Obligation to return securities borrowed under reverse repurchase agreements	839,419	—	—	839,419
Total	$839,419	$10,554	$—	$849,973

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,803,168	$—	$2,803,168
Non-agency securities	—	1,134,469	—	1,134,469
U.S. Treasury securities	20,209	—	—	20,209
Derivative assets	—	29,048	—	29,048
MSR assets	—	—	49,776	49,776
Total	$20,209	$3,966,685	$49,776	$4,036,670

Liabilities
Derivative liabilities	$—	$27,820	$—	$27,820
Obligation to return securities borrowed under reverse repurchase agreements	474,935	—	—	474,935
Total	$474,935	$27,820	$—	$502,755
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of June 30, 2017.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the six months ended June 30, 2017 and 2016 (in thousands):

Purchased MSR
Balance as of December 31, 2016	$49,776
Losses included in net income:
Realized losses (1)	(1,089)
Total net losses included in net income	(1,089)
Dispositions	(48,687)
Balance as of June 30, 2017	$—

Purchased MSR
Balance as of December 31, 2015	$70,857
Losses included in net income:
Realized losses (1)	(4,721)
Unrealized losses (1)	(12,815)
Total net losses included in net income	(17,536)
Balance as of June 30, 2016	$53,321
————————

(1)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

Note 11. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a licensed mortgage servicer based in Fort Worth, Texas that has approvals from Fannie Mae and Freddie Mac to hold and manage MSR and residential mortgage loans. During the six months ended June 30, 2017 RCS sold its remaining MSR. The following table summarizes activity related to MSR accounted for as purchases during the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Beginning balance	$49,776	$70,857
Reductions from sales of MSR	(48,687)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	—	(12,815)
Other changes in fair value (1)	(1,089)	(4,721)
Ending balance	$—	$53,321
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Servicing fee income	$67	$4,039	$2,620	$10,453
Incentive, ancillary and other income	8	127	13	3,362
Servicing income	75	4,166	2,633	13,815

Employee compensation and benefit costs	1,326	2,558	2,633	14,167
Facility costs	97	985	284	2,126
Realization of cash flows from MSR	—	2,821	1,089	4,721
Other servicing costs	492	3,585	2,894	6,840
Servicing expense	1,915	9,949	6,900	27,854

Net servicing loss	$(1,840)	$(5,783)	$(4,267)	$(14,039)
Risk Mitigation Activities
The Company’s previous investment in MSR exposes us to certain risks, including representation and warranty risk. Representation and warranty risk refers to the representations and warranties we made (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we had acquired MSR. We mitigated representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to prior origination and servicing.
Note 12. Other Assets
The following table summarizes our other assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Servicing advances	$308	$9,151
FHLB membership stock	—	11,489
Prepaid expenses	1,745	1,291
Accounts receivable	6,861	4,031
Goodwill	5,840	5,840
Other	5,240	7,376
Total other assets	$19,994	$39,178
Note 13. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash collateral held	$202	$10,807
Due to manager	2,889	1,747
Accrued interest	8,954	6,590
Swaption premium payable	2,305	—
Other accounts payable and accrued expenses	11,680	11,732
Total accounts payable and other accrued liabilities	$26,030	$30,876

Note 14. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of June 30, 2017, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2017, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. The total amount of $100 million remains authorized and available for common stock repurchases as of June 30, 2017.

Long-Term Incentive Plan

We sponsor the MTGE Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors and certain members of RCS' management. We did not issue any shares of common stock related to the vesting of RSU awards during the three and six months ended June 30, 2017. We issued 38,314 shares of common stock to our independent directors and 136,979 shares of common stock to members of RCS management related to the vesting of RSU awards during the year ended December 31, 2016. We have made no awards under the plan to our officers or the officers or employees of our Manager, and no longer intend to issue RSUs to RCS employees.

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

At-the-Market Offering Program

Subsequent to June 30, 2017, during August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2017. Our MD&A is presented in the following sections:
•Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depend on investment strategies implemented by our Manager, the accessibility of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to leverage our investment portfolio appropriately. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates both domestically and globally, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, and regulations or legal requirements that impact other real estate-related activities.
Investment Strategy
Our principal investment objective is to generate attractive risk-adjusted returns for our stockholders through a combination of quarterly dividends and net asset value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified investment portfolio that, when properly financed and hedged, produces attractive returns considering the risks associated with owning such investments across a variety of market conditions and economic cycles. Specifically, our investment strategy is designed to:

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
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain hedging techniques, which could expose us to greater risks than we would otherwise want to bear.

Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first half of 2017, especially when compared to the significant interest rate movements experienced during the fourth quarter of 2016. Over this period, the yield on the 10 year U.S. Treasury note declined just 14 basis points to 2.30% as of June 30, 2017, from 2.44% as of December 31, 2016. Investors continued to favor higher risk assets, as evidenced by the strong performance of U.S. equities and the further tightening in spreads associated with a wide range of credit-sensitive fixed income assets. Against this backdrop, our Credit Risk Transfer (“CRT”) and legacy non-agency assets continued their very strong performance during the first half of 2017, while agency RMBS underperformed slightly versus our interest rate hedges. Fair value gains on non-agency securities were thus the primary driver of the 4.3% improvement in our net asset value to $20.00 per common share as of June 30, 2017 from $19.17 as of December 31, 2016. Inclusive of the two $0.45 quarterly dividends on common shares, MTGE generated an economic return of 9% on common equity for the first half of 2017.
The U.S. residential housing market continued to display strong underlying fundamentals during the first half of 2017, which, when coupled with strong demand from global investors, drove the relative strength in valuations for credit investments. As a result, our non-agency securities outperformed agency securities. In particular, the valuation on our CRT investments, which comprised 31% of our non-agency portfolio as of June 30, 2017, improved significantly. In response to these improved valuations, we sold a subset of our legacy non-agency assets, as revised projected returns became less attractive than other investment alternatives. Our sales included Option ARM, Subprime and CRT securities where the price appreciation was most pronounced and the potential upside to returns, in our view, was fully reflected in the price of such securities. Correspondingly, the percentage of capital allocated to non-agency investments as of June 30, 2017 declined to 31% from 41% at the beginning of the year. Our non-agency leverage remained unchanged during the quarter at 2.0x.
Within the healthcare sector, skilled nursing and senior living facilities benefit from favorable underlying fundamentals, including, among other things, the substantial projected growth in healthcare-related spending stemming from the rapid growth in the U.S. population aged 75 years or older, which is expected to increase 45% over the next ten years. This growth in elderly population, coupled with the already high utilization rates at senior living and skilled nursing facilities, provides a strong foundation for this sector. In addition, investments in these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Through June 30, 2017, our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) completed healthcare transactions with a combined asset value of $280 million, representing $92 million of equity capital.
The performance of agency RMBS during the first half of 2017 was negatively impacted by concerns related to the Federal Reserve’s (the “Fed”) tapering of its agency RMBS and U.S Treasury reinvestment program. We believe the price of agency RMBS now largely reflects the market’s consensus expectation that the Fed will begin to gradually reduce the size of its balance sheet sometime in the second half of 2017. As relative return expectations improved, we increased our capital allocation to agency RMBS to 60% as of June 30, 2017, from 52% at the beginning of the year. In addition, we increased the leverage on our agency RMBS to 8.4x, from 6.9x. Although agency RMBS spreads could move wider in reaction to changes in the Fed's reinvestment program, which would in turn drive net book value declines, such a widening in spreads could provide an attractive investment opportunity. In that scenario, we would consider operating with somewhat higher leverage.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since June 30, 2016:

Interest Rate / Security (1)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
LIBOR:
1-Month	1.22%	0.98%	0.77%	0.53%	0.47%
3-Month	1.30%	1.15%	1.00%	0.85%	0.65%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.38%	1.26%	1.20%	0.76%	0.59%
5-Year U.S. Treasury	1.89%	1.93%	1.92%	1.15%	1.01%
10-Year U.S. Treasury	2.30%	2.39%	2.43%	1.61%	1.49%
Interest Rate Swap Rates:
2-Year Swap Rate	1.61%	1.62%	1.46%	1.01%	0.74%
5-Year Swap Rate	1.95%	2.06%	1.96%	1.18%	0.99%
10-Year Swap Rate	2.27%	2.39%	2.32%	1.46%	1.38%
30-Year Fixed Rate Agency Price:
3.5%	$102.70	$102.29	$102.50	$105.53	$105.50
4.0%	$105.12	$104.90	$105.13	$107.41	$107.23
4.5%	$107.27	$107.24	$107.51	$109.52	$109.17
15-Year Fixed Rate Agency Price:
2.5%	$100.53	$100.03	$100.20	$103.56	$103.48
3.0%	$102.64	$102.51	$102.62	$104.99	$104.84
3.5%	$104.06	$104.06	$104.17	$105.41	$105.97
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
30-Year Lower Loan Balance (3):
3.0%	$0.41	$0.38	$0.23	$0.72	$0.84
3.5%	$0.83	$0.72	$0.72	$1.91	$1.72
4.0%	$1.47	$1.20	$1.08	$2.78	$2.63
30-Year HARP (4):
3.5%	$0.16	$0.16	$0.16	$0.56	$0.47
4.0%	$0.50	$0.47	$0.44	$1.19	$1.06
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Funding dynamics remained favorable during the first half of 2017. Our repurchase agreement funding cost increased in connection with the March 15 and June 14, 2017 Federal Funds rate increases. This increase, however, was mitigated by a corresponding increase in the variable rate received on our interest rate swaps and improved implied funding levels on our TBA position.
As of June 30, 2017, our interest rate hedges totaled 81% of our funding liabilities and net TBA position compared to the 86% as of December 31, 2016. Our net duration gap, which is a measure of the risk arising from mismatches between the interest rate sensitivity of our assets and the interest rate sensitivity of our liabilities and hedges, was 0.7 years as of June 30, 2017, down from 1.1 years as of December 31, 2016. Given the likelihood of further Fed Funds rate increases, we expect to maintain a relatively high interest rate hedge ratio and a modest duration gap over the near to intermediate term, but the mix of our hedge instruments may change. The composition of our hedging portfolio impacts our net spread and dollar roll income (a non-GAAP measure), as this measure includes net interest paid or received on our current pay interest rate swaps but excludes the impact of other supplemental hedges such as short treasury or futures positions, fees paid or received for terminated swaps and forward starting swaps. Please refer to Results of Operations for further discussion of non-GAAP measures.
Our mortgage servicing subsidiary, Residential Credit Solutions, Inc. (“RCS”), sold its portfolio of MSR and recorded $2.6 million in servicing revenues and $6.9 million in servicing expenses during the first half of 2017. Following the sale of RCS’ MSR holdings, we commenced winding down the operations of RCS, and we do not anticipate future allocations of capital to MSR investments.
Looking ahead, we believe the strong underlying fundamentals in the U.S. conforming housing market, which include low unemployment levels, low mortgage rates, expanding credit availability, and favorable demographics will benefit our non-agency investment portfolio. Additionally, MTGE’s investments in senior living and skilled nursing facilities are projected to generate attractive risk adjusted returns. Further, these investments provide stable cash flows through long-term lease arrangements and are funded with fixed rate long-term debt from the GSEs and HUD. Finally, uncertainty regarding the Fed’s agency MBS reinvestment program has driven a corresponding widening of Agency RMBS spreads, which in turn has improved the return outlook in this sector, especially against the backdrop of very favorable funding dynamics. Collectively, these three investment segments provide a foundation for MTGE to continue to provide strong risk-adjusted returns for our shareholders.
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

At-the-Market Offering Program

Subsequent to June 30, 2017, during August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock.
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

FINANCIAL CONDITION
As of June 30, 2017, our investment portfolio with a fair value of $6.5 billion was comprised of $3.7 billion of agency RMBS, $1.6 billion of net long TBA securities, $0.9 billion of non-agency securities and $0.3 billion of healthcare real estate investments.

	June 30, 2017	December 31, 2016
Securities investments:
Agency RMBS	$3,657,947	$2,803,168
TBA	1,646,019	900,316
Non-agency securities	884,986	1,134,469
Total securities investments	$6,188,952	$4,837,953
Agency RMBS and non-agency securities funding	$3,805,778	$3,244,516
At risk securities leverage	6.3x	4.8x

Healthcare real estate assets	$280,127	$102,868
Notes payable, net of deferred financing costs	$186,924	$66,527
Healthcare leverage	2.0x	1.9x

Total assets	$6,010,901	$4,797,155
Total liabilities	$5,039,572	$3,864,110
Total stockholders' equity	$970,796	$932,730
Net asset value per common share	$20.00	$19.17
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,814,794	$2,831,712	$2,703,389	3.61%	2.81%
Freddie Mac	843,153	850,601	804,750	3.69%	2.82%
Agency RMBS total	3,657,947	3,682,313	3,508,139	3.63%	2.81%
Non-agency securities	884,986	805,648	951,656	3.39%	6.42%
Total	$4,542,933	$4,487,961	$4,459,795	3.57%	3.45%

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,177,517	$2,201,824	$2,103,244	3.49%	2.71%
Freddie Mac	625,651	634,740	600,640	3.60%	2.69%
Agency RMBS total	2,803,168	2,836,564	2,703,884	3.52%	2.71%
Non-agency securities	1,134,469	1,079,363	1,265,040	3.00%	6.31%
Total	$3,937,637	$3,915,927	$3,968,924	3.35%	3.70%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.8% and 8.1% as of June 30, 2017 and December 31, 2016, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly from December 31, 2016 to June 30, 2017. The increase in average agency yield was due primarily to an increased allocation to 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of June 30, 2017 (dollars in thousands):

	June 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$35,133	$34,803	$34,784	2.44%	8.7%
3.0%	175,611	175,714	170,610	2.15%	9.5%
3.5%	154,098	154,174	147,564	2.29%	10.7%
4.0%	107,878	107,723	101,944	2.17%	11.4%
4.5%	8,937	8,947	8,447	2.58%	11.0%
≤ 15-year total	481,657	481,361	463,349	2.23%	10.3%
20-year
3.0%	59,037	59,567	57,881	2.33%	10.7%
3.5%	75,905	74,984	72,838	2.83%	10.0%
5.0%	1,317	1,314	1,206	2.18%	18.5%
20-year total	136,259	135,865	131,925	2.61%	10.4%
30-year
3.0%	11,202	11,099	11,208	3.12%	6.6%
3.5%	1,609,064	1,631,057	1,558,601	2.81%	7.8%
4.0%	1,257,971	1,263,412	1,188,853	3.03%	8.8%
4.5%	59,827	59,905	54,976	3.12%	8.2%
30-year total	2,938,064	2,965,473	2,813,638	2.91%	8.2%
Pass through agency RMBS	3,555,980	3,582,699	3,408,912	2.81%	8.6%
Agency CMO	15,875	15,833	14,373	2.79%	7.2%
Total fixed-rate agency RMBS	3,571,855	3,598,532	3,423,285	2.81%	8.6%
Adjustable rate agency RMBS	86,092	83,781	84,854	2.86%	19.0%
Total agency RMBS	$3,657,947	$3,682,313	$3,508,139	2.81%	8.8%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$38,679	$38,453	$38,430	2.44%	8.5%
3.0%	170,483	170,760	165,600	2.13%	9.3%
3.5%	145,474	145,449	138,882	2.27%	9.8%
4.0%	121,946	121,772	114,950	2.18%	11.0%
4.5%	10,182	10,176	9,584	2.60%	10.6%
≤ 15-year total	486,764	486,610	467,446	2.22%	9.8%
20-year
3.0%	63,143	64,046	62,174	2.34%	9.9%
3.5%	82,399	81,492	79,101	2.84%	9.6%
5.0%	1,532	1,544	1,409	2.23%	16.7%
20-year total	147,074	147,082	142,684	2.62%	9.8%
30-year
3.0%	198,782	197,946	199,809	3.11%	5.1%
3.5%	1,228,590	1,256,364	1,191,142	2.72%	7.2%
4.0%	579,557	587,998	547,289	2.92%	7.6%
4.5%	53,590	53,938	49,339	3.12%	7.6%
30-year total	2,060,519	2,096,246	1,987,579	2.82%	7.1%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	2.71%	8.1%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 62% (not including our net long TBA position) as of June 30, 2017 as detailed in the following table (dollars in thousands):

	June 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$639,599	$645,888	$617,006	3.56%	2.82%	7.7%
Lower loan balance (2)	1,581,425	1,601,066	1,511,238	3.63%	2.61%	8.4%
Other	1,334,956	1,335,745	1,280,668	3.75%	3.04%	9.3%
Pass through agency RMBS	3,555,980	3,582,699	3,408,912	3.66%	2.81%	8.6%
Agency CMO	15,875	15,833	14,373	3.06%	2.79%	7.2%
Total fixed-rate agency RMBS	3,571,855	3,598,532	3,423,285	3.66%	2.81%	8.6%
Adjustable rate agency RMBS	86,092	83,781	84,854	2.55%	2.86%	19.0%
Total agency RMBS	$3,657,947	$3,682,313	$3,508,139	3.63%	2.81%	8.8%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 128% for 15-year and 30-year securities, respectively, as of June 30, 2017. Includes $385.0 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,834 and $96,558 for 15-year and 30-year securities, respectively, as of June 30, 2017.

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

TBA Investments

As of June 30, 2017 and December 31, 2016, we had contracts to purchase (“long position”) and sell (“short position”) agency securities on a forward basis (“TBA positions”). The following tables summarize our net long and (short) TBA positions as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$135,000	$135,209	$135,477	$268
3.0%	114,429	117,628	117,368	(260)
3.5%	(500)	(521)	(520)	1
Subtotal	248,929	252,316	252,325	9
30-Year
3.0%	522,160	520,187	520,164	(23)
3.5%	356,736	366,391	366,159	(232)
4.0%	472,417	496,631	495,875	(756)
4.5%	10,717	11,550	11,496	(54)
Subtotal	1,362,030	1,394,759	1,393,694	(1,065)
Portfolio total	$1,610,959	$1,647,075	$1,646,019	$(1,056)

	December 31, 2016
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$250,695	$248,357	$(2,338)
3.0%	31,952	32,953	32,760	(193)
Subtotal	279,929	283,648	281,117	(2,531)
30-Year
3.0%	378,200	391,402	375,714	(15,688)
3.5%	(133,828)	(136,618)	(137,253)	(635)
4.0%	340,623	357,640	358,037	397
4.5%	21,117	22,733	22,701	(32)
Subtotal	606,112	635,157	619,199	(15,958)
Portfolio total	$886,041	$918,805	$900,316	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2017, our TBA position with a net long notional of $1.6 billion had a net carrying value of $(1.1) million reported in derivative assets/(liabilities) on our consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

Non-Agency Investments
Non-agency security yields are based on our estimates of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$146,997	$7,175	$(305)	$140,127	$(14,136)	$154,263	3.53%	5.55%
CRT	275,036	16,771	(3)	258,268	14,145	244,123	5.37%	5.46%
Alt-A	328,774	46,417	(1,483)	283,840	(121,202)	405,042	2.43%	7.91%
Option-ARM	100,432	9,661	—	90,771	(23,878)	114,649	1.49%	5.98%
Subprime	15,824	994	—	14,830	(749)	15,579	5.27%	5.98%
CMBS	17,923	111	—	17,812	(188)	18,000	5.65%	6.02%
Total	$884,986	$81,129	$(1,791)	$805,648	$(146,008)	$951,656	3.39%	6.42%
————————

(1)	Coupon rates are floating except for $13.5 million, $19.7 million and $13.4 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of June 30, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$259,256	$230,087	2.69%	7.70%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	374,139	339,472	3.62%	6.19%	487,540	455,263	2.27%	6.72%
> 7 years	251,591	236,089	3.86%	5.51%	316,422	301,565	4.10%	6.28%
Total	$884,986	$805,648	3.39%	6.42%	$1,134,469	$1,079,363	3.00%	6.31%

Our non-agency securities are subject to risk of loss with regard to principal and interest payments. As of June 30, 2017, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. The following table summarizes the credit ratings of our non-agency securities as of June 30, 2017 and December 31, 2016:

Credit Rating (1)	June 30, 2017	December 31, 2016
AA	1%	1%
A	1%	1%
BBB	2%	2%
BB	15%	10%
B	15%	18%
Below B	32%	35%
Not Rated	34%	33%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on rating agencies. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 74% and 77% as of June 30, 2017 and December 31, 2016, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of June 30, 2017 and December 31, 2016, 8% and 13%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 4% and 9% as of June 30, 2017 and December 31, 2016, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2017 and December 31, 2016 (fair value dollars in thousands):

June 30, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$146,997	$85.71	130	71%	739	7%	21%
CRT	275,036	99.66	32	75%	756	—%	9%
Alt-A	328,774	66.09	139	76%	710	12%	16%
Option-ARM	100,432	73.78	134	76%	702	18%	12%
Subprime	15,824	94.12	150	78%	615	14%	12%
CMBS	17,923	98.84	8	55%	NA	—%	—%
Total	$884,986	$81.27	101	74%	712	8%	14%

December 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$181,267	$86.19	124	71%	738	7%	23%
CRT	317,532	100.34	27	75%	755	—%	22%
Alt-A	345,586	65.95	134	76%	710	13%	17%
Option-ARM	180,169	76.67	128	76%	705	18%	9%
Subprime	92,195	99.17	122	100%	587	57%	13%
CMBS	17,720	98.84	2	55%	NA	—%	—%
Total	$1,134,469	$81.88	98	77%	705	13%	18%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
California	36%	36%
Florida	7%	8%
New York	4%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	55%	57%

Investments in Real Property

During the three months ended March 31, 2017, CHI invested in two assisted living and memory care facilities located in Utah for total consideration of $26.5 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 10 years with two 5-year extensions.

During May 2017, CHI acquired a portfolio of nine skilled nursing facilities located in Virginia for total consideration of $130.0 million. These facilities have been leased to an operator pursuant to a triple net lease for a term of 15 years with two 5-year extensions.

During June 2017, CHI acquired an assisted living facility located in Georgia for total consideration of $17.1 million through an existing joint venture structured in a manner intended to comply with the REIT Income Diversification and Empowerment Act (“RIDEA”).

As of June 30, 2017, CHI had real estate investments net of accumulated depreciation of $280.1 million which are financed through secured debt. As of June 30, 2017, CHI had floating rate debt with a principal amount of $70.7 million, a weighted average maturity of 0.7 years and a weighted average interest rate of 4.92% and fixed rate debt with a principal amount of $118.2 million, a weighted average maturity of 17.0 years and a weighted average interest rate of 4.12%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs.

Financing and Hedging
As of June 30, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,238,144	1.28%	107	$2,215,151	1.00%	159
Non-agency securities	567,634	2.56%	23	755,665	2.23%	23
Total repurchase agreements	$3,805,778	1.47%	94	$2,970,816	1.31%	125

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$2,167,190	1.50%	16	$1,304,341	1.52%	15
> 1 to ≤ 2 months	736,715	1.35%	43	830,099	1.16%	41
> 2 to ≤ 3 months	268,728	1.49%	82	508,047	1.07%	78
> 3 to ≤ 6 months	346,957	1.43%	122	63,329	0.93%	114
> 6 to ≤ 12 months	21,188	1.10%	200	—	N/A	N/A
> 12 months	265,000	1.60%	842	265,000	1.32%	1023
Total repurchase agreements	$3,805,778	1.47%	94	$2,970,816	1.31%	125

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.

As of June 30, 2017 and December 31, 2016, we had interest rate swap agreements outstanding where we pay a fixed rate and receive a floating rate based on LIBOR, summarized in the tables below (dollars in thousands):

Current Maturity Date for Interest Rate Swaps (1)	June 30, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Fixed Pay Rate	Receive Rate	Maturity (Years)		Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$1,725,000	1.14%	1.20%	1.5	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	785,000	1.73%	1.21%	4.5	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	400,000	1.78%	1.17%	6.1	510,000	1.78%	0.89%	5.8
> 7 years	395,000	2.23%	1.17%	10.2	125,000	2.08%	0.91%	9.7
Total	$3,305,000	1.49%	1.20%	3.8	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.1 billion and $0.2 billion with deferred start dates averaging 0.2 years from June 30, 2017 and December 31, 2016.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.45% and 1.35% as of June 30, 2017 and December 31, 2016, respectively.

(2)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
The following tables present certain information about our interest rate swaption agreements as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$9	0.4	$100,000	3.21%	5.0
>12 to ≤ 24 months	686	825	2.0	25,000	2.63%	10.0
> 24 months	6,697	3,960	3.6	150,000	2.86%	9.2
Total / weighted average	$10,117	$4,794	2.4	$275,000	2.97%	7.7

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$22,010	$18,303	$39,911	$35,676
Non-agency securities	13,478	16,986	29,174	36,720
Other	245	165	405	330
Interest expense	(12,344)	(9,576)	(22,509)	(19,356)
Net interest income	23,389	25,878	46,981	53,370

Servicing:
Servicing income	75	4,166	2,633	13,815
Servicing expense	(1,915)	(9,949)	(6,900)	(27,854)
Net servicing loss	(1,840)	(5,783)	(4,267)	(14,039)

Healthcare:
Healthcare real estate income	5,754	914	9,069	914
Healthcare real estate expense	(4,373)	(1,103)	(7,026)	(1,103)
Net healthcare real estate income	1,381	(189)	2,043	(189)

Other gains (losses):
Realized gain (loss) on agency securities, net	(489)	2,668	(701)	3,088
Realized gain on non-agency securities, net	14,481	3,644	27,195	2,009
Realized loss on periodic settlements of interest rate swaps, net	(2,281)	(2,531)	(4,941)	(6,361)
Realized gain (loss) on other derivatives and securities, net	4,745	(9,724)	6,912	(46,296)
Unrealized gain on agency securities, net	9,146	25,098	9,031	74,978
Unrealized gain on non-agency securities, net	11,219	15,854	24,233	4,530
Unrealized loss on other derivatives and securities, net	(11,718)	(3,290)	(14,557)	(25,570)
Loss on mortgage servicing rights	—	(3,788)	—	(12,815)
Total other gains (losses), net	25,103	27,931	47,172	(6,437)
Expenses:
Management fees	3,488	3,659	6,864	7,474
General and administrative expenses	1,933	3,771	3,652	5,813
Total expenses	5,421	7,430	10,516	13,287
Income before provision for income tax	42,612	40,407	81,413	19,418
Provision for excise and income tax	—	(281)	—	(589)
Net income	42,612	40,126	81,413	18,829
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Noncontrolling interest in net income	7	6	5	6
Net income available to common stockholders	$41,502	$39,015	$79,184	$16,601

Net income per common share — basic and diluted	$0.91	$0.85	$1.73	$0.36

Weighted average number of common shares outstanding — basic	45,803	45,777	45,800	46,214
Weighted average number of common shares outstanding — diluted	45,804	45,778	45,802	46,215

Dividend declared per common share	$0.45	$0.40	$0.90	$0.80

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,310,019	2.66%	$22,010	$3,055,384	2.40%	$18,303
Non-agency securities	849,488	6.35%	13,478	1,245,787	5.45%	16,986
Total	$4,159,507	3.40%	$35,488	$4,301,171	3.28%	$35,289

	For the Six Months Ended June 30,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,036,759	2.63%	$39,911	$3,108,004	2.30%	$35,676
Non-agency securities	929,983	6.27%	29,174	1,321,318	5.56%	36,720
Total	$3,966,742	3.48%	$69,085	$4,429,322	3.27%	$72,396
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017 vs. 2016			For the Six Months Ended June 30, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$3,707	$1,598	$2,109	$4,235	$(796)	$5,031
Non-agency securities	(3,508)	(7,224)	3,716	(7,546)	(13,355)	5,809
Total	$199	$(5,626)	$5,825	$(3,311)	$(14,151)	$10,840
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $3.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a 26 basis point increase in average yields and an 8% increase in average balances. Interest income on agency RMBS increased by $4.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to a 33 basis point increase in average yields, partially offset by a slight decrease in average balances. Interest income on non-agency securities decreased by $(3.5) million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $(7.5) million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to decreases in average balances, partially offset by increased average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.8% and 8.1% as of June 30, 2017 and December 31, 2016, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 9.2% and 11.7% for the three months ended June 30, 2017 and 2016, respectively, and 9.2% and 9.8% for the six months ended June 30, 2017 and 2016, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $6.6 million and $7.7 million for the three months ended June 30, 2017 and 2016, respectively, and $12.1 million and $17.3 million for the six months ended June 30, 2017 and 2016, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization expense of approximately $0.7 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. The amortized cost basis of our agency RMBS portfolio was 105.0% and 104.9% of par value as of June 30, 2017 and December 31, 2016, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $174.2 million and $132.7 million as of June 30, 2017 and December 31, 2016, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $5.1 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively, and $11.9 million and $15.2 million for the six months ended June 30, 2017 and 2016, respectively. The weighted average cost basis of the non-agency portfolio was 84.7% and 85.3% of par as of June 30, 2017 and December 31, 2016, respectively. The total net discount remaining was $146.0 million and $185.7 million, with $91.1 million and $97.3 million designated as credit reserves as of June 30, 2017 and December 31, 2016, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 6.3x and 4.8x our stockholders' equity, excluding investments in RCS and real property as of June 30, 2017 and December 31, 2016, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods since June 30, 2016 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2017	$3,538,006	$3,836,940	$3,805,778	1.47%	4.0x	4.4x	6.3x
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
————————

(1)
Excludes repurchase agreements collateralized by U.S. Treasury securities and borrowings related to our healthcare investments, but includes advances from the Federal Home Loan Bank collateralized by agency and non-agency securities.

(2)
Average leverage during the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investment in RCS, healthcare real estate investments and agency mortgage REIT equity securities.

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

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2017, we had a net long TBA position with a notional market value and underlying costs basis of $1.6 billion.
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $12.3 million and $9.6 million for the three months ended June 30, 2017 and 2016, respectively, and $22.5 million and $19.4 million for the six months ended June 30, 2017 and 2016, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $2.3 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $6.4 million or the six months ended June 30, 2017 and 2016, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds on our mortgage securities portfolio during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,538,006	1.40%	$12,344	$3,692,354	1.04%	$9,576
Interest rate swaps	3,148,750	0.29%	2,281	1,647,500	0.62%	2,531
Total adjusted cost of funds		1.65%	$14,625		1.31%	$12,107

	For the Six Months Ended June 30,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,328,863	1.36%	$22,509	$3,814,279	1.02%	$19,356
Interest rate swaps	3,024,286	0.33%	4,941	1,612,143	0.80%	6,361
Total adjusted cost of funds		1.66%	$27,450		1.36%	$25,717
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017 vs. 2016			For the Six Months Ended June 30, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements and FHLB advances	$2,768	$(380)	$3,148	$3,153	$(1,915)	$5,068
Interest rate swaps	(250)	(601)	351	(1,420)	(4,312)	2,892
Total adjusted cost of funds	$2,518	$(981)	$3,499	$1,733	$(6,227)	$7,960
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds on our mortgage securities portfolio of $2.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $1.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, respectively, was attributable to higher average rates on our repurchase agreements, FHLB advances and interest rate swaps, partially offset by lower average repurchase agreement, FHLB advance and interest rate swap notional balances.
Servicing Income and Expense
The following table presents the components of servicing income and expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Servicing fee income	$67	$4,039	$2,620	$10,453
Incentive, ancillary and other income	8	127	13	3,362
Servicing income	75	4,166	2,633	13,815

Employee compensation and benefit costs	1,326	2,558	2,633	14,167
Facility costs	97	985	284	2,126
Realization of cash flows from MSR	—	2,821	1,089	4,721
Other servicing costs	492	3,585	2,894	6,840
Servicing expense	1,915	9,949	6,900	27,854

Net servicing loss	$(1,840)	$(5,783)	$(4,267)	$(14,039)

Gross servicing income and expenses and net servicing loss decreased significantly for the first half of 2017 compared to 2016 as a result of the transfer of assets and operations to Ditech during 2016 and the sale of MSR and associated wind-down of MSR oversight and legacy servicing operations during the first half of 2017.

Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Lease income	$4,615	$666	$6,868	$666
Rental income	1,139	248	2,201	248
Healthcare real estate income	5,754	914	9,069	914

Interest expense	1,887	294	3,060	294
Depreciation	1,526	211	2,297	211
Transaction expenses	—	538	—	538
Tenant expenses	848	60	1,557	60
Other	112	—	112	—
Healthcare real estate expense	4,373	1,103	7,026	1,103
Net healthcare real estate income (loss)	$1,381	$(189)	$2,043	$(189)

The increase in healthcare real estate income and expense amounts during 2017 compared to 2016 result from investment activity beginning in the second quarter 2016 through the second quarter of 2017.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and six months ended June 30, 2017 and 2016 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from agency securities sold	$101,270	$450,164	$309,727	$585,213
Less agency securities sold, at cost	(101,759)	(447,496)	(310,428)	(582,125)
Realized gain (loss) on agency securities, net	$(489)	$2,668	$(701)	$3,088

Gross realized gains on sale of agency securities	$494	$2,670	$1,764	$3,372
Gross realized losses on sale of agency securities	(983)	(2)	(2,465)	(284)
Realized gain (loss) on agency securities, net	$(489)	$2,668	$(701)	$3,088

The following table is a summary of our net realized gains and losses on non-agency securities during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from non-agency securities sold	$180,394	$131,912	$440,867	$547,530
Increase (decrease) in receivable for securities sold	(629)	(4,595)	5,119	(2,565)
Less: non-agency securities sold, at cost	(165,284)	(123,673)	(418,791)	(542,956)
Realized gain on non-agency securities, net	$14,481	$3,644	$27,195	$2,009

Gross realized gain on sale of non-agency securities	$14,489	$3,838	$27,353	$7,765
Gross realized loss on sale of non-agency securities	(8)	(194)	(158)	(5,756)
Realized gain on non-agency securities, net	$14,481	$3,644	$27,195	$2,009

Unrealized net gains of $9.1 million and $9.0 million on agency RMBS for the three and six months ended June 30, 2017, respectively, and unrealized net gains of $11.2 million and $24.2 million on non-agency securities for the three and six months ended June 30, 2017, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.
Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Realized loss on periodic settlements of interest rate swaps, net	$(2,281)	$(2,531)	$(4,941)	$(6,361)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$(11,570)	$(14,978)	$14,451	$(38,350)
Interest rate swaptions	—	(1,307)	—	(1,307)
TBA securities	31,177	4,962	6,887	8,249
Short sales of U.S. Treasury securities	(14,425)	(2,981)	(14,174)	(12,473)
Credit default swaps	(470)	(9)	(513)	(495)
Other, net	33	4,589	261	(1,920)
Total realized gain (loss) on other derivatives and securities, net	$4,745	$(9,724)	$6,912	$(46,296)
Unrealized loss on other derivatives and securities:
Interest rate swaps	$2,081	$1,690	$(19,749)	$(20,641)
Interest rate swaptions	(135)	898	(563)	(66)
TBA securities	(12,077)	4,924	17,433	7,011
Short sales of U.S. Treasury securities	(1,861)	(996)	(11,502)	(1,729)
Credit default swaps	274	(516)	(183)	(1,419)
Other, net	—	(9,290)	7	(8,726)
Total unrealized loss on other derivatives and securities, net	$(11,718)	$(3,290)	$(14,557)	$(25,570)

Net losses on pay-fixed interest rate swaps during the three and six months ended June 30, 2017 were due primarily to a decrease in swap interest rates during the second quarter of 2017, partially offset by the positive impact of increased swap rates during the first quarter. Net losses on short positions in U.S. Treasury securities during the three and six months ended June 30, 2017 were due primarily to a decrease in longer term Treasury interest rates. Net gains on TBA securities during the three and six months ended June 30, 2017 were due primarily to a decrease in longer term treasury interest rates.

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.5 million and $3.7 million during the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $7.5 million during the six months ended June 30, 2017 and 2016, respectively. The period-over-period decrease for the three months ended June 30, 2017 and 2016 was a function of lower average equity, primarily as a result of realized losses and share repurchases.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $1.9 million and $3.8 million during the three months ended June 30, 2017 and 2016, respectively, and $3.7 million and $5.8 million during the six months ended June 30, 2017 and 2016, respectively. The decrease for these comparative periods was primarily driven by $1.7 million of non-recurring costs incurred during 2016 associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC Investment Corp.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% and 3.2% for the three months ended June 30, 2017 and 2016, respectively, and 2.2% and 2.8% for the six months ended June 30, 2017 and 2016, respectively.

Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $6.3 million and $12.0 million (or $0.14 and $0.26 per common share) for the three months ended June 30, 2017 and 2016, respectively, and $11.6 million and $28.2 million (or $0.25 and $0.61 per common share) for the six months ended June 30, 2017 and 2016.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$42,612	$40,126	$81,413	$18,829
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(9,146)	(25,098)	(9,031)	(74,978)
Non-agency securities	(11,219)	(15,854)	(24,233)	(4,530)
Derivatives, MSR and other securities	11,718	7,078	14,557	38,385
Amortization / accretion	62	67	(1,112)	1,311
Capital gains (1)	(40,978)	(12,015)	(27,262)	(147)
Realized losses (gains), net (1)	12,536	12,776	(24,788)	36,923
Taxable REIT subsidiary loss and other	1,840	6,070	4,267	14,635
Total book to tax difference	(35,187)	(26,976)	(67,602)	11,599
Estimated taxable income	7,425	13,150	13,811	30,428
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Estimated taxable income available to common stockholders	$6,308	$12,033	$11,577	$28,194

Weighted average number of common shares outstanding — basic	45,803	45,777	45,800	46,214
Weighted average number of common shares outstanding — diluted	45,804	45,778	45,802	46,215

Estimated taxable income per common share - basic and diluted	$0.14	$0.26	$0.25	$0.61
Estimated cumulative undistributed REIT taxable income per common share	$(1.13)	$(0.16)	$(1.13)	$(0.16)

Beginning cumulative non-deductible capital losses	$132,063	$138,823	$118,347	$126,955
Current period net capital gain	(40,978)	(12,015)	(27,262)	(147)
Ending cumulative non-deductible capital losses	$91,085	$126,808	$91,085	$126,808
Ending cumulative non-deductible capital losses per common share	$1.99	$2.77	$1.99	$2.77
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.89 and $0.60 per common share for the three and six months ended June 30, 2017, respectively, which will offset our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $0.00 and $(0.08) per common share, for the three and six months ended June 30, 2017, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

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
We declared dividends of $0.45 and $0.40 per common share for the three months ended June 30, 2017 and 2016, respectively, and $0.90 and $0.80 per common share for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we have distributed all of our 2016 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2016.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of June 30, 2017, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $115.6 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred $14.2 million of capital loss, which can be carried forward for up to five years. The gross deferred tax assets associated with the NOL and other temporary differences as of June 30, 2017 were approximately $51.6 million, with respect to which RCS has provided a full valuation allowance.
Key Statistics
The table below presents key statistics for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Ending agency securities, at fair value	$3,657,947	$3,460,643	$3,657,947	$3,460,643
Ending agency securities, at cost	$3,682,313	$3,404,351	$3,682,313	$3,404,351
Ending agency securities, at par	$3,508,139	$3,239,547	$3,508,139	$3,239,547
Average agency securities, at cost	$3,310,019	$3,055,384	$3,036,759	$3,108,004
Average agency securities, at par	$3,151,220	$2,909,043	$2,891,855	$2,957,798

Ending non-agency securities, at fair value	$884,986	$1,261,640	$884,986	$1,261,640
Ending non-agency securities, at cost	$805,648	$1,242,552	$805,648	$1,242,552
Ending non-agency securities, at par	$951,656	$1,436,821	$951,656	$1,436,821
Average non-agency securities, at cost	$849,488	$1,245,787	$929,983	$1,321,318
Average non-agency securities, at par	$989,287	$1,442,535	$1,080,241	$1,528,991

Net TBA portfolio - as of period end, at fair value	$1,646,019	$295,332	$1,646,019	$295,332
Net TBA portfolio - as of period end, at cost	$1,647,075	$287,515	$1,647,075	$287,515
Average net TBA portfolio, at cost	$1,743,154	$459,956	$1,556,024	$217,706

Average total assets, at fair value	$5,549,988	$4,858,429	$5,298,784	$5,023,442
Average agency and non-agency repurchase agreements and advances	$3,538,006	$3,692,354	$3,328,863	$3,814,279
Average stockholders' equity	$969,718	$948,439	$959,114	$952,697

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Average coupon	3.58%	3.34%	3.49%	3.32%
Average asset yield	3.40%	3.28%	3.48%	3.27%
Average cost of funds (1)	1.65%	1.31%	1.66%	1.36%
Average net interest rate spread	1.75%	1.97%	1.82%	1.91%
Average net interest rate spread, including TBA dollar roll (2)	1.91%	1.99%	1.95%	1.87%
Average net interest rate spread, including TBA dollar roll, excluding estimated “catch-up” premium amortization (benefit)	1.96%	2.17%	2.00%	2.11%
Average coupon as of period end	3.57%	3.32%	3.57%	3.32%
Average asset yield as of period end	3.45%	3.38%	3.45%	3.38%
Average cost of funds as of period end	1.54%	1.27%	1.54%	1.27%
Average net interest rate spread as of period end	1.91%	2.11%	1.91%	2.11%

Average actual CPR for agency securities held during the period	9.2%	11.7%	9.2%	9.8%
Average projected life CPR for agency securities as of period end	8.8%	10.1%	8.8%	10.1%

Leverage - average during the period (3)	4.0x	4.2x	3.8x	4.3x
Leverage - average during the period, including net TBA position	6.0x	4.7x	5.6x	4.5x
Leverage - as of period end (4)	4.4x	4.5x	4.4x	4.5x
Leverage - as of period end, including net TBA position	6.3x	4.9x	6.3x	4.9x

Expenses % of average total assets - annualized	0.4%	0.6%	0.4%	0.5%
Expenses % of average stockholders' equity - annualized	2.2%	3.2%	2.2%	2.8%
Net book value per common share as of period end	$20.00	$19.47	$20.00	$19.47
Dividends declared per common share	$0.45	$0.40	$0.90	$0.80
Economic return (loss) on common equity - annualized	18.4%	17.8%	18.1%	6.3%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements and healthcare real estate financing.

(2)	Estimated dollar roll income excludes the impact of other supplemental hedges and is recognized in gain (loss) on other derivatives and securities, net.

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

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$22,010	$18,303	$39,911	$35,676
Non-agency securities and other	13,723	17,151	29,579	37,050
Interest expense	(12,344)	(9,576)	(22,509)	(19,356)
Net interest income	23,389	25,878	46,981	53,370
Dividends from REIT equity securities	—	—	—	244
Realized loss on periodic settlements of interest rate swaps, net	(2,281)	(2,531)	(4,941)	(6,361)
Dollar roll income	9,567	2,560	16,838	2,696
Adjusted net interest and dollar roll income	30,675	25,907	58,878	49,949
Operating expenses	(5,421)	(7,430)	(10,516)	(13,287)
Less: strategic review costs	—	1,745	—	1,745
Net spread and dollar roll income	25,254	20,222	48,362	38,407
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Net spread and dollar roll income available to common stockholders	24,137	19,105	46,128	36,173
Estimated “catch-up” premium amortization cost due to change in CPR forecast	736	2,067	1,381	5,559
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$24,873	$21,172	$47,509	$41,732

Weighted average number of common shares outstanding - basic	45,803	45,777	45,800	46,214
Weighted average number of common shares outstanding - diluted	45,804	45,778	45,802	46,215

Net spread and dollar roll income per common share- basic and diluted	$0.53	$0.42	$1.01	$0.78
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.54	$0.46	$1.04	$0.90
Net spread and dollar roll income excluding catch up amortization increased 0.08 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $0.14 per common share for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to increased dollar roll income related to higher average net long TBA balances, partially offset by lower average balances in agency RMBS and non-agency securities.
Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, our discussion of our results of operations include certain non-GAAP financial information, including “total adjusted cost of funds,” “net spread and dollar roll income,” “net spread and dollar roll income, excluding 'catch-up' premium amortization,” and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as “cost of funds” and “net interest rate spread.”

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

Specifically, in the case of “net spread and dollar roll income,” we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gains (losses) in our consolidated statements of operations, are economically equivalent to holding and financing generic agency MBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements, which are recognized under GAAP in other gains (losses), is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and inclusion of all periodic interest rate swap settlement costs is more indicative of our total cost of funds than interest expense alone. In the case of “net spread and dollar roll income, excluding 'catch-up' premium amortization,” we believe the exclusion of “catch-up” adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio.

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

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. As of June 30, 2017, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.4x and 3.7x the amount of our stockholders’ equity less our investments in RCS and real property as of June 30, 2017 and December 31, 2016, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 33 financial institutions as of June 30, 2017, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 18% of our equity at risk as of June 30, 2017.
As of June 30, 2017, borrowings under repurchase agreements of $3.2 billion and $0.6 billion, with weighted average remaining days to maturity of 107 days and 23 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2017. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2017.

	June 30, 2017
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	62%
Asia	6	9%
Europe	10	29%
Total	33	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the first half of 2017, haircuts on our pledged collateral remained stable and, as of June 30, 2017, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of June 30, 2017, we had met all margin requirements and had unrestricted cash and cash equivalents of $155.5 million and unpledged securities of approximately $239.5 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2017.
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
See Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2017 and the related activity for the first half of 2017.

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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both June 30, 2017 and December 31, 2016.
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

TBA Dollar Roll Transactions
We enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or de-leveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2017, our total “at risk” leverage, net of unsettled securities, was 6.3x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may take physical delivery of the underlying securities. If we take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2017, we had a net long TBA position with a cost basis and fair value of the underlying securities of $1.6 billion.

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

Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may also sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2017, approximately 89% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of June 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
June 30, 2017
+100 basis points	4.1%	(1.5)%	(10.0)%
+50 basis points	2.6%	(0.6)%	(4.0)%
-50 basis points	(4.7)%	0.2%	1.3%
-100 basis points	(12.4)%	(0.1)%	(0.7)%
December 31, 2016
+100 basis points	6.7%	(1.6)%	(8.1)%
+50 basis points	3.5%	(0.7)%	(3.7)%
-50 basis points	(3.5)%	0.5%	2.4%
-100 basis points	(10.2)%	0.5%	2.8%
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

We may reinvest principal repayments at yields that are lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. Premiums or discounts associated with the purchase of agency RMBS and non-agency securities of higher credit quality are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.5 years and 5.7 years for agency RMBS and 4.7 years and 4.6 years for non-agency securities based on interest rates and securities prices as of June 30, 2017 and December 31, 2016, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2017
-25 basis points	1.2%	8.0%
-10 basis points	0.5%	3.2%
+10 basis points	(0.5)%	(3.2)%
+25 basis points	(1.2)%	(8.0)%
December 31, 2016
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2017
-50 basis points	0.3%	2.3%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.3)%
December 31, 2016
-50 basis points	0.5%	2.8%
-25 basis points	0.3%	1.4%
+25 basis points	(0.3)%	(1.4)%
+50 basis points	(0.5)%	(2.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of June 30, 2017, we had unrestricted cash and cash equivalents of $155.5 million and unpledged securities of approximately $239.5 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
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

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*4.3
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-35260), filed March 17, 2017.

*4.4	Form of certificate representing the 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*10.1
Sales Agreement among MTGE Investment Corp., MTGE Management, LLC and Cantor Fitzgerald & Co., dated August 2, 2017, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-35260), filed August 2, 2017.

*10.2
Sales Agreement among MTGE Investment Corp., MTGE Management, LLC and Wells Fargo Securities, LLC, dated August 2, 2017, incorporated herein by reference to Exhibit 1.2 of Form 8-K (File No. 001-35260), filed August 2, 2017.

14	MTGE Investment Corp. Code of Ethics and Conduct, adopted July 27, 2017, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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
Date: August 7, 2017

By:	/s/ PETER FEDERICO
Peter Federico
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: August 7, 2017