Form 10-Q
period 2017-09-30
MTGE Investment Corp.
filed 2017-11-07
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s common stock outstanding as of November 1, 2017 was 45,797,687.

MTGE INVESTMENT CORP.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,560,350 and $2,713,274, respectively)	$3,686,634	$2,803,168
Non-agency securities, at fair value (including pledged securities of $721,747 and $1,019,834, respectively)	896,147	1,134,469
U.S. Treasury securities, at fair value (including pledged securities of $0 and $20,209, respectively)	—	20,209
Land	16,641	5,646
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	242,239	81,780
Cash and cash equivalents	129,927	123,640
Restricted cash and cash equivalents	45,422	13,005
Interest receivable	13,632	9,767
Derivative assets, at fair value	12,858	29,048
Receivable under reverse repurchase agreements	761,779	487,469
Mortgage servicing rights, at fair value	—	49,776
Other assets	19,385	39,178
Total assets	$5,824,664	$4,797,155
Liabilities:
Repurchase agreements	$3,807,880	$2,970,816
Federal Home Loan Bank advances	—	273,700
Notes payable, net of deferred financing costs	186,504	66,527
Payable for securities purchased	22,049	—
Derivative liabilities, at fair value	9,401	27,820
Dividend payable	21,726	19,436
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	751,234	474,935
Accounts payable and other accrued liabilities	26,356	30,876
Total liabilities	4,825,150	3,864,110
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,661	1,122,493
Retained deficit	(177,170)	(243,260)
Total stockholders’ equity	998,988	932,730
Noncontrolling interests	526	315
Total equity	999,514	933,045
Total liabilities and equity	$5,824,664	$4,797,155
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$23,147	$19,028	$63,058	$54,704
Non-agency securities	12,521	16,410	41,695	53,130
Other	323	153	728	483
Interest expense	(14,447)	(10,082)	(36,956)	(29,438)
Net interest income	21,544	25,509	68,525	78,879

Servicing:
Servicing income	4	3,904	2,637	17,719
Servicing expense	(1,165)	(6,394)	(8,065)	(34,248)
Net servicing loss	(1,161)	(2,490)	(5,428)	(16,529)

Healthcare:
Healthcare real estate income	7,671	2,424	16,740	3,338
Healthcare real estate expense	(5,702)	(2,074)	(12,728)	(3,177)
Net healthcare investment income	1,969	350	4,012	161

Other gains (losses):
Realized gain on agency securities, net	775	5,913	74	9,001
Realized gain on non-agency securities, net	395	756	27,590	2,765
Realized loss on periodic settlements of interest rate swaps, net	(1,361)	(2,041)	(6,302)	(8,402)
Realized gain (loss) on other derivatives and securities, net	18,222	(40,483)	25,134	(86,779)
Unrealized gain (loss) on agency securities, net	8,780	(5,228)	17,811	69,750
Unrealized gain on non-agency securities, net	9,007	33,462	33,240	37,992
Unrealized gain (loss) on other derivatives and securities, net	(2,895)	58,563	(17,452)	32,993
Gain (loss) on mortgage servicing rights	—	62	—	(12,753)
Total other gains, net	32,923	51,004	80,095	44,567
Expenses:
Management fees	3,543	3,525	10,407	10,999
General and administrative expenses	1,882	1,794	5,534	7,607
Total expenses	5,425	5,319	15,941	18,606
Income before provision for income tax	49,850	69,054	131,263	88,472
Provision for excise and income tax	—	(31)	—	(620)
Net income	49,850	69,023	131,263	87,852
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Noncontrolling interest in net loss (income)	—	(5)	5	1
Net income available to common stockholders	$48,733	$67,901	$127,917	$84,502

Net income per common share — basic and diluted	$1.06	$1.48	$2.79	$1.83

Weighted average number of common shares outstanding — basic	45,809	45,798	45,803	46,074
Weighted average number of common shares outstanding — diluted	45,814	45,801	45,807	46,077

Dividend declared per common share	$0.45	$0.40	$1.35	$1.20
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	2,200	$53,039	47,626	$476	$1,146,797	$(209,200)	$—	$991,112
Net income	—	—	—	—	—	87,853	(1)	87,852
Issuance of noncontrolling interest	—	—	—	—	—	—	328	328
Distribution to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	175	2	2,094	—	—	2,096
Preferred dividends declared	—	—	—	—	—	(3,351)	—	(3,351)
Common dividends declared	—	—	—	—	—	(54,942)	—	(54,942)
Balance, September 30, 2016	2,200	$53,039	45,798	$458	$1,122,459	$(179,640)	$322	$996,638

Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
Net income	—	—	—	—	—	131,268	(5)	131,263
Issuance of noncontrolling interest	—	—	—	—	—	—	245	245
Distribution to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	—	—	168	—	—	168
Preferred dividends declared	—	—	—	—	—	(3,351)	—	(3,351)
Common dividends declared	—	—	—	—	—	(61,827)	—	(61,827)
Balance, September 30, 2017	2,200	$53,039	45,798	$458	$1,122,661	$(177,170)	$526	$999,514
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,263	$87,852
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	19,061	24,251
Accretion of net discount on non-agency securities	(16,094)	(21,311)
Depreciation and amortization on real estate investments	4,956	704
Realization of cash flows from MSR	1,089	7,569
Unrealized gain on securities, MSR and derivatives, net	(33,599)	(127,982)
Realized gain on agency securities, net	(74)	(9,001)
Realized gain on non-agency securities, net	(27,590)	(2,765)
Realized loss (gain) on other derivatives and securities, net	(18,832)	95,823
Stock-based compensation	168	2,096
Decrease (increase) in interest receivable	(3,865)	1,623
Decrease in other assets	13,168	11,861
Increase (decrease) in operating accounts payable and other accrued liabilities	2,674	(5,645)
Net cash flows from operating activities	72,325	65,075
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(2,182,695)	(1,096,019)
Purchases of non-agency securities	(271,656)	(388,289)
Purchases of healthcare real estate investments	(99,794)	(70,419)
Proceeds from sale of agency securities	997,968	1,003,698
Proceeds from sale of non-agency securities	488,872	571,210
Proceeds from sale of MSR	43,823	—
Principal collections on agency securities	300,085	329,082
Principal collections on non-agency securities	120,079	154,239
Net proceeds from (payments on) reverse repurchase agreements	(274,310)	115,076
Purchases of U.S. Treasury securities	(1,421,779)	(1,235,607)
Proceeds from sale of U.S. Treasury securities	1,696,982	1,121,285
Payments for the termination of interest rate swaps	(3,841)	(80,696)
Increase in restricted cash and cash equivalents	(32,828)	51,028
Other investing cash flows, net	17,103	(6,349)
Net cash flows from (used in) investing activities	(621,991)	468,239
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(62,888)	(59,024)
Net payments for repurchase of common shares	—	(26,452)
Issuance of noncontrolling interest	245	328
Distributions to noncontrolling interest	(29)	(5)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	20,544,530	21,017,418
Repayments on repurchase agreements and Federal Home Loan Bank advances	(19,969,266)	(21,561,247)
Proceeds from notes payable, net of deferred financing costs	44,181	49,341
Repayments of notes payable	(820)	(120)
Net cash from (used in) financing activities	555,953	(579,761)
Net increase (decrease) in cash and cash equivalents	6,287	(46,447)
Cash and cash equivalents at beginning of the period	123,640	169,319
Cash and cash equivalents at end of period	$129,927	$122,872
Supplemental disclosure of non-cash information:
Assumption of notes payable	$75,952	$—
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

Our unaudited interim consolidated financial statements include the accounts of all of our subsidiaries. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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

We estimate long-term prepayment speeds using a third-party service and market data. Actual and anticipated prepayment experience is reviewed at least quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts received plus currently anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

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

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that depreciable lives may need to be changed. We consider external factors relating to each asset and the existence of a master lease that may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value is reduced to the estimated fair market value. In addition, we are exposed to the risks inherent in investments in real estate and, in particular, the senior housing and health care industries. A downturn in these industries or in the real estate markets in which our properties are located could adversely affect the value of our properties and our ability to sell properties for a price or terms acceptable to us.

Intangible Assets
Intangible assets can include goodwill and identifiable intangible assets such as above or below market component of in-place leases and the value associated with the presence of in-place tenants or residents. Goodwill is calculated as the excess of consideration transferred over the estimated fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill and intangible assets are included in other assets on the consolidated balance sheets and tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.
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

The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral based on daily market value changes. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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

We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references observable market inputs, including LIBOR, swap rates and the forward yield curve, to produce the daily settlement price.

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

We estimate the fair value of our “non-centrally cleared” interest rate swaps based on valuations obtained from third-party pricing services and the swap counterparty (collectively, “third-party valuations”). The third-party valuations are model-driven using observable inputs, including LIBOR, swap rates and the forward yield curve. We also consider the creditworthiness of both us and our counterparties and the impact of netting and credit enhancement provisions contained in each derivative agreement, such as collateral postings. All of our “non-centrally cleared” interest rate swaps are subject to bilateral collateral arrangements. Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.

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

Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,391,223	$1,123,276	$3,514,499
Unamortized premium	123,751	63,969	187,720
Amortized cost	2,514,974	1,187,245	3,702,219
Gross unrealized gains	8,281	3,440	11,721
Gross unrealized losses	(19,831)	(7,475)	(27,306)
Agency RMBS, at fair value	$2,503,424	$1,183,210	$3,686,634

Weighted average coupon as of September 30, 2017	3.63%	3.74%	3.66%
Weighted average yield as of September 30, 2017	2.76%	2.89%	2.80%
Weighted average yield for the three months ended September 30, 2017	2.64%	2.74%	2.67%
Weighted average yield for the nine months ended September 30, 2017	2.65%	2.63%	2.64%

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,622,896	$9,615	$(27,306)	$3,605,205
Adjustable rate	79,323	2,106	—	81,429
Total Agency RMBS	$3,702,219	$11,721	$(27,306)	$3,686,634

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,103,244	$600,640	$2,703,884
Unamortized premium	98,580	34,100	132,680
Amortized cost	2,201,824	634,740	2,836,564
Gross unrealized gains	6,350	1,887	8,237
Gross unrealized losses	(30,657)	(10,976)	(41,633)
Agency RMBS, at fair value	$2,177,517	$625,651	$2,803,168

Weighted average coupon as of December 31, 2016	3.49%	3.60%	3.52%
Weighted average yield as of December 31, 2016	2.71%	2.69%	2.71%
Weighted average yield for the year ended December 31, 2016	2.56%	2.60%	2.57%

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,747,165	$6,003	$(41,633)	$2,711,535
Adjustable rate	89,399	2,234	—	91,633
Total Agency RMBS	$2,836,564	$8,237	$(41,633)	$2,803,168

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of September 30, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in thousands):

	September 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$26,947	$27,239	1.87%	4.03%	$10,061	$10,101	1.97%	4.07%
Greater than three years and less than or equal to five years	581,750	578,861	2.37%	3.21%	602,705	600,979	2.32%	3.24%
Greater than five years and less than or equal to 10 years	2,897,771	2,915,394	2.88%	3.76%	1,985,654	2,021,474	2.78%	3.65%
Greater than 10 years	180,166	180,725	2.99%	3.51%	204,748	204,010	3.10%	3.01%
Total	$3,686,634	$3,702,219	2.80%	3.66%	$2,803,168	$2,836,564	2.71%	3.52%
As of September 30, 2017 and December 31, 2016, the estimated weighted average life of our agency security portfolio was 7.5 years and 7.4 years, respectively, which incorporates anticipated future prepayment assumptions. As of September 30, 2017 and December 31, 2016, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.5% and 8.1%, respectively.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from agency securities sold	$688,241	$418,485	$997,968	$1,003,698
Increase in receivable for agency RMBS sold	—	158,024	—	158,024
Less agency securities sold, at cost	(687,466)	(570,596)	(997,894)	(1,152,721)
Realized gain on agency securities, net	$775	$5,913	$74	$9,001

Gross realized gains on sale of agency securities	$2,249	$5,919	$4,013	$9,291
Gross realized losses on sale of agency securities	(1,474)	(6)	(3,939)	(290)
Realized gain on agency securities, net	$775	$5,913	$74	$9,001

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under financing and derivative agreements by type as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Repurchase agreements	$2,406,985	$1,152,651	$3,559,636
Derivative agreements	87	627	714
Total fair value	2,407,072	1,153,278	3,560,350
Accrued interest on pledged agency RMBS	6,950	3,413	10,363
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,414,022	$1,156,691	$3,570,713

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Repurchase agreements	$1,911,218	$514,082	$2,425,300
Derivative agreements	605	671	1,276
FHLB advances	184,488	102,210	286,698
Total fair value	2,096,311	616,963	2,713,274
Accrued interest on pledged agency RMBS	5,892	1,775	7,667
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,102,203	$618,738	$2,720,941
The following table summarizes our agency RMBS pledged as collateral under repurchase agreements and FHLB advances, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,276,021	$1,281,442	$3,734	$672,749	$681,287	$1,887
31 - 59 days	901,196	905,110	2,613	1,061,202	1,074,283	3,030
60 - 90 days	344,610	344,709	991	496,562	500,517	1,363
Greater than 90 days	1,037,809	1,043,384	3,023	481,485	488,344	1,384
Total	$3,559,636	$3,574,645	$10,361	$2,711,998	$2,744,431	$7,664

As of September 30, 2017 and December 31, 2016, none of our repurchase agreement borrowings backed by agency RMBS were due on demand or mature overnight. All of our FHLB advances backed by agency RMBS matured during the first quarter of 2017. As a result, we had no outstanding secured FHLB advances as of September 30, 2017.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$146,871	$8,529	$(114)	$138,456	$(14,525)	$152,981	3.60%	5.48%
CRT	295,962	14,653	(92)	281,401	14,667	266,734	5.31%	5.35%
Alt-A	319,082	52,123	(893)	267,852	(117,459)	385,311	2.49%	8.49%
Option-ARM	99,550	12,634	—	86,916	(22,919)	109,835	1.51%	6.17%
Subprime	15,879	1,030	—	14,849	(730)	15,579	5.27%	5.97%
CMBS	18,803	476	—	18,327	(173)	18,500	5.68%	6.03%
Total	$896,147	$89,445	$(1,099)	$807,801	$(141,139)	$948,940	3.48%	6.53%
————————

(1)	Coupon rates are floating, except for $13.2 million, $19.6 million and $13.4 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of September 30, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.
The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$325,597	$279,836	2.80%	8.15%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	395,793	361,789	4.13%	5.91%	487,540	455,263	2.27%	6.72%
> 7 years	174,757	166,176	3.46%	5.14%	316,422	301,565	4.10%	6.28%
Total	$896,147	$807,801	3.48%	6.53%	$1,134,469	$1,079,363	3.00%	6.31%

Our Prime non-agency RMBS include investments in securitization trusts collateralized by prime mortgage loans, which are residential mortgage loans that are considered to have been originated with relatively stringent underwriting standards at the time of origination. Our Prime securities collateralized by loans that were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices, had a combined fair value of $128.6 million as of September 30, 2017. As a result, there is still material credit risk embedded in these loan origination vintages. As of September 30, 2017, Prime securities also include $18.3 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of September 30, 2017, our Prime securities have both fixed and floating rate coupons ranging from 1.8% to 6.5%, and have underlying collateral with weighted average coupons ranging from 3.4% to 5.2%.

Our CRT securities reference the performance of loans underlying agency RMBS issued by Fannie Mae and Freddie Mac which were subject to their underwriting standards. As of September 30, 2017, our CRT securities have fixed and floating rate coupons ranging from 1.3% to 7.6%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.3%. The loans underlying our CRT securities were originated between 2012 and 2017.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of September 30, 2017, our Alt-A securities have both fixed and floating rate coupons ranging from 1.3% to 6.5% with weighted average coupons of underlying collateral ranging from 3.5% to 5.9%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of September 30, 2017, our Option-ARM securities have coupons ranging from 1.4% to 2.0% and have underlying collateral with weighted average coupons between 3.4% and 4.4%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS include investments in securitization trusts collateralized by residential mortgages originated during or before 2005 that were originally considered to be of lower credit quality. As of September 30, 2017, our Subprime securities have a fair value of $15.9 million with fixed and floating rate coupons ranging from 5.0% to 5.6% and have underlying collateral with weighted-average coupons ranging from 5.6% to 5.9%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of September 30, 2017, our CMBS securities have a fair market value of $18.8 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a coupon of 4.5%.

More than 94% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of September 30, 2017.
Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from non-agency securities sold	$48,005	$23,680	$488,872	$571,210
Decrease in receivable for securities sold	(5,119)	—	—	(2,565)
Less: non-agency securities sold, at cost	(42,491)	(22,924)	(461,282)	(565,880)
Realized gain on non-agency securities, net	$395	$756	$27,590	$2,765

Gross realized gain on sale of non-agency securities	$587	$756	$27,940	$8,521
Gross realized loss on sale of non-agency securities	(192)	—	(350)	(5,756)
Realized gain on non-agency securities, net	$395	$756	$27,590	$2,765

Pledged Assets
Non-agency securities with a fair value of $0.7 billion and $1.0 billion were pledged as collateral under financing arrangements as of September 30, 2017 and December 31, 2016, respectively, none of which were due on demand or mature overnight.

The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$616,892	$554,560	$811	$859,046	$814,457	$1,142
31 - 59 days	60,828	49,262	119	109,057	103,483	83
60 - 90 days	44,027	40,330	112	51,731	49,043	136
Total	$721,747	$644,152	$1,042	$1,019,834	$966,983	$1,361

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

The total purchase price for all properties acquired has been allocated to tangible and intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies. The following table summarizes our real estate investments net of accumulated depreciation as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Buildings and improvements	$233,408	$78,387
Furniture, fixtures and equipment	14,421	4,687
Less: accumulated depreciation	(5,590)	(1,294)
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	242,239	81,780
Land	16,641	5,646
Goodwill	5,840	5,840
Working capital (1)	17,017	9,602
Total real estate assets	$281,737	$102,868
————————

(1)
Working capital primarily includes $14.4 million and $6.6 million of cash and cash equivalents and $2.1 million and $0.5 million of rent receivable recorded in other assets on the consolidated balances sheets as of September 30, 2017 and December 31, 2016, respectfully.

Notes Payable

CHI finances its real estate investments primarily through secured debt. As of September 30, 2017, CHI had floating rate debt with a principal amount of $83.4 million, a weighted average maturity of 0.4 years and a weighted average interest rate of 4.76% and fixed rate debt with a principal amount of $105.0 million, a weighted average maturity of 23.1 years and an interest rate of 4.25%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs. As of December 31, 2016, CHI had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and an interest rate of 4.58%.

The following is a summary of our notes payable activity for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Beginning balance	$66,527	$—
Debt issued and assumed, net of deferred financing costs (1)	120,108	50,250
Amortization of deferred financing costs	689	(909)
Principal repayments	(820)	(120)
Ending balance	$186,504	$49,221
————————

(1)	Includes $76.0 million of notes payable assumed through acquisitions of our portfolio of skilled nursing facilities in Virginia.

Our notes payable of $188 million, excluding deferred financing costs, had a fair value of approximately $189 million as of September 30, 2017.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Lease income	$5,708	$1,326	$12,576	$1,992
Rental income	1,963	1,098	4,164	1,346
Healthcare real estate income	7,671	2,424	16,740	3,338

Interest expense	2,354	708	5,414	1,002
Depreciation	1,995	493	4,292	704
Transaction expenses	—	223	—	761
Tenant expenses	1,295	650	2,852	710
Other	58	—	170	—
Healthcare real estate expense	5,702	2,074	12,728	3,177
Net healthcare investment income	$1,969	$350	$4,012	$161

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

At September 30, 2017, future minimum lease payments receivable are as follows (dollars in thousands):

September 30, 2017
2017	$5,008
2018	20,345
2019	20,764
2020	21,191
2021	21,627
Thereafter	215,306
Total	$304,241
Note 7. Repurchase Agreements and Federal Home Loan Bank Advances

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions and the terms and conditions are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2017 and December 31, 2016, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of September 30, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,272,499	1.41%	128	$2,215,151	1.00%	159
Non-agency securities	535,381	2.62%	24	755,665	2.23%	23
Total repurchase agreements	$3,807,880	1.58%	113	$2,970,816	1.31%	125
The following table summarizes our borrowings under repurchase arrangements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,692,682	1.67%	17	$1,304,341	1.52%	15
> 1 to ≤ 2 months	912,853	1.48%	41	830,099	1.16%	41
> 2 to ≤ 3 months	364,005	1.46%	78	508,047	1.07%	78
> 3 to ≤ 6 months	280,402	1.36%	129	63,329	0.93%	114
> 6 to ≤ 12 months	292,938	1.57%	348	—	N/A	N/A
> 12 months	265,000	1.75%	750	265,000	1.32%	1023
Total repurchase agreements	$3,807,880	1.58%	113	$2,970,816	1.31%	125
We had repurchase agreements with 33 and 32 financial institutions as of September 30, 2017 and December 31, 2016, respectively. Less than 4% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 17% of our stockholders' equity at risk as of September 30, 2017.

We had agency RMBS with fair values of $3.6 billion and $2.4 billion pledged as collateral against repurchase agreements as of September 30, 2017 and December 31, 2016, respectively. We had non-agency securities with fair values of $0.7 billion and $1.0 billion pledged as collateral against repurchase agreements as of September 30, 2017 and December 31, 2016, respectively.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Derivative assets:
Interest rate swaps	$5,229	$26,766
Interest rate swaptions	6,437	1,467
TBA securities	1,192	815
Derivative assets, at fair value	$12,858	$29,048

Derivative liabilities:
Interest rate swaps	$415	$4,475
TBA securities	5,623	19,304
Credit default swaps	3,363	4,041
Derivative liabilities, at fair value	$9,401	$27,820

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017			2016
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(1,361)	$3,620	$316	$(2,041)	$(42,346)	$55,127
Interest rate swaptions	—	—	(1,008)	—	—	(79)
TBA securities	—	19,349	(3,375)	—	8,694	(3,362)
Short sales of U.S. Treasuries	—	(4,274)	849	—	(811)	(53)
Credit default swaps	—	(473)	323	—	(484)	(800)
Other	—	—	—	—	(5,536)	7,730
Total	$(1,361)	$18,222	$(2,895)	$(2,041)	$(40,483)	$58,563

	For the Nine Months Ended September 30,
	2017			2016
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(6,302)	$18,071	$(19,433)	$(8,402)	$(80,696)	$34,486
Interest rate swaptions	—	—	(1,571)	—	(1,307)	(145)
TBA securities	—	26,236	14,058	—	16,943	3,649
Short sales of U.S. Treasuries	—	(18,448)	(10,653)	—	(13,284)	(1,782)
Credit default swaps	—	(986)	140	—	(979)	(2,219)
Other	—	261	7	—	(7,456)	(996)
Total	$(6,302)	$25,134	$(17,452)	$(8,402)	$(86,779)	$32,993

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities for the nine months ended September 30, 2017 and 2016 (in thousands):

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2017 Notional Amount
Interest rate swaps	$2,975,000	845,000	(265,000)	$3,555,000
Interest rate swaptions	$150,000	200,000	—	$350,000
TBA securities	$886,042	20,265,507	(19,280,094)	$1,871,455
U.S. Treasuries	$21,000	22,500	(43,500)	$—
Short sales of U.S. Treasuries	$(511,000)	1,426,000	(1,674,200)	$(759,200)
Credit default swaps	$49,000	—	(500)	$48,500

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	September 30, 2016 Notional Amount
Interest rate swaps	$2,290,000	960,000	(1,150,000)	$2,100,000
Interest rate swaptions	$250,000	—	(100,000)	$150,000
TBA securities	$59,878	13,519,642	(12,416,268)	$1,163,252
U.S. Treasuries	$—	295,000	(290,000)	$5,000
U.S. Treasury futures	$(350,000)	1,000,000	(950,000)	$(300,000)
Short sales of U.S. Treasuries	$(269,000)	929,000	(826,000)	$(166,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$40,128	—	(5,710)	$34,418
Credit default swaps	$49,500	—	(500)	$49,000
Interest Rate Swap Agreements
As of September 30, 2017 and December 31, 2016, our derivative portfolio included interest rate swaps, which are used to manage the interest rate risk. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of September 30, 2017 and December 31, 2016, we had interest rate swap agreements summarized in the tables below (dollars in thousands).

	September 30, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Current Maturity Date for Interest Rate Swaps (1)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,725,000	1.14%	1.32%	1.3	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	835,000	1.73%	1.32%	4.3	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	350,000	1.78%	1.31%	6.0	510,000	1.78%	0.89%	5.8
> 7 years	645,000	2.24%	1.31%	10.1	125,000	2.08%	0.91%	9.7
Total	$3,555,000	1.54%	1.31%	4.0	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.3 billion and $0.2 billion with deferred start dates averaging 0.3 years and 0.2 years from September 30, 2017 and December 31, 2016, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.48% and 1.35% as of September 30, 2017 and December 31, 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,734	$—	0.1	$100,000	3.21%	5.0
>12 to ≤ 24 months	2,083	1,768	1.7	75,000	2.73%	10.0
> 24 months	7,951	4,669	3.7	175,000	2.87%	8.9
Total / weighted average	$12,768	$6,437	2.3	$350,000	2.94%	8.0

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7
TBA Securities
As of September 30, 2017 and December 31, 2016, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	September 30, 2017		December 31, 2016
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets:
Purchase of TBA securities	$145,410	$1,190	$410,300	$815
Sale of TBA securities	(1,200)	2	(1,000)	—
Total TBA assets	144,210	1,192	409,300	815

TBA liabilities:
Purchase of TBA securities	1,727,244	(5,623)	678,542	(18,636)
Sale of TBA securities	—	—	(201,800)	(668)
Total TBA liabilities	1,727,244	(5,623)	476,742	(19,304)
Total net TBA	$1,871,454	$(4,431)	$886,042	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to mitigate our exposure to changes in interest rates.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $0.8 billion and $0.5 billion as of September 30, 2017 and December 31, 2016, respectively. The borrowed securities were collateralized by cash payments of $0.8 billion and $0.5 billion as of September 30, 2017 and December 31, 2016, respectively, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We may invest in credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of September 30, 2017, we had credit default swaps with a notional amount of $48.5 million and a liability fair value of $3.4 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of September 30, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of September 30, 2017.

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

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
September 30, 2017
Interest rate swaps and swaptions (2)	$11,666	$—	$11,666	$(331)	$(3,579)	$7,756
TBA	1,192	—	1,192	(1,192)	—	—
Receivable under reverse repurchase agreements	761,779	—	761,779	(683,843)	(77,568)	368
Total	$774,637	$—	$774,637	$(685,366)	$(81,147)	$8,124

December 31, 2016
Interest rate swaps and swaptions (2)	$28,233	$—	$28,233	$(4,475)	$(9,165)	$14,593
TBA	815	—	815	(815)	—	—
Receivable under reverse repurchase agreements	487,469	—	487,469	(366,950)	(120,519)	—
Total	$516,517	$—	$516,517	$(372,240)	$(129,684)	$14,593
Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
September 30, 2017
Interest rate swaps (2)	$415	$—	$415	$(331)	$(84)	$—
TBA	5,623	—	5,623	(1,192)	(4,431)	—
Repurchase agreements	3,807,880	—	3,807,880	(683,843)	(3,124,037)	—
Total	$3,813,918	$—	$3,813,918	$(685,366)	$(3,128,552)	$—

December 31, 2016
Interest rate swaps (2)	$4,475	$—	$4,475	$(4,475)	$—	$—
TBA	19,304	—	19,304	(815)	(18,489)	—
Repurchase agreements	2,970,816	—	2,970,816	(366,950)	(2,603,866)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,268,295	$—	$3,268,295	$(372,240)	$(2,896,055)	$—
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

The following tables present our financial instruments carried at fair value as of September 30, 2017 and December 31, 2016, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,686,634	$—	$3,686,634
Non-agency securities	—	896,147	—	896,147
Derivative assets	—	12,858	—	12,858
Total	$—	$4,595,639	$—	$4,595,639

Liabilities
Derivative liabilities	$—	$9,401	$—	$9,401
Obligation to return securities borrowed under reverse repurchase agreements	751,234	—	—	751,234
Total	$751,234	$9,401	$—	$760,635

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,803,168	$—	$2,803,168
Non-agency securities	—	1,134,469	—	1,134,469
U.S. Treasury securities	20,209	—	—	20,209
Derivative assets	—	29,048	—	29,048
MSR assets	—	—	49,776	49,776
Total	$20,209	$3,966,685	$49,776	$4,036,670

Liabilities
Derivative liabilities	$—	$27,820	$—	$27,820
Obligation to return securities borrowed under reverse repurchase agreements	474,935	—	—	474,935
Total	$474,935	$27,820	$—	$502,755
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of September 30, 2017.
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
The following table presents a summary of the changes in fair value for Level 3 assets carried at fair value for the nine months ended September 30, 2017 and 2016 (in thousands):

Purchased MSR
Balance as of December 31, 2016	$49,776
Losses included in net income:
Realized losses (1)	(1,089)
Total net losses included in net income	(1,089)
Dispositions	(48,687)
Balance as of September 30, 2017	$—

Purchased MSR
Balance as of December 31, 2015	$70,857
Losses included in net income:
Realized losses (1)	(7,569)
Unrealized losses (1)	(12,753)
Total net losses included in net income	(20,322)
Balance as of September 30, 2016	$50,535
————————

(1)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

Note 11. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a mortgage servicer based in Fort Worth, Texas. During the nine months ended September 30, 2017 RCS sold its remaining MSR and is now engaged in winding down its remaining operations. The following table summarizes activity related to MSR accounted for as purchases during the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Beginning balance	$49,776	$70,857
Reductions from sales of MSR	(48,687)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	—	(12,753)
Other changes in fair value (1)	(1,089)	(7,569)
Ending balance	$—	$50,535
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Servicing fee income	$—	$3,799	$2,620	$14,252
Incentive, ancillary and other income	4	105	17	3,467
Servicing income	4	3,904	2,637	17,719

Employee compensation and benefit costs	732	1,365	3,365	15,532
Facility costs	94	348	378	2,474
Realization of cash flows from MSR	—	2,848	1,089	7,569
Other servicing costs	339	1,833	3,233	8,673
Servicing expense	1,165	6,394	8,065	34,248

Net servicing loss	$(1,161)	$(2,490)	$(5,428)	$(16,529)
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
Note 12. Other Assets
The following table summarizes our other assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Servicing advances	$316	$9,151
FHLB membership stock	—	11,489
Prepaid expenses	1,559	1,291
Accounts receivable	6,369	4,031
Goodwill	5,840	5,840
Other	5,301	7,376
Total other assets	$19,385	$39,178
Note 13. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash collateral held	$3,612	$10,807
Due to manager	1,405	1,747
Accrued interest	9,980	6,590
Other accounts payable and accrued expenses	11,359	11,732
Total accounts payable and other accrued liabilities	$26,356	$30,876

Note 14. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of September 30, 2017, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2017, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. In October 2017, the Board of Directors authorized an extension of the Company’s existing stock repurchase plan through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the new stock repurchase plan only when the repurchase price is less than its estimate of its then current net book value per common share. The total amount of $100 million remains authorized and available for common stock repurchases as of September 30, 2017.

Long-Term Incentive Plan

The Company sponsors the MTGE Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors. We did not issue any shares of common stock related to the vesting of RSU awards during the three and nine months ended September 30, 2017. We issued 38,314 shares of common stock to our independent directors and 136,979 shares of common stock to members of RCS management related to the vesting of RSU awards during the year ended December 31, 2016. We have made no awards under the plan to our officers or the officers or employees of our Manager, and no longer intend to issue RSUs to RCS employees.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of September 30, 2017, we have not issued any shares under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2017. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
The fixed income markets were relatively stable throughout the first three quarters of 2017 as interest rate volatility remained extremely low. In this environment, investors continued to favor higher risk assets, as evidenced by the strong performance of U.S. equities and spreads tightening on a wide range of credit-sensitive fixed income assets. In contrast, the spread between agency RMBS and other hedge instruments such as U.S. Treasuries and swaps widened throughout much of the period until the Federal Reserve announced on September 20, 2017 that, commencing in October 2017, it would begin to taper its reinvestment of proceeds from its bond portfolio. Following the Fed's announcement, agency RMBS spreads tightened meaningfully, outperforming interest rate hedges, benefiting our net asset value and confirming our thesis that the Agency RMBS market had already priced in reduced Fed support. Consistent with the improved return expectations on agency RMBS, we increased our capital allocation to agency RMBS to 61% as of September 30, 2017, from 52% as of December 31, 2016 and increased our agency RMBS leverage to 8.5x as of September 30, 2017 from 6.9x as of December 31, 2016.
    Our non-agency securities performed very well during the first three quarters of 2017, driven primarily by favorable U.S. residential housing market fundamentals and significant demand from global investors In response to improved valuations and the corresponding downward revision to projected returns, and we sold a subset of our non-agency securities and re-allocated the capital to more attractive investment classes, primarily in the health care real estate sector. As such, the percentage of capital allocated to non-agency investments declined to 30% as of September 30, 2017 from 41% as of December 31, 2016.
The strong performance of both agency and non-agency RMBS increased our net book value to $20.61 per common share as of September 30, 2017 from $20.00 per common share as of June 30, 2017, an increase of 3.1% for the quarter. In addition, significant fair value gains on non-agency securities during the first half of the year helped drive a 7.5% increase in our net book value as of September 30, 2017 from $19.17 per common share as of December 31, 2016. Combining the $1.44 per common share increase in net asset value with the $1.35 of dividends paid per common share, MTGE generated an economic return on tangible common equity of 14.6% for the first three quarters of the year.
The Federal Reserve increased the federal funds rate by 50 basis points during the first three quarters of the year, while the yield on the 10-year U.S. Treasury declined by 10 basis points. This yield curve flattening and our reduced capital allocation to non-agency securities led to a reduction in net interest margin to 1.76% for the third quarter of 2017, from 2.13% for the fourth quarter of 2016, inclusive of our TBA position and excluding "catch-up" premium amortization due to changes in our constant prepayment rate forecasts.
Within the healthcare sector, skilled nursing and senior living facilities continue to benefit from favorable demographic trends, including, among other things, the substantial projected growth in healthcare-related spending stemming from the rapid growth in the U.S. population aged 75 years or older, which is expected to increase 45% over the next ten years. This growth in the elderly population, coupled with the already high utilization rates at these facilities, provides a strong foundation for this sector. In addition, investments in these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) has completed healthcare real estate acquisitions with a combined asset value of $282 million, representing $93 million of equity capital, from inception through September 30, 2017.
Funding dynamics remained favorable during the first three quarters of 2017, although funding costs increased following the March 15 and June 14, 2017 Federal Funds rate increases. These increases, however, were partially mitigated by corresponding increases in the variable rate received on our interest rate swaps, which had the effect of reducing overall costs associated with our pay fixed swaps.
Our interest rate hedges totaled 81% of our funding liabilities and net TBA position as of September 30, 2017, compared to the 86% as of December 31, 2016. Our net duration gap, which is a measure of the mismatch between the interest rate sensitivity of our assets and the interest rate sensitivity of our liabilities and hedges, was 0.9 years as of September 30, 2017, compared to 1.1 years as of December 31, 2016. Given the likelihood of further Fed Funds rate increases, we expect to maintain a relatively high interest rate hedge ratio and a modest duration gap over the near to intermediate term. The composition of our hedging portfolio impacts our net spread and dollar roll income (a non-GAAP measure), as this measure includes net interest paid or received on our current pay interest rate swaps but excludes the impact of other supplemental hedges such as short treasury or futures positions, fees paid or received for terminated swaps and forward starting swaps. Please refer to Results of Operations for further discussion of non-GAAP measures.
Our mortgage servicing subsidiary, Residential Credit Solutions, Inc. (“RCS”), sold its portfolio of MSR and recorded $2.6 million in servicing revenues and $8.1 million in servicing expenses during the first three quarters of 2017. Following the sale of RCS’ MSR holdings, we commenced winding down the operations of RCS.

Looking ahead, we believe strong underlying fundamentals in the U.S. conforming housing market, such as low unemployment levels, low mortgage rates, expanding credit availability, and favorable demographics, will benefit our non-agency investment portfolio. Additionally, we expect MTGE’s investments in senior living and skilled nursing facilities to generate attractive risk adjusted returns. Further, these investments, which are funded with fixed rate long-term debt from the GSEs and HUD, provide stable cash flows through long-term lease arrangements. Finally, agency RMBS investments appear attractively priced relative to other fixed income instruments, as previous uncertainty surrounding the Federal Reserve’s tapering decision hindered agency RMBS valuations. Collectively, we believe these asset classes provide compelling opportunities to generate attractive risk-adjusted returns for our shareholders.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since September 30, 2016:

Interest Rate / Security (1)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
LIBOR:
1-Month	1.23%	1.22%	0.98%	0.77%	0.53%
3-Month	1.33%	1.30%	1.15%	1.00%	0.85%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.48%	1.38%	1.26%	1.20%	0.76%
5-Year U.S. Treasury	1.93%	1.89%	1.93%	1.92%	1.15%
10-Year U.S. Treasury	2.33%	2.30%	2.39%	2.43%	1.61%
Interest Rate Swap Rates:
2-Year Swap Rate	1.73%	1.61%	1.62%	1.46%	1.01%
5-Year Swap Rate	2.00%	1.95%	2.06%	1.96%	1.18%
10-Year Swap Rate	2.28%	2.27%	2.39%	2.32%	1.46%
30-Year Fixed Rate Agency Price:
3.5%	$103.09	$102.70	$102.29	$102.50	$105.53
4.0%	$105.27	$105.12	$104.90	$105.13	$107.41
4.5%	$107.33	$107.27	$107.24	$107.51	$109.52
15-Year Fixed Rate Agency Price:
2.5%	$100.69	$100.53	$100.03	$100.20	$103.56
3.0%	$102.75	$102.64	$102.51	$102.62	$104.99
3.5%	$104.14	$104.06	$104.06	$104.17	$105.41
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
30-Year Lower Loan Balance (3):
3.0%	$0.45	$0.41	$0.38	$0.23	$0.72
3.5%	$0.89	$0.83	$0.72	$0.72	$1.91
4.0%	$1.69	$1.47	$1.20	$1.08	$2.78
30-Year HARP (4):
3.5%	$0.16	$0.16	$0.16	$0.16	$0.56
4.0%	$0.50	$0.50	$0.47	$0.44	$1.19
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Share Repurchases
Under our stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. In October 2017, the Board of Directors authorized an extension of the Company’s existing stock repurchase plan through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to only repurchase shares under the stock repurchase plan when the repurchase price is less than its estimate of its then current net asset value per common share.

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

We have not designated any derivatives as hedging instruments and therefore all changes in fair value are reflected in income during the period in which they occur. We also have elected the option to account for all of our financial assets at fair value, with changes in fair value reflected in income during the period in which they occur. In management's view, this election more appropriately reflects the results of our operations, as financial asset fair value changes are presented in a manner consistent with the presentation and timing of the fair value changes of economic hedging instruments.

FINANCIAL CONDITION
As of September 30, 2017, our investment portfolio with a notional fair value of $6.8 billion was comprised of $3.7 billion of agency RMBS, $1.9 billion of net long TBA securities, $0.9 billion of non-agency securities and $0.3 billion of healthcare real estate investments.

	September 30, 2017	December 31, 2016
Securities investments:
Agency RMBS	$3,686,634	$2,803,168
TBA notional fair value	1,913,796	900,316
Non-agency securities	896,147	1,134,469
Total securities investments	$6,496,577	$4,837,953
Agency RMBS and non-agency securities funding	$3,807,880	$3,244,516
At risk securities leverage	6.3x	4.8x

Healthcare real estate assets	$281,737	$102,868
Notes payable, net of deferred financing costs	$186,504	$66,527
Healthcare leverage	2.0x	1.9x

Total assets	$5,824,664	$4,797,155
Total liabilities	$4,825,150	$3,864,110
Total stockholders' equity	$998,988	$932,730
Net asset value per common share	$20.61	$19.17
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,503,424	$2,514,974	$2,391,223	3.63%	2.76%
Freddie Mac	1,183,210	1,187,245	1,123,276	3.74%	2.89%
Agency RMBS total	3,686,634	3,702,219	3,514,499	3.66%	2.80%
Non-agency securities	896,147	807,801	948,940	3.48%	6.53%
Total	$4,582,781	$4,510,020	$4,463,439	3.63%	3.47%

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,177,517	$2,201,824	$2,103,244	3.49%	2.71%
Freddie Mac	625,651	634,740	600,640	3.60%	2.69%
Agency RMBS total	2,803,168	2,836,564	2,703,884	3.52%	2.71%
Non-agency securities	1,134,469	1,079,363	1,265,040	3.00%	6.31%
Total	$3,937,637	$3,915,927	$3,968,924	3.35%	3.70%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.5% and 8.1% as of September 30, 2017 and December 31, 2016, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased slightly from December 31, 2016 to September 30, 2017. The increase in average agency yield was due primarily to an increased allocation to 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of September 30, 2017 (dollars in thousands):

	September 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$32,926	$32,664	$32,643	2.43%	8.8%
3.0%	179,257	179,260	174,133	2.16%	9.6%
3.5%	150,162	149,887	143,568	2.29%	10.9%
4.0%	100,069	100,489	95,194	2.17%	11.5%
4.5%	8,417	8,430	7,968	2.58%	10.9%
≤ 15-year total	470,831	470,730	453,506	2.23%	10.4%
20-year
3.0%	57,540	57,843	56,240	2.34%	10.9%
3.5%	71,734	70,641	68,636	2.82%	10.4%
5.0%	1,293	1,291	1,185	2.20%	18.5%
20-year total	130,567	129,775	126,061	2.60%	10.7%
30-year
3.0%	11,181	11,031	11,138	3.12%	6.9%
3.5%	1,414,588	1,430,617	1,361,900	2.78%	7.1%
4.0%	1,505,317	1,508,179	1,415,098	3.01%	8.5%
4.5%	57,552	57,394	52,679	3.09%	8.5%
30-year total	2,988,638	3,007,221	2,840,815	2.90%	7.8%
Pass through agency RMBS	3,590,036	3,607,726	3,420,382	2.80%	8.3%
Agency CMO	15,169	15,170	13,795	2.78%	7.2%
Total fixed-rate agency RMBS	3,605,205	3,622,896	3,434,177	2.80%	8.3%
Adjustable rate agency RMBS	81,429	79,323	80,322	2.86%	19.6%
Total agency RMBS	$3,686,634	$3,702,219	$3,514,499	2.80%	8.5%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$38,679	$38,453	$38,430	2.44%	8.5%
3.0%	170,483	170,760	165,600	2.13%	9.3%
3.5%	145,474	145,449	138,882	2.27%	9.8%
4.0%	121,946	121,772	114,950	2.18%	11.0%
4.5%	10,182	10,176	9,584	2.60%	10.6%
≤ 15-year total	486,764	486,610	467,446	2.22%	9.8%
20-year
3.0%	63,143	64,046	62,174	2.34%	9.9%
3.5%	82,399	81,492	79,101	2.84%	9.6%
5.0%	1,532	1,544	1,409	2.23%	16.7%
20-year total	147,074	147,082	142,684	2.62%	9.8%
30-year
3.0%	198,782	197,946	199,809	3.11%	5.1%
3.5%	1,228,590	1,256,364	1,191,142	2.72%	7.2%
4.0%	579,557	587,998	547,289	2.92%	7.6%
4.5%	53,590	53,938	49,339	3.12%	7.6%
30-year total	2,060,519	2,096,246	1,987,579	2.82%	7.1%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	2.71%	8.1%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 78% (not including our net long TBA position) as of September 30, 2017 as detailed in the following table (dollars in thousands):

	September 30, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$615,716	$619,487	$591,931	3.56%	2.81%	8.0%
Lower loan balance (2)	2,181,759	2,197,127	2,074,340	3.70%	2.73%	8.1%
Other	792,561	791,112	754,111	3.79%	2.99%	9.0%
Pass through agency RMBS	3,590,036	3,607,726	3,420,382	3.69%	2.80%	8.3%
Agency CMO	15,169	15,170	13,795	3.06%	2.78%	7.2%
Total fixed-rate agency RMBS	3,605,205	3,622,896	3,434,177	3.69%	2.80%	8.3%
Adjustable rate agency RMBS	81,429	79,323	80,322	2.55%	2.86%	19.6%
Total agency RMBS	$3,686,634	$3,702,219	$3,514,499	3.66%	2.80%	8.5%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 128% for 15-year and 30-year securities, respectively, as of September 30, 2017. Includes $371.5 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,952 and $105,598 for 15-year and 30-year securities, respectively, as of September 30, 2017.

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

(2)	Our lower loan balance securities had a weighted average original loan balance of $98,966 and $95,296 for 15-year and 30-year securities, respectively, as of December 31, 2016.

TBA Investments

The following tables summarize our net long and (short) TBA positions as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$167,500	$168,825	$168,362	$(463)
3.0%	164,329	169,021	168,762	(259)
3.5%	(1,200)	(1,252)	(1,250)	2
Subtotal	330,629	336,594	335,874	(720)
30-Year
3.0%	562,160	567,428	563,711	(3,717)
3.5%	712,538	734,440	733,777	(663)
4.0%	245,410	257,485	258,199	714
4.5%	20,717	22,280	22,235	(45)
Subtotal	1,540,825	1,581,633	1,577,922	(3,711)
Portfolio total	$1,871,454	$1,918,227	$1,913,796	$(4,431)

	December 31, 2016
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$250,695	$248,357	$(2,338)
3.0%	31,952	32,953	32,760	(193)
Subtotal	279,929	283,648	281,117	(2,531)
30-Year
3.0%	378,200	391,402	375,714	(15,688)
3.5%	(133,828)	(136,618)	(137,253)	(635)
4.0%	340,623	357,640	358,037	397
4.5%	21,117	22,733	22,701	(32)
Subtotal	606,112	635,157	619,199	(15,958)
Portfolio total	$886,041	$918,805	$900,316	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Notional market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2017, our net long TBA position had a notional market value of $1.9 billion and a net carrying value of $(4.4) million reported in derivative assets/(liabilities) on our consolidated balance sheets.

Non-Agency Investments
Non-agency security yields are based on our estimates of the timing and amount of future cash flows and our amortized cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.
The following tables summarize our non-agency securities portfolio as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$146,871	$8,529	$(114)	$138,456	$(14,525)	$152,981	3.60%	5.48%
CRT	295,962	14,653	(92)	281,401	14,667	266,734	5.31%	5.35%
Alt-A	319,082	52,123	(893)	267,852	(117,459)	385,311	2.49%	8.49%
Option-ARM	99,550	12,634	—	86,916	(22,919)	109,835	1.51%	6.17%
Subprime	15,879	1,030	—	14,849	(730)	15,579	5.27%	5.97%
CMBS	18,803	476	—	18,327	(173)	18,500	5.68%	6.03%
Total	$896,147	$89,445	$(1,099)	$807,801	$(141,139)	$948,940	3.48%	6.53%
————————

(1)	Coupon rates are floating except for $13.2 million, $19.6 million and $13.4 million fair value of fixed-rate prime, Alt-A, and subprime non-agency securities, respectively, as of September 30, 2017.

December 31, 2016
	Fair Value	Gross Unrealized		Amortized Cost	Discount	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$181,267	$5,945	$(2,402)	$177,724	$(17,672)	$195,396	3.18%	5.61%
CRT	317,532	18,029	(1,012)	300,515	2,362	298,153	5.26%	6.37%
Alt-A	345,586	33,702	(3,330)	315,214	(130,714)	445,928	2.05%	7.58%
Option-ARM	180,169	8,075	(4,357)	176,451	(38,787)	215,238	1.00%	5.64%
Subprime	92,195	781	(252)	91,666	(659)	92,325	4.05%	4.38%
CMBS	17,720	—	(73)	17,793	(207)	18,000	5.65%	6.02%
Total	$1,134,469	$66,532	$(11,426)	$1,079,363	$(185,677)	$1,265,040	3.00%	6.31%
————————

(1)	Coupon rates are floating, except for $11.8 million, $22.3 million and $57.5 million fair value of fixed-rate prime, Alt-A and subprime non-agency securities, respectively, as of December 31, 2016.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$325,597	$279,836	2.80%	8.15%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	395,793	361,789	4.13%	5.91%	487,540	455,263	2.27%	6.72%
> 7 years	174,757	166,176	3.46%	5.14%	316,422	301,565	4.10%	6.28%
Total	$896,147	$807,801	3.48%	6.53%	$1,134,469	$1,079,363	3.00%	6.31%

Our non-agency securities are subject to risk of loss of principal and interest payments. As of September 30, 2017, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. The following table summarizes the credit ratings of our non-agency securities as of September 30, 2017 and December 31, 2016:

Credit Rating (1)	September 30, 2017	December 31, 2016
AA	1%	1%
A	1%	1%
BBB	4%	2%
BB	12%	10%
B	19%	18%
Below B	31%	35%
Not Rated	32%	33%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 75% and 77% as of September 30, 2017 and December 31, 2016, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of September 30, 2017 and December 31, 2016, 8% and 13%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 4% and 9% as of September 30, 2017 and December 31, 2016, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of September 30, 2017 and December 31, 2016 (fair value dollars in thousands):

September 30, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$146,871	$85.51	133	71%	739	7%	20%
CRT	295,962	101.62	32	76%	755	—%	10%
Alt-A	319,082	65.62	142	76%	709	12%	17%
Option-ARM	99,550	73.78	137	76%	702	17%	12%
Subprime	15,879	94.12	153	78%	615	17%	10%
CMBS	18,803	98.92	11	55%	NA	—%	—%
Total	$896,147	$81.99	101	75%	712	8%	14%

December 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$181,267	$86.19	124	71%	738	7%	23%
CRT	317,532	100.34	27	75%	755	—%	22%
Alt-A	345,586	65.95	134	76%	710	13%	17%
Option-ARM	180,169	76.67	128	76%	705	18%	9%
Subprime	92,195	99.17	122	100%	587	57%	13%
CMBS	17,720	98.84	2	55%	NA	—%	—%
Total	$1,134,469	$81.88	98	77%	705	13%	18%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
California	35%	36%
Florida	7%	8%
New York	5%	5%
Virginia	4%	4%
Maryland	4%	4%
Total	55%	57%

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

As of September 30, 2017, CHI had real estate investments net of accumulated depreciation of $281.7 million which are financed through secured debt. As of September 30, 2017, CHI had floating rate debt with a principal amount of $83.4 million, a weighted average maturity of 0.4 years and a weighted average interest rate of 4.76% and fixed rate debt with a principal amount of $105.0 million, a weighted average maturity of 23.1 years and a weighted average interest rate of 4.25%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs.

Financing and Hedging
As of September 30, 2017 and December 31, 2016, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,272,499	1.41%	128	$2,215,151	1.00%	159
Non-agency securities	535,381	2.62%	24	755,665	2.23%	23
Total repurchase agreements	$3,807,880	1.58%	113	$2,970,816	1.31%	125

The following table summarizes our borrowings under repurchase arrangements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,692,682	1.67%	17	$1,304,341	1.52%	15
> 1 to ≤ 2 months	912,853	1.48%	41	830,099	1.16%	41
> 2 to ≤ 3 months	364,005	1.46%	78	508,047	1.07%	78
> 3 to ≤ 6 months	280,402	1.36%	129	63,329	0.93%	114
> 6 to ≤ 12 months	292,938	1.57%	348	—	N/A	N/A
> 12 months	265,000	1.75%	750	265,000	1.32%	1023
Total repurchase agreements	$3,807,880	1.58%	113	$2,970,816	1.31%	125

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.

The following table summarizes our interest rate swap agreements outstanding as of September 30, 2017 and December 31, 2016, (dollars in thousands):

Current Maturity Date for Interest Rate Swaps (1)	September 30, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,725,000	1.14%	1.32%	1.3	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	835,000	1.73%	1.32%	4.3	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	350,000	1.78%	1.31%	6.0	510,000	1.78%	0.89%	5.8
> 7 years	645,000	2.24%	1.31%	10.1	125,000	2.08%	0.91%	9.7
Total	$3,555,000	1.54%	1.31%	4.0	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.3 billion and $0.2 billion with deferred start dates averaging 0.3 years and 0.2 years from September 30, 2017 and December 31, 2016, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.48% and 1.35% as of September 30, 2017 and December 31, 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
The following tables present certain information about our interest rate swaption agreements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,734	$—	0.1	$100,000	3.21%	5.0
>12 to ≤ 24 months	2,083	1,768	1.7	75,000	2.73%	10.0
> 24 months	7,951	4,669	3.7	175,000	2.87%	8.9
Total / weighted average	$12,768	$6,437	2.3	$350,000	2.94%	8.0

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$23,147	$19,028	$63,058	$54,704
Non-agency securities	12,521	16,410	41,695	53,130
Other	323	153	728	483
Interest expense	(14,447)	(10,082)	(36,956)	(29,438)
Net interest income	21,544	25,509	68,525	78,879

Servicing:
Servicing income	4	3,904	2,637	17,719
Servicing expense	(1,165)	(6,394)	(8,065)	(34,248)
Net servicing loss	(1,161)	(2,490)	(5,428)	(16,529)

Healthcare:
Healthcare real estate income	7,671	2,424	16,740	3,338
Healthcare real estate expense	(5,702)	(2,074)	(12,728)	(3,177)
Net healthcare investment income	1,969	350	4,012	161

Other gains (losses):
Realized gain on agency securities, net	775	5,913	74	9,001
Realized gain on non-agency securities, net	395	756	27,590	2,765
Realized loss on periodic settlements of interest rate swaps, net	(1,361)	(2,041)	(6,302)	(8,402)
Realized gain (loss) on other derivatives and securities, net	18,222	(40,483)	25,134	(86,779)
Unrealized gain (loss) on agency securities, net	8,780	(5,228)	17,811	69,750
Unrealized gain on non-agency securities, net	9,007	33,462	33,240	37,992
Unrealized gain (loss) on other derivatives and securities, net	(2,895)	58,563	(17,452)	32,993
Gain (loss) on mortgage servicing rights	—	62	—	(12,753)
Total other gains, net	32,923	51,004	80,095	44,567
Expenses:
Management fees	3,543	3,525	10,407	10,999
General and administrative expenses	1,882	1,794	5,534	7,607
Total expenses	5,425	5,319	15,941	18,606
Income before provision for income tax	49,850	69,054	131,263	88,472
Provision for excise and income tax	—	(31)	—	(620)
Net income	49,850	69,023	131,263	87,852
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Noncontrolling interest in net loss (income)	—	(5)	5	1
Net income available to common stockholders	$48,733	$67,901	$127,917	$84,502

Net income per common share — basic and diluted	$1.06	$1.48	$2.79	$1.83

Weighted average number of common shares outstanding — basic	45,809	45,798	45,803	46,074
Weighted average number of common shares outstanding — diluted	45,814	45,801	45,807	46,077

Dividend declared per common share	$0.45	$0.40	$1.35	$1.20

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,465,320	2.67%	$23,147	$3,043,411	2.50%	$19,028
Non-agency securities	799,643	6.26%	12,521	1,249,631	5.25%	16,410
Total	$4,264,963	3.35%	$35,668	$4,293,042	3.30%	$35,438

	For the Nine Months Ended September 30,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,179,649	2.64%	$63,058	$3,085,284	2.36%	$54,704
Non-agency securities	887,539	6.26%	41,695	1,298,446	5.46%	53,130
Total	$4,067,188	3.43%	$104,753	$4,383,730	3.28%	$107,834
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017 vs. 2016			For the Nine Months Ended September 30, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$4,119	$2,759	$1,360	$8,354	$1,714	$6,640
Non-agency securities	(3,889)	(8,347)	4,458	(11,435)	(21,494)	10,059
Total	$230	$(5,588)	$5,818	$(3,081)	$(19,780)	$16,699
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $4.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a 17 basis point increase in average yields and an 14% increase in average balances. Interest income on agency RMBS increased by $8.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a 28 basis point increase in average yields combined with slightly higher average balances. Interest income on non-agency securities decreased by $(3.9) million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $(11.4) million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to decreases in average balances, partially offset by increased average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.5% and 8.1% as of September 30, 2017 and December 31, 2016, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 10.5% and 13.0% for the three months ended September 30, 2017 and 2016, respectively, and 9.6% and 10.9% for the nine months ended September 30, 2017 and 2016, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $7.0 million and $6.9 million for the three months ended September 30, 2017 and 2016, respectively, and $19.1 million and $24.3 million for the nine months ended September 30, 2017 and 2016, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization expense of approximately $0.7 million for both the three months ended September 30, 2017 and 2016, respectively, and $2.1 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively. The amortized cost basis of our agency RMBS portfolio was 105.3% and 104.9% of par value as of September 30, 2017 and December 31, 2016, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $187.7 million and $132.7 million as of September 30, 2017 and December 31, 2016, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $4.2 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $16.1 million and $21.3 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted average cost basis of the non-agency portfolio was 85.1% and 85.3% of par as of September 30, 2017 and December 31, 2016, respectively. The total net discount remaining was $141.1 million and $185.7 million, with $88.7 million and $97.3 million designated as credit reserves as of September 30, 2017 and December 31, 2016, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 6.3x and 4.8x our stockholders' equity, excluding investments in RCS and real property as of September 30, 2017 and December 31, 2016, respectively. Our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods since September 30, 2016 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2017	$3,650,206	$3,893,263	$3,807,880	1.58%	4.1x	4.2x	6.3x
June 30, 2017	$3,538,006	$3,836,940	$3,805,778	1.47%	4.0x	4.4x	6.3x
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
————————

(1)
Excludes repurchase agreements collateralized by U.S. Treasury securities and borrowings related to our healthcare investments, but includes advances from the Federal Home Loan Bank collateralized by agency and non-agency securities.

(2)
Average leverage during the period was calculated by dividing our daily weighted average agency and non-agency financing balance by our average month-end stockholders’ equity for the period, less investments in RCS and healthcare real estate.

(3)
Leverage as of period end was calculated by dividing the amount outstanding under our agency and non-agency financing agreements and net payables and receivables for unsettled agency and non-agency securities by our total stockholders' equity at period end, less our investments in RCS and healthcare real estate.

(4)
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency and non-agency financing agreements, the cost basis (or contract price) of our net TBA position, and net payables and receivables for unsettled agency and non-agency securities by our total stockholders’ equity at period end, less our investments in RCS and healthcare real estate.

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2017, we had a net long TBA position with a notional market value and underlying costs basis of $1.9 billion.
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $14.4 million and $10.1 million for the three months ended September 30, 2017 and 2016, respectively, and $37.0 million and $29.4 million for the nine months ended September 30, 2017 and 2016, respectively, was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $1.4 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $8.4 million or the nine months ended September 30, 2017 and 2016, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our adjusted cost of funds on our mortgage securities portfolio during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,650,206	1.57%	$14,447	$3,682,233	1.09%	$10,082
Interest rate swaps	3,203,750	0.17%	1,361	1,825,000	0.44%	2,041
Total adjusted cost of funds		1.72%	$15,808		1.30%	$12,123

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,437,154	1.44%	$36,956	$3,769,942	1.04%	$29,438
Interest rate swaps	3,082,500	0.27%	6,302	1,678,500	0.67%	8,402
Total adjusted cost of funds		1.68%	$43,258		1.34%	$37,840
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017 vs. 2016			For the Nine Months Ended September 30, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements and FHLB advances	$4,365	$(88)	$4,453	$7,518	$(2,258)	$9,776
Interest rate swaps	(680)	5,063	(5,743)	(2,100)	6,568	(8,668)
Total adjusted cost of funds	$3,685	$4,975	$(1,290)	$5,418	$4,310	$1,108
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds on our mortgage securities portfolio of $3.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and $5.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, respectively, was primarily attributable to higher average rates on our repurchase agreements and higher interest rate swap average effective notional balances, partially offset by lower average net pay rates on our interest rate swaps.
Servicing Income and Expense
The following table presents the components of servicing income and expense for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Servicing fee income	$—	$3,799	$2,620	$14,252
Incentive, ancillary and other income	4	105	17	3,467
Servicing income	4	3,904	2,637	17,719

Employee compensation and benefit costs	732	1,365	3,365	15,532
Facility costs	94	348	378	2,474
Realization of cash flows from MSR	—	2,848	1,089	7,569
Other servicing costs	339	1,833	3,233	8,673
Servicing expense	1,165	6,394	8,065	34,248

Net servicing loss	$(1,161)	$(2,490)	$(5,428)	$(16,529)

Gross servicing income and expenses and net servicing losses decreased significantly compared to 2016 as a result of the transfer of assets and operations to Ditech during 2016 and the sale of MSR and associated wind-down of MSR servicing operations during 2017.

Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Lease income	$5,708	$1,326	$12,576	$1,992
Rental income	1,963	1,098	4,164	1,346
Healthcare real estate income	7,671	2,424	16,740	3,338

Interest expense	2,354	708	5,414	1,002
Depreciation	1,995	493	4,292	704
Transaction expenses	—	223	—	761
Tenant expenses	1,295	650	2,852	710
Other	58	—	170	—
Healthcare real estate expense	5,702	2,074	12,728	3,177
Net healthcare investment income	$1,969	$350	$4,012	$161

The increase in healthcare real estate income and expense amounts during 2017 compared to 2016 result from investment activity beginning in the second quarter 2016 through the second quarter of 2017.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three and nine months ended September 30, 2017 and 2016 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from agency securities sold	$688,241	$418,485	$997,968	$1,003,698
Increase in receivable for agency RMBS sold	—	158,024	—	158,024
Less agency securities sold, at cost	(687,466)	(570,596)	(997,894)	(1,152,721)
Realized gain on agency securities, net	$775	$5,913	$74	$9,001

Gross realized gains on sale of agency securities	$2,249	$5,919	$4,013	$9,291
Gross realized losses on sale of agency securities	(1,474)	(6)	(3,939)	(290)
Realized gain on agency securities, net	$775	$5,913	$74	$9,001

The following table summarizes our net realized gains and losses on non-agency securities incurred during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from non-agency securities sold	$48,005	$23,680	$488,872	$571,210
Decrease in receivable for securities sold	(5,119)	—	—	(2,565)
Less: non-agency securities sold, at cost	(42,491)	(22,924)	(461,282)	(565,880)
Realized gain on non-agency securities, net	$395	$756	$27,590	$2,765

Gross realized gain on sale of non-agency securities	$587	$756	$27,940	$8,521
Gross realized loss on sale of non-agency securities	(192)	—	(350)	(5,756)
Realized gain on non-agency securities, net	$395	$756	$27,590	$2,765

Unrealized net gains of $8.8 million and $17.8 million on agency RMBS for the three and nine months ended September 30, 2017, respectively, and unrealized net gains of $9.0 million and $33.2 million on non-agency securities for the three and nine months ended September 30, 2017, respectively, were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.
Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Realized loss on periodic settlements of interest rate swaps, net	$(1,361)	$(2,041)	$(6,302)	$(8,402)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$3,620	$(42,346)	$18,071	$(80,696)
Interest rate swaptions	—	—	—	(1,307)
TBA securities	19,349	8,694	26,236	16,943
Short sales of U.S. Treasury securities	(4,274)	(811)	(18,448)	(13,284)
Credit default swaps	(473)	(484)	(986)	(979)
Other, net	—	(5,536)	261	(7,456)
Total realized gain (loss) on other derivatives and securities, net	$18,222	$(40,483)	$25,134	$(86,779)
Unrealized loss on other derivatives and securities:
Interest rate swaps	$316	$55,127	$(19,433)	$34,486
Interest rate swaptions	(1,008)	(79)	(1,571)	(145)
TBA securities	(3,375)	(3,362)	14,058	3,649
Short sales of U.S. Treasury securities	849	(53)	(10,653)	(1,782)
Credit default swaps	323	(800)	140	(2,219)
Other, net	—	7,730	7	(996)
Total unrealized loss on other derivatives and securities, net	$(2,895)	$58,563	$(17,452)	$32,993

Net gains on pay-fixed interest rate swaps during the three months ended September 30, 2017 were due primarily to an increase in shorter-term swap interest rates during the third quarter of 2017. Net losses on pay-fixed interest rate swaps during the nine months ended September 30, 2017 were due primarily to a decrease in swap interest rates during the second quarter of 2017, mostly offset by the positive impact of increased swap rates during the first and third quarters.

Net losses on short positions in U.S. Treasury securities during the nine months ended September 30, 2017 were due primarily to a decrease in longer term Treasury interest rates. Net losses on short positions in U.S. Treasury securities during the three months ended September 30, 2017 were due primarily to a decrease in Treasury interest rates during July and August.
Net gains on TBA securities during the three and nine months ended September 30, 2017 were due primarily to improved spreads on agency RMBS and decreases in longer term treasury interest rates.
For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.5 million during both the three months ended September 30, 2017 and 2016, respectively, and $10.4 million and $11.0 million during the nine months ended September 30, 2017 and 2016, respectively. The period-over-period decrease for the nine months ended September 30, 2017 and 2016 was primarily a result of realized losses during the second half of 2016.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $1.9 million and $1.8 million during the three months ended September 30, 2017 and 2016, respectively, and $5.5 million and $7.6 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by $1.7 million of non-recurring costs incurred during 2016 associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC Investment Corp.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.2% for both the three months ended September 30, 2017 and 2016, and 2.2% and 2.6% for the nine months ended September 30, 2017 and 2016, respectively.

Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $8.6 million and $12.1 million (or $0.19 and $0.26 per common share) for the three months ended September 30, 2017 and 2016, respectively, and $20.2 million and $40.3 million (or $0.44 and $0.87 per common share) for the nine months ended September 30, 2017 and 2016.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$49,850	$69,023	$131,263	$87,852
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	(8,780)	5,228	(17,811)	(69,750)
Non-agency securities	(9,007)	(33,462)	(33,240)	(37,992)
Derivatives, MSR and other securities	2,895	(58,625)	17,452	(20,240)
Amortization / accretion	1,055	(173)	(57)	1,138
Capital gains (1)	(18,144)	(8,415)	(45,406)	(8,562)
Realized losses (gains), net (1)	(9,278)	37,097	(34,066)	74,020
Taxable REIT subsidiary loss and other	1,161	2,516	5,428	17,151
Total book to tax difference	(40,098)	(55,834)	(107,700)	(44,235)
Estimated taxable income	9,752	13,189	23,563	43,617
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Estimated taxable income available to common stockholders	$8,635	$12,072	$20,212	$40,266

Weighted average number of common shares outstanding — basic	45,809	45,798	45,803	46,074
Weighted average number of common shares outstanding — diluted	45,814	45,801	45,807	46,077

Estimated taxable income per common share - basic and diluted	$0.19	$0.26	$0.44	$0.87
Estimated cumulative undistributed REIT taxable income per common share	$(1.39)	$(0.29)	$(1.39)	$(0.29)

Beginning cumulative non-deductible capital losses	$91,085	$126,808	$118,347	$126,955
Current period net capital gain	(18,144)	(8,415)	(45,406)	(8,562)
Ending cumulative non-deductible capital losses	$72,941	$118,393	$72,941	$118,393
Ending cumulative non-deductible capital losses per common share	$1.59	$2.59	$1.59	$2.59
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.40 and $0.99 per common share for the three and nine months ended September 30, 2017, respectively, which will offset our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $0.00 and $(0.08) per common share, for the three and nine months ended September 30, 2017, respectively, which are deferred and amortized into future ordinary taxable income over the original swap terms.

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
We declared dividends of $0.45 and $0.40 per common share for the three months ended September 30, 2017 and 2016, respectively, and $1.35 and $1.20 per common share for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we have distributed all of our 2016 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2016.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of September 30, 2017, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $117.3 million, which can be carried forward for up to twenty years. The utilization of approximately $49.8 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred $14.2 million of capital loss, which can be carried forward for up to five years. The gross deferred tax assets associated with the NOL and other temporary differences as of September 30, 2017 were approximately $51.7 million, with respect to which RCS has provided a full valuation allowance.
Key Statistics
The table below presents key statistics for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Ending agency securities, at fair value	$3,686,634	$2,952,851	$3,686,634	$2,952,851
Ending agency securities, at cost	$3,702,219	$2,901,788	$3,702,219	$2,901,788
Ending agency securities, at par	$3,514,499	$2,754,915	$3,514,499	$2,754,915
Average agency securities, at cost	$3,465,320	$3,043,411	$3,179,649	$3,085,284
Average agency securities, at par	$3,295,584	$2,891,174	$3,027,910	$2,935,428

Ending non-agency securities, at fair value	$896,147	$1,285,266	$896,147	$1,285,266
Ending non-agency securities, at cost	$807,801	$1,232,716	$807,801	$1,232,716
Ending non-agency securities, at par	$948,940	$1,431,032	$948,940	$1,431,032
Average non-agency securities, at cost	$799,643	$1,249,631	$887,539	$1,298,446
Average non-agency securities, at par	$943,687	$1,448,546	$1,043,954	$1,501,980

Net TBA portfolio - as of period end, at fair value	$1,913,796	$1,209,459	$1,913,796	$1,209,459
Net TBA portfolio - as of period end, at cost	$1,918,227	$1,205,003	$1,918,227	$1,205,003
Average net TBA portfolio, at cost	$1,899,205	$704,098	$1,671,674	$381,020

Average total assets, at fair value	$5,531,198	$4,924,603	$5,443,703	$4,990,515
Average agency and non-agency repurchase agreements and advances	$3,650,206	$3,682,233	$3,437,154	$3,769,942
Average stockholders' equity	$990,338	$980,655	$970,383	$964,448

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Average coupon	3.62%	3.34%	3.53%	3.33%
Average asset yield	3.35%	3.30%	3.43%	3.28%
Average cost of funds (1)	1.72%	1.30%	1.68%	1.34%
Average net interest rate spread	1.63%	2.00%	1.75%	1.94%
Average net interest rate spread, including TBA dollar roll (2)	1.72%	2.06%	1.86%	1.98%
Average net interest rate spread, including TBA dollar roll, excluding estimated “catch-up” premium amortization	1.76%	2.12%	1.91%	2.16%
Average coupon as of period end	3.63%	3.31%	3.63%	3.31%
Average asset yield as of period end	3.47%	3.47%	3.47%	3.47%
Average cost of funds as of period end	1.63%	1.30%	1.63%	1.30%
Average net interest rate spread as of period end	1.84%	2.17%	1.84%	2.17%

Average actual CPR for agency securities held during the period	10.5%	13.0%	9.6%	10.9%
Average projected life CPR for agency securities as of period end	8.5%	10.1%	8.5%	10.1%

Leverage - average during the period (3)	4.1x	4.0x	3.9x	4.2x
Leverage - average during the period, including net TBA position	6.2x	4.8x	5.8x	4.6x
Leverage - as of period end (4)	4.2x	3.7x	4.2x	3.7x
Leverage - as of period end, including net TBA position	6.3x	5.0x	6.3x	5.0x

Expenses % of average total assets - annualized	0.4%	0.4%	0.4%	0.5%
Expenses % of average stockholders' equity - annualized	2.2%	2.2%	2.2%	2.6%
Net book value per common share as of period end	$20.61	$20.55	$20.61	$20.55
Dividends declared per common share	$0.45	$0.40	$1.35	$1.20
Economic return (loss) on common equity - annualized	21.2%	30.4%	19.4%	14.2%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements and healthcare real estate financing.

(2)	Estimated dollar roll income excludes the impact of other supplemental hedges and is recognized in gain (loss) on other derivatives and securities, net.

(3)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS and healthcare real estate. Leverage excludes U.S. Treasury repurchase agreements.

(4)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements, and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS and healthcare real estate. Leverage excludes U.S. Treasury repurchase agreements.

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Agency securities	$23,147	$19,028	$63,058	$54,704
Non-agency securities and other	12,844	16,563	42,423	53,613
Interest expense	(14,447)	(10,082)	(36,956)	(29,438)
Net interest income	21,544	25,509	68,525	78,879
Dividends from REIT equity securities	—	—	—	244
Realized loss on periodic settlements of interest rate swaps, net	(1,361)	(2,041)	(6,302)	(8,402)
Dollar roll income	8,818	4,231	25,656	6,927
Adjusted net interest and dollar roll income	29,001	27,699	87,879	77,648
Operating expenses	(5,425)	(5,319)	(15,941)	(18,606)
Less: strategic review costs	—	—	—	1,745
Net spread and dollar roll income	23,576	22,380	71,938	60,787
Dividend on preferred stock	(1,117)	(1,117)	(3,351)	(3,351)
Net spread and dollar roll income available to common stockholders	22,459	21,263	68,587	57,436
Estimated “catch-up” premium amortization cost due to change in CPR forecast	669	674	2,050	6,273
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$23,128	$21,937	$70,637	$63,709

Weighted average number of common shares outstanding - basic	45,809	45,798	45,803	46,074
Weighted average number of common shares outstanding - diluted	45,814	45,801	45,807	46,077

Net spread and dollar roll income per common share- basic and diluted	$0.49	$0.46	$1.50	$1.25
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.50	$0.48	$1.54	$1.38
Net spread and dollar roll income excluding catch up amortization increased $0.02 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and $0.16 per common share for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to increased dollar roll income related to higher average net long TBA balances, partially offset by lower average balances in agency RMBS and non-agency securities.
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

Common Stock Repurchase Program

In October 2016, our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2017. In October 2017, the Board of Directors authorized an extension of the Company’s existing stock repurchase plan through December 31, 2018. he Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the new stock repurchase plan only when the repurchase price is less than its estimate of its then current net book value per common share. As of September 30, 2017, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of September 30, 2017, we have not issued any shares under this program.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.2x and 3.7x the amount of our stockholders’ equity less our investments in RCS and real property as of September 30, 2017 and December 31, 2016, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 33 financial institutions as of September 30, 2017, located throughout North America, Europe and Asia. In addition, less than 4% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 17% of our equity at risk as of September 30, 2017.
As of September 30, 2017, borrowings under repurchase agreements of $3.3 billion and $0.5 billion, with weighted average remaining days to maturity of 128 days and 24 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of September 30, 2017. Please refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2017.

	September 30, 2017
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	17	64%
Asia	6	12%
Europe	10	24%
Total	33	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the first three quarters of 2017, haircuts on our pledged collateral remained stable and, as of September 30, 2017, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
We may be required to pledge additional assets to repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our securities securing our repurchase agreements and prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances our lenders have the sole discretion to determine the value of the securities securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of September 30, 2017, we had met all margin requirements and had unrestricted cash and cash equivalents of $129.9 million and unpledged securities of approximately $278.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2017.
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
See Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2017 and the related activity for the first three quarters of 2017.
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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both September 30, 2017 and December 31, 2016.
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

TBA Dollar Roll Transactions
We enter into TBA dollar roll transactions as a means of acquiring (long TBAs) or selling (short TBAs) agency RMBS in our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of September 30, 2017, our total “at risk” leverage, net of unsettled securities, was 6.3x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts to future months and we may take physical delivery of the underlying securities. If we take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

As of September 30, 2017, we had a net long TBA position with a cost basis and fair value of the underlying securities of $1.9 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may also sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2017, approximately 90% of our agency RMBS portfolio was eligible for TBA delivery.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of September 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
We may utilize a variety of financial instruments to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps. We also utilize forward contracts for the purchase or sale of agency RMBS on a generic pool, or a TBA contract basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities, and synthetic total return swaps. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
September 30, 2017
+100 basis points	6.1%	(1.5)%	(10.6)%
+50 basis points	3.4%	(0.6)%	(4.3)%
-50 basis points	(5.2)%	0.2%	1.5%
-100 basis points	(13.1)%	—%	(0.3)%
December 31, 2016
+100 basis points	6.7%	(1.6)%	(8.1)%
+50 basis points	3.5%	(0.7)%	(3.7)%
-50 basis points	(3.5)%	0.5%	2.4%
-100 basis points	(10.2)%	0.5%	2.8%
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
Prepayment Risk

Because residential borrowers generally have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.

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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.5 years and 5.7 years for agency RMBS and 4.5 years and 4.6 years for non-agency securities based on interest rates and securities prices as of September 30, 2017 and December 31, 2016, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
September 30, 2017
-25 basis points	1.2%	8.2%
-10 basis points	0.5%	3.3%
+10 basis points	(0.5)%	(3.3)%
+25 basis points	(1.2)%	(8.2)%
December 31, 2016
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
September 30, 2017
-50 basis points	0.3%	2.1%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.1)%
December 31, 2016
-50 basis points	0.5%	2.8%
-25 basis points	0.3%	1.4%
+25 basis points	(0.3)%	(1.4)%
+50 basis points	(0.5)%	(2.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of September 30, 2017, we had unrestricted cash and cash equivalents of $129.9 million and unpledged securities of approximately $278.6 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
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
Date: November 7, 2017

By:	/s/ PETER FEDERICO
Peter Federico
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: November 7, 2017