Form 10-K
period 2017-12-31
MTGE Investment Corp.
filed 2018-02-27
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $665.0 million based upon the closing price of the Registrant's common stock of $18.80 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2018 Annual Meeting of Shareholders is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

The number of shares of the issuer’s common stock outstanding as of February 1, 2018 was 45,797,687.

MTGE INVESTMENT CORP.

PART I
Item 1. Business
Our Company
MTGE Investment Corp. (“MTGE”, the “Company”, “we”, “us”, and “our”) was incorporated in Maryland on March 15, 2011 and commenced operations on August 9, 2011 following the completion of our initial public offering (“IPO”). We are externally managed by MTGE Management, LLC (our “Manager”), a wholly owned subsidiary of AGNC Investment Corp. (“AGNC”). Our common stock is traded on the Nasdaq Global Select Market under the symbol “MTGE.”

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which includes agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments may include equity and debt investments in healthcare real estate, including skilled nursing, assisted living and independent living facilities, operated by third party operators.
We operate to qualify to be taxed as a (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As as REIT, we are required to distribute annually at least 90% of our taxable income. So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our REIT taxable income to the extent that we distribute all of our annual REIT taxable income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
Investment Strategy
Our principal investment objective is to generate attractive risk-adjusted returns for our stockholders through a combination of quarterly dividends and net asset value appreciation. In pursuing this objective, we rely on our Manager's expertise to construct and manage a diversified investment portfolio by identifying asset classes that, when properly financed and hedged, are selected to produce attractive returns across a variety of market conditions and economic cycles, considering the risks associated with owning such investments. Specifically, our investment strategy is designed to:

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
Targeted Investments
We invest in, finance and manage real estate-related investments, including agency RMBS, non-agency mortgage investments, other mortgage-related investments and other real estate investments, including those set forth in each of the following asset classes:
Agency Securities

•
Agency RMBS. Our primary agency securities investments consist of agency pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the securities, which are guaranteed by a GSE to holders of the securities, are in effect “passed through,” to the holders of the securities, after deducting guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Holders of the securities also receive guarantor advances of principal and interest on delinquent loans in the mortgage pools. We also invest in agency CMOs, which are structured instruments representing interests in agency residential pass-through certificates, and interest-only, inverse interest-only and principal-only securities, which represent the right to receive a specified proportion of the contractual interest or principal flows of specific agency CMO securities.

•
To-Be-Announced Forward Contracts (“TBA”). TBAs are forward contracts to purchase or sell agency RMBS. TBA contracts specify the coupon rate, issuer, term, and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Non-Agency Securities

•
Non-agency RMBS. Non-agency RMBS are securities issued by a private institution such as a commercial bank and are backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. As such, non-agency RMBS can carry a significantly higher level of credit exposure than agency RMBS. Non-agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on non-agency RMBS where the underlying mortgages are secured by residential properties within the United States. Non-agency RMBS are backed by residential mortgages that can be prime mortgage or non-prime mortgage loans.

•
CRT. CRT securities transfer a portion of the risk associated with credit losses incurred by pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other third party; rather, “credit risk transfer” is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on the related pool of loans exceed certain thresholds. By reducing the amount that issuers are obligated to repay to holders of CRT securities, they offset credit losses on the related pool of loans.

Other Mortgage-Related Investments

•
CMBS. CMBS are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities and focus on CMBS where underlying collateral is secured by commercial properties located within the United States.

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

•
Mortgage-related derivatives. As part of our investment and risk management strategy, we may enter into derivative transactions as a method of enhancing our risk/return profile and/or hedging existing or emerging risks within our investment portfolio. These transactions may include, but are not limited to, buying or selling forward positions and credit default swaps. Our Manager's implementation of this strategy is based upon overall market conditions, the level of volatility in the mortgage market, the size of our investment portfolio and our qualification as a REIT.

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

•
Independent Living Facilities. Independent living facilities (“ILF”), also known as retirement communities or senior apartments, typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs.

Active Portfolio Management Strategy

Our Manager employs an active management strategy on our behalf designed to achieve our principal objectives of generating attractive risk-adjusted returns for our stockholders through a combination of quarterly dividends and net asset value appreciation. Our Manager selects investments based on its assessment of relative risk-return profiles and the ability to effectively hedge a portion of the investments' exposure to market risks. The composition of our portfolio will vary based on our Manager's view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities. As a result, we may experience investment gains or losses when we sell investments that we believe no longer provide attractive risk-adjusted returns, when we believe more attractive alternatives exist elsewhere, or when we believe it is prudent to reduce aggregate exposure or a particular type of risk embedded in the portfolio. We may also experience gains or losses from our hedging strategies or due to credit losses on our non-agency securities or other real estate related investments.
Financing Strategy
As part of our investment strategy, we use leverage in our investment portfolio to increase potential returns to our stockholders. We may finance our securities investments, subject to market conditions, through a combination of financing arrangements, including, but not limited to, repurchase agreements, warehouse facilities, securitizations, term financing facilities and dollar roll transactions. We finance our securities investments primarily by entering into master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment assets as collateral to secure a loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 180 days, but may have maturities of fewer than 30 days or more than one year. Under our repurchase agreements, our financing rate typically tracks short term rates such as the one, three or six month London Interbank Offered Rate, or LIBOR, plus or minus a fixed spread.

We seek to finance the acquisition of our healthcare real estate primarily through long term mortgage debt provided by Fannie Mae, Freddie Mac, and the Department of Housing Development (“HUD”). We may also finance our healthcare properties through the use of shorter term secured debt or bridge-loan financing obtained from other lenders.
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
We seek to diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with 34 financial institutions as of December 31, 2017. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) with respect to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include additional margin maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each lender and certain of these terms may not be determined until we engage in a specific repurchase transaction.

We also finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.” We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value (fair value less the purchase price to be paid or received under the TBA contract). Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension and credit risks to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net asset value from “spread risk,” or “basis risk”, which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. The vast majority of our investments have fixed rates of interest and can have average expected lives in excess of five years. Because a majority of our funding costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate (“LIBOR”), the net interest income that we earn on these leveraged investments can vary significantly along with changes in market interest rates. As such, we may experience reduced income, losses, or a significant reduction in our net asset value due to adverse interest rate movements. To attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing.

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

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to reinvest that principal at lower yields.

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected.

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

•
Spread Risk. When the spread between the market yield on our investments and benchmark interest rates widens, our net asset value could decline if the value of our investments falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in the fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve (“the Fed”), market liquidity, or changes in required rates of return on different assets. Our strategies are generally not specifically designed to protect our net asset value from spread risk.

•
Risks Related to Healthcare Real Estate Investments. Our healthcare real estate investments, including independent living facilities, are exposed to counterparty risk, including, for equity investments, the ongoing ability of the operator to satisfy its lease obligations, or for potential debt investments, the ongoing ability of the borrower (the facility owner) to make principal and interest payments. As such, our healthcare real estate investments are heavily dependent upon the successful operation of the facilities by our counterparties. These operations may be impacted by factors specific to the healthcare sector, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, healthcare real estate is relatively illiquid, generally cannot be sold quickly and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps, options to enter into interest rate swaps (“swaptions”), U.S. Treasury securities and U.S. Treasury futures contracts. We also use TBA forward contracts to periodically reduce our exposure to Agency RMBS.

Our hedging instruments are generally not designed to protect our net asset value from spread risk. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, such instruments typically will not protect our net asset value against spread risk and, therefore, our net asset value could decline.
While our risk management strategy has the objective of maintaining attractive levels of earnings and dividends over the long term, the actions we take may lower our earnings and dividends in the short term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates.
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
Our Manager
Pursuant to the terms of a management agreement, our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers, the members of our investment team and other support personnel, other than employees of Residential Credit Solutions, Inc. (“RCS”), are employees of the parent company of our Manager.
The management agreement has a current renewal term through August 9, 2018 and automatic one-year extension options thereafter. The management agreement may be terminated by us without cause, as defined in the management agreement, upon 90 days’ prior written notice to the Manager. Our Manager may terminate the management agreement without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that our Manager provides us 180 days' prior written notice of non-renewal of the management agreement. If we were to terminate the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only terminate the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
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
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act (the “Act”), in reliance on the exemption provided by Section 3(c)(5)(C) of the Act. So long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on regulated investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the Securities and Exchange Commission (“SEC”), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate-related assets.” In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We typically treat “partial pool” and other mortgage securities where we hold less than all of the certificates issued by the pool as real estate-related assets.
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. So long as we qualify as a REIT, we generally will not be subject to U.S. Federal or state corporate income tax on our taxable income to the extent that we annually distribute all of our taxable income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to continually meet requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are of significance to our operations as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a TRS. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
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

Interest income from obligations secured by mortgages on real property (such as agency and non-agency securities) generally constitutes qualifying income for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. We expect that substantially all of our income from our agency and non-agency MBS will continue to be qualifying income for purposes of the 75% gross income test. Income from CRT securities is treated as non-qualifying income for the 75% gross income test, which potentially limits our ability to invest in CRT securities.
There is no direct authority with respect to the qualification of income or gains from TBAs for the 75% gross income test; however, we treat these as qualifying income for this purpose based on an opinion of legal counsel.
Income and gains from instruments that we use to hedge the interest rate risk associated with our borrowings, or to be incurred, to acquire real estate assets will generally be excluded from both the numerator and the denominator for the 75% and 95% gross income tests, provided that specified requirements are met.
Asset Tests
At the close of each calendar quarter, we must satisfy the following tests relating to the nature of our assets.

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

3.
We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of a TRS or a Qualified REIT Subsidiary (“QRS”) and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below.

4.	The aggregate value of all securities of all TRSs that we hold may not exceed 20% of the value of total assets.

5.
No more than 25% of the total value of our assets may be represented by certain non-mortgage debt instruments issued by publicly offered REITs (even though such debt instruments qualify under the 75% asset test).

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a 30 day cure period, in the case of the asset test, or satisfy certain relief provisions and pay any applicable penalty taxes and other fines. Please also refer to the “Risks Related to Our Taxation as a REIT” in “Item 1A. Risk Factors” of this Form 10-K for further discussion of REIT qualification requirements and related items.

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
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of mortgage assets suitable for purchase.

Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by the overall supply of repurchase agreement funding and competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.
Employees
We are managed pursuant to the management agreement with our Manager. Other than employees of RCS, we do not have any employees. As of December 31, 2017, RCS had 7 employees.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before deciding to purchase our securities. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Risks Related to Our Investing, Portfolio Management and Financing Activities

An increase in our borrowing costs would adversely affect our financial condition and results of operations.

Our borrowing costs may be adversely affected by several factors, including increases in short-term interest rates, increases in the “haircuts” applied to our assets under repurchase agreements, interest rate volatility, decreases in the value of our assets or reduced availability of financing generally. An increase in our borrowing costs could reduce the difference, or spread, that we may earn between the yields on the investments we make and the borrowings we use to finance such investments. Moreover, due to the short-term or adjustable rate nature of most of the financing for our securities investments, our borrowing costs are particularly sensitive to increases in short-term interest rates, as well as other factors. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated. This would adversely affect our results of operations and financial condition and could require us to liquidate assets.

Changes to the pace of the Fed’s purchases or sales of agency mortgage-backed securities may adversely affect the price and return associated with agency securities.

In October 2017, the Fed began to taper its reinvestments of principal payments from its U.S. Treasury, agency debt and agency RMBS portfolios acquired as a function of its quantitative easing programs. We cannot predict the impact that these or future actions will have on the prices and liquidity of agency RMBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates. During periods in which the Fed further reduces or ceases reinvestment of principal or undertakes outright sales of its securities portfolio, the price of agency RMBS and U.S. Treasury securities could decline, mortgage spreads could widen, refinancing volumes could be lower and market volatility could be considerably higher than would have been the case absent such actions and our results of operations and financial condition could be adversely affected.

We may change our targeted investments, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect our results of operations, financial condition and ability to make distributions to our common and preferred stockholders.

Our active portfolio management strategy may expose us to significant realized gains or losses.

We employ an active management strategy to achieve our principal objective of preserving our net asset value while generating attractive risk-adjusted returns. The composition of our investment portfolio will vary as we believe changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may be incorrect in our assessment and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors may be less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. Our leverage may also fluctuate as we pursue our active management strategy.

Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.

We expect our leverage to vary with market conditions and our assessment of the risks and returns on our investments. We incur leverage by borrowing against a substantial portion of the market value of our assets. While leverage is fundamental to our investment strategy, it also creates significant risks. For example, we may incur substantial losses if our borrowing costs increase or if the value of our investments declines.

Failure to procure adequate financing or to renew or replace existing financing as it matures (to which risk we are specifically exposed due to the short-term nature of most of our financing arrangements) could adversely affect our financial condition and results of operations.

We use debt financing as a strategy to increase our return on equity, and because we rely primarily on short-term borrowings to finance our mortgage investments, our ability to achieve our investment objectives depends not only on our ability to borrow funds in sufficient amounts and on favorable terms, but also on our ability to renew or replace our maturing short-term borrowings on a continuous basis. However, we may be unable to borrow sufficient funds to achieve our desired leverage ratio for several reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates and terms;

•	our lenders exit the market;

•	our lenders require additional collateral to cover our borrowings, which we may be unable to deliver; or

•	we determine that the leverage would expose us to excessive risk.

If we are unable to renew or replace maturing borrowings, we may have to sell assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot provide any assurance that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, our financial condition and results of operations could be adversely affected and there may be a negative impact on the value of our common and preferred stock and our ability to make distributions to our stockholders.

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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a “flattening” of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments typically earn interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net interest income. It is also possible that short-term interest rates could exceed longer-term interest rates (a yield curve “inversion”) and our borrowing costs could exceed our interest income. In this event we could incur operating losses and our ability to make distributions to our stockholders could be adversely affected.

Fair value declines on the assets in which we invest will adversely affect our financial condition and results of operations, and make it costlier to finance these assets.

We use our investments as collateral for our financings. A decline in their fair value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Fixed-rate securities will generally be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments could reduce both our net income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.

Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.

Subject to complying with REIT tax requirements, we employ techniques that are intended to limit, or “hedge,” the adverse effects of changes in interest rates on our net income and net asset value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, considering prevailing market conditions. Our hedging activities are generally designed to limit certain exposures, not to eliminate them. In addition, these strategies may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other market conditions. Our hedging decisions will be determined considering the facts and circumstances existing at the time and may differ from our current hedging strategy. Our hedging strategies may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures, credit default swaps or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to Federal, state and local income tax.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension, credit and liquidity risks and other exposures and thus some risks will generally not be hedged. Our Manager could fail to properly assess a risk to our investment portfolio or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges gains. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

•	the party in the hedging transaction owing money to us may default on its obligation to pay;

•	the credit quality of the party owing money to us on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of our interest rate hedges declines due to interest rate fluctuations, lapse of time or other factors.

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

When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our net asset value could decline. We refer to this as “spread risk” and we generally do not seek to hedge this risk. The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is a risk inherent to our business and can occur independent of changes in benchmark interest rates. Spread risk may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net asset value against spread risk. If the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates, our financial condition and results of operations could be adversely affect.

Changes in prepayment rates may adversely affect our profitability and are difficult to predict.

Our investment portfolio includes securities backed by pools of mortgage loans which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets.

We may purchase securities or loans that have a higher coupon interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment expectations. However, if a security or loan is prepaid in whole or in part at a faster than expected rate, we must expense the remaining unamortized portion of the premium more quickly than previously expected. We may also be unable to identify acceptable investments to reinvest the proceeds into on a timely basis. Either of these conditions could adversely affect our profitability.

We also may purchase securities or loans that have a lower coupon interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may receive a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, we must accrete the remaining portion of the discount at a slower than expected rate, which would result in a lower than expected yield on securities and loans purchased at a discount to par.

Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our assets to decline, while most of our hedging instruments would not receive any incremental offsetting gains. We may also be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally purchase mortgages that are 120 days or more delinquent from RMBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates can be affected by conditions in the housing and financial markets that impact delinquencies on mortgage loans, GSE's cost of capital and their decisions as to when to repurchase delinquent loans, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could impact refinancing rates.

In addition, the introduction of new government programs, or changes to existing programs, could increase the availability of mortgage credit to homeowners in the United States, which could impact prepayment rates, particularly for Fannie Mae and Freddie Mac agency RMBS. To the extent that actual prepayment speeds differ from our expectations, our operating results could be adversely affected.

Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which may make it more difficult for our Manager to analyze our investment portfolio.

Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial condition and results of operations.

Recent changes to the U.S. Federal income tax code could have a material impact on the residential mortgage market, which could impact the pricing of RMBS.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”), which provides for substantial changes to the taxation of individuals and business entities, generally with an effective date of January 1, 2018. For individual taxpayers, the changes included, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions. The changes to the categories of itemized deductions include a limit on deductions of state and local income and property taxes of $10,000 and a modification to the amount of residential mortgage interest that would be deductible. The new rule would limit the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000, however mortgage debt borrowed prior to December 15, 2017 would not be affected by the reduction. In addition, home equity mortgage interest is no longer deductible. Many of the changes affecting individual taxpayers would cease to apply after December 31, 2025 and would revert to their pre-2018 form with future legislation required to make the provisions effective beyond 2025. As a result of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially. It is likely that these factors could result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, which could have a significant impact on the pricing and returns of RMBS.

The mortgage loans referenced by the CRT securities or underlying the non-agency securities in which we invest may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.

Investments in mortgage-related securities, such as CRT securities and non-agency RMBS, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.

CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants. The CRT securities issued by Fannie Mae and Freddie Mac are designed to synthetically transfer mortgage credit risk from the entities to private investors. The transactions are structured as unsecured and unguaranteed bonds issued by the GSEs whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by the GSE. CRT transactions arranged by third party market participants are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of CRT securities bears the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The return of the principal invested in CRT securities is dependent on the level of borrower defaults on the underlying pool of mortgages. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.

Residential mortgage loans underlying non-agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay the loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.

Commercial mortgage loans underlying CMBS are generally secured by multifamily or other commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, social unrest and civil disturbances.

Our investments in a mortgage servicer and MSR may expose us to additional risks.

The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau and other Federal and state agencies, and subject to significant litigation. Our failure or alleged failure to follow applicable laws and regulations could subject us to substantial costs and liabilities related to regulatory inquiries and investigations, fines or penalties, court proceedings and litigation settlements.

If we are not able to successfully manage these and other risks related to owning RCS, it may adversely affect our results of operations and financial condition.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency RMBS. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of third-party service providers related to our non-agency RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

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

The failure of servicers to effectively service the mortgage loans underlying the non-agency RMBS in our investment portfolio could materially and adversely affect us.

Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of RMBS. If a servicer goes out of business, the transfer of servicing takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, previously advanced principal and interest is often recaptured rapidly by the new servicer, which may have an adverse effect on

RMBS credit support. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted, even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

Our investments may benefit from private mortgage insurance, but this insurance may not be sufficient to cover losses.

In certain instances, non-agency mortgage loans may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans. If private mortgage insurers fail to remit insurance payments to us for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer's insolvency, we may experience a loss for the amount that was insured by such insurers, though we may maintain claims against the insurers.

Our investments may include subordinated tranches of non-agency securities or CMBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of non-agency securities or CMBS, which are subordinated classes of securities in a structure collateralized by a pool of mortgage loans and, accordingly, are among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are less actively traded and may not provide holders thereof with liquid investments. When we invest in securities that are illiquid, are unrated, have a higher risk of default or are difficult to value, such securities may be considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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

Some of our investments are rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition.

Our Manager's due diligence of potential investments may not reveal all potential liabilities and other weaknesses associated with such investments, which could lead to investment losses.

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

Our assets are not subject to any geographic, diversification or concentration limitations and we expect our assets to be concentrated in mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the concentration in our investment portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Changes in credit spreads may adversely affect our profitability.

A significant component of the fair value of CRT and non-agency securities and other credit risk oriented investments is attributable to the credit spread, or the difference between the value the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note, and the credit instrument. Credit spreads are subject to market factors and can be highly volatile. In addition, hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are generally not designed to mitigate credit spread risk. Consequently, changes in credit spreads could adversely affect our profitability and financial condition.

Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury, Federal Housing Finance Administration (“FHFA”) and other governmental and regulatory bodies may adversely affect our business.

U.S. Government actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations.

New regulatory requirements could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.

Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into master repurchase agreements with a number of financial institutions. We borrow under these agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls, where the lender requires us to pledge additional collateral. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be less liquid than other instruments, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions and we could incur substantial losses.

Our derivative agreements expose us to margin calls that could result in defaults or force us to sell assets under adverse market conditions.

As with repurchase agreements, our derivative agreements typically require that we pledge collateral to our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day. Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness above a certain threshold amount causes an event of default under the derivative agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell our investments under adverse market conditions and we could incur substantial losses.

Regulations adopted by the U.S. Commodity Futures Trading Commission (“CFTC”) and regulators of other countries could impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.

The CFTC subjects certain swaps to clearing and exchange trading requirements, margin requirements, reporting and record keeping requirements and derivative counterparties to business conduct rules. Current and future rules and regulations promulgated by the CFTC and regulators of other countries may adversely affect our ability to engage in derivative transactions or may increase the cost of our hedging activity. Increased costs and potentially higher collateral requirements could have an adverse impact on our business and results of operations.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We utilize TBA dollar roll transactions as a means of investing in and financing agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the specific securities to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.”  The agency RMBS purchased for a forward settlement date under the TBA contracts are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.”  The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions and such forward purchases of agency RMBS represent a form of off-balance sheet financing and increase our “at risk” leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency RMBS purchased for a forward settlement date under TBA contracts are priced at a premium to agency RMBS for settlement in the current month.  Additionally, sales or declines in purchases of agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation (“FICC”) we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Defaults by our repurchase agreement counterparties on their obligations to resell the underlying collateral back to us at the end of the transaction term, declines in the value of our collateral, or defaults by us on our obligations under the transaction, could cause us to lose money on repurchase transactions.

When we engage in a repurchase transaction, we initially transfer securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 days to one year, but which may have terms from one day to up to five years or more. The cash we receive when we initially sell the collateral is less than the value of that collateral, and this difference is referred to as the “haircut.” As a result, we borrow a smaller amount than the collateral we initially sell in these transactions. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction. If a counterparty defaults on an obligation to resell collateral to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities), which could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty could terminate the transaction and cease entering into other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution to continue to leverage our investment portfolio and carry out our investment strategy. We may not be able to secure a suitable replacement facility on acceptable terms or at all.

Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations should the fair value of our collateral decline. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly and our counterparties could choose to cease entering into further repurchase transactions with us.

Our rights under repurchase agreements are subject to the effects of bankruptcy laws in the event of our or our lender’s bankruptcy or insolvency.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims could be subject to significant delay and, if received, could be substantially less than the damages we incur.

Our use of derivative agreements may expose us to counterparty risk.

Certain hedging instruments are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and consequently, there may not be the same level of protections with respect to margin requirements, record keeping, segregation of customer funds and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.

For example, if an interest rate swaption counterparty fails to perform under the terms of the swaption agreement, not only could we lose potential gains because of being unable able to exercise or otherwise cash settle the agreement, we could incur a loss for the premium paid for that swaption.

Our investments in and acquisitions of healthcare and senior housing properties may be unsuccessful or fail to meet our expectations.

We are exposed to the risk that some of our healthcare real estate acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to other areas of our business. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.  We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

Decreases in the revenues or increases in the expenses of our operators or tenants could affect their ability to make payments to us.

The revenues of our operators and tenants are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent. Revenues from government reimbursement may come under pressure while operating costs continue to increase for our operators. To the extent that any decrease in revenues or increase in operating expenses result in a property not generating enough cash to make payments to us, we would have to rely upon the creditworthiness of the operator and the value of other collateral or guarantees. To the extent the value of such property is reduced, we may need to record an impairment charge. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale could adversely affect our results of operations and financial condition.

Increased competition may affect the ability of our operators or tenants to meet their obligations to us.

The healthcare industry is highly competitive. The operators of our properties compete on a local and regional basis with other properties and healthcare providers that provide comparable services. We cannot be certain that the operators of our facilities will be able to achieve and maintain occupancy levels and rental rates that will enable them to meet their obligations to us. The occupancy levels at, and rental income from, our facilities are dependent on the ability of our operators to successfully compete with other providers. In addition, our operators face an increasingly competitive labor market for skilled management personnel, nurses and other staff. An inability to attract and retain sufficient skilled management personnel and nurses and other trained personnel could negatively impact the ability of our tenants, operators and other obligors to meet their obligations to us. Any increase in labor costs and other operating expenses or any failure by our tenants or operators to attract and retain residents and qualified personnel could adversely affect our business, results of operations and financial condition.

We or our healthcare real estate operators may face litigation and may experience rising liability and insurance costs.

Litigation brought by individual patients and advocacy groups against operators of healthcare facilities can result in large damage awards for alleged abuses and may result in a material increase in the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost. Cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenues and increasing our collection and litigation costs and could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our operators for which such operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our liquidity, financial condition and results of operations.

The amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants and operators may not adequately insure against losses.

We maintain or require that our tenants and operators maintain all applicable lines of insurance on our properties and their operations. However, these insurance policies may not fully cover all losses on our properties upon the occurrence of a material judgment or catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite these policies. In addition, we may be named as a defendant in lawsuits arising from the alleged actions of our healthcare facility tenants or operators, for which claims such tenants and operators have agreed to indemnify us, but which may require our unanticipated expenditures. Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could adversely affect our results of operations and financial condition.

The failure of our operators or tenants to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect their operations and their ability to meet their obligations to us.

Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. The failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Federal and state government enforcement efforts can include inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants and operators, which, in turn, could adversely affect our business, results of operations and financial condition.

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

If our tenants do not renew their existing leases, or we have the need to replace them due to their insolvency or bankruptcy, we may be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could adversely affect our business, results of operations and financial condition.

We are exposed to the risk that our tenants, operators, or other obligors may not be able to meet the lease or other payments due us. Although our lease and management agreements give us the right to exercise certain remedies in the event of a default on the obligations owed to us or upon the occurrence of certain insolvency events, federal bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing and a debtor-lessee may reject our lease in a bankruptcy proceeding, in which case our claims for unpaid and future rents could be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent owed under the lease, and any claim we have for unpaid rent might not be paid in full.

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

Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private, third-party payors also have continued their efforts to control healthcare costs. There is no assurance that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and could adversely affect our business, results of operations and financial condition.

Healthcare industry trends away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact the revenues and profitability of our tenants and operators.

Certain of our tenants are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services, including public reporting of data on quality and preventable adverse events. Medicare, Medicaid and certain large commercial insurance payors require healthcare facilities, including hospitals and skilled nursing facilities, to report certain quality data to receive full reimbursement. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payors also require healthcare facilities to report quality data, and certain commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we are unable to predict how this trend will affect the revenues and profitability of our tenants, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability or willingness to comply with the terms of their leases with us or renew those leases upon expiration, which could adversely affect our business, results of operations and financial condition.

Controls imposed on providers of healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay could adversely affect our healthcare facility operators.

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” could affect certain of our healthcare facilities. A utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization reviews and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue, which could negatively impact the financial condition of our healthcare tenants. If so, this could adversely affect their ability and willingness to comply with the terms of their leases with us or renew those leases upon expiration, which could adversely affect our business, results of operations and financial condition.

Events that adversely affect the ability of seniors and their families to afford daily resident fees at our senior housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.

Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. A large majority of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our senior housing facilities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our senior housing facilities are unable to attract and retain seniors that have sufficient income, assets or other resources, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could adversely affect our business, results of operations and financial condition.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

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

Under federal and state environmental laws and regulations, a current or former owner or operator of real property may be liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or other environmental contaminants. In certain circumstances, environmental liability may result from the activities of a former operator of the property. Although we generally have indemnification rights against the current operators of our properties for contamination caused by them, such indemnification may not adequately cover all environmental costs. As such, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could adversely affect our business, results of operations and financial condition.

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

Potentially significant legal exposure exists for healthcare operators under state and federal laws which govern the use and disclosure of confidential patient health information and patients’ rights to access and amend their own health information. The Administrative Simplification Requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established national standards to facilitate the electronic exchange of Protected Health Information (“PHI”) and to maintain the privacy and security of PHI. These standards have a major effect on healthcare providers which transmit PHI in electronic form (e.g., healthcare claims). In particular, HIPAA established standards governing: (1) electronic transactions and code sets; (2) privacy; (3) security; and (4) national identifiers. Failure of our operators to comply could result in criminal and civil penalties, which could have a material adverse effect on the ability of our tenants to meet their obligations to us.

Title XIII of the Affordable Care Act, otherwise known as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), provides for an investment of almost $20 billion in public monies for the development of a nationwide health information technology (“HIT”) infrastructure. The HIT infrastructure is intended to improve healthcare quality, reduce costs and facilitate access to certain information. The HITECH Act also expands the scope and application of the administrative simplification provisions of HIPAA, and its implementing regulations, (i) imposing a written notice obligation upon covered entities for security breaches involving “unsecured” PHI, (ii) expanding the scope of a provider’s electronic health record disclosure tracking obligations, (iii) substantially limiting the ability of healthcare providers to sell PHI without patient authorization, (iv) increasing penalties for violations, and (v) providing for enforcement of violations by state attorneys general. While the effects of the HITECH Act cannot be predicted, the obligations imposed thereunder could have a material adverse effect on the financial condition of our operators, which could have an adverse effect on the ability of our tenants to meet their obligations to us.

Our securities investments are recorded at fair value, which may not be readily determinable or may be materially different from the value that we ultimately realize upon their disposal.

We measure the fair value of our securities investments quarterly, in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller.

Our Manager's determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. For these reasons, the fair value at which our investments are recorded may not be an indication of their realizable value. Furthermore, the ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to liquidate an asset, particularly in a forced liquidation, the realized value may be less than the amount at which such asset is recorded, which would negatively affect our results of operations and financial condition.

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

Future changes to Fannie Mae or Freddie Mac may create market uncertainty and may reduce the actual or perceived credit quality of securities issued or guaranteed by these agencies. If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower delinquencies or a servicer's failure to remit borrower payments to the trust and trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency RMBS.

As a result, such laws or changes could increase the risk of loss on our investments in agency mortgage investments guaranteed by Fannie Mae or Freddie Mac or adversely impact the market for such securities and spreads at which they trade and could materially and adversely affect our financial condition and results of operations.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Prior to making investments in RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. Any extension of foreclosure timelines can increase the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS.

The lack of liquidity in our investments may adversely affect our business.

We may invest in securities, whole loans or other instruments that are not liquid or that could become illiquid. It may be difficult or impossible to obtain third party valuations on these investments and validating pricing for these instruments may be more subjective than more liquid investments. The lack of liquidity for certain asset classes may make it difficult for us to sell such investments should the need or desire arise. In addition, if we are required to liquidate all or a portion of our investment portfolio quickly, we may realize significant losses. As a result, our ability to change our investment portfolio in response to changing market conditions may be limited, which could adversely affect our results of operations and financial condition.

Additionally, legislation and regulations could limit certain market participants' abilities to make markets in certain securities, including non-agency RMBS, which could significantly reduce liquidity within these markets, making it more difficult for us to sell such investments.

We rely on information technology in our operations, and any material failure, inadequacy or interruption could disrupt our business and result in the loss of confidential information.

We rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes. We purchase some of our information technology from vendors and rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential data. While we select third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services, failure to handle current or higher volumes, cyber-attacks and other security breaches could adversely affect our ability to conduct our business.

While we employ measures to protect the security of our information systems and data, it is possible that these measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of information in the event of cyber-attacks. In some cases, it may be difficult to anticipate or immediately detect a security breach and the damage caused. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationship with Our Manager

There are conflicts of interest in our relationship with our Manager.

Because we have no employees except for employees of our wholly-owned subsidiary RCS, our Manager is responsible for making our investment decisions. Certain of our Manager's employees do not devote their time exclusively to us, as our Manager is a wholly-owned subsidiary of AGNC, a publicly-traded mortgage REIT that invests in similar asset classes, including agency and non-agency mortgage investments, and may compete with us for investment opportunities.

As of February 22, 2018, AGNC owned 5.7% of our outstanding shares of common stock.  As a stockholder, AGNC also has the right to receive dividends and vote in a manner that it determines in its sole discretion on any matter that comes before our stockholders for vote.  In evaluating investments and other management strategies, our Manager may seek to maximize our distributable income at the expense of other criteria, such as preservation of capital or risk mitigation. Such an emphasis could result in increased risk to the value of our invested portfolio.  Although there is no assurance that it will do so, AGNC may acquire additional shares of our stock or sell its shares in us at any time.  To the extent AGNC sells some of its shares, our Manager’s interests may be less aligned with our interests.

Although our Manager and its affiliates have policies in place that seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocation of certain types of securities that meet our investment objectives and those of affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers of our Manager and its affiliates face in making investment decisions. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager.

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

Furthermore, if we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the termination date, for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of our Manager's officers; therefore, if the management agreement is terminated without cause, we may be unable to execute our business plan.

Our management agreement was not originally negotiated on an arm's-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.

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

Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our “Equity” (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during that period. The amount of the monthly management fee is equal to one-twelfth of 1.50% of our Equity and, therefore, is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, the value of our common stock could potentially increase if we repurchase shares at a discount to our net asset value per common share and the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. This conflict of interest could harm the market price of our common stock.

Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

The management agreement provides that our Manager will not assume any responsibility other than to provide the services specified in the management agreement. The agreement further provides that our Manager is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. In addition, our Manager and its respective affiliates, managers, officers, directors and employees will be held harmless from, and indemnified by us against, certain liabilities on customary terms.

Our results are dependent upon the efforts of our Manager.

Our Manager's success, which is determinative of our own success, depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our targeted investment strategies and then identifying and consummating them on favorable terms, the level and volatility of interest rates, its ability to access on our behalf short-term and long-term financing on favorable terms and conditions in the financial markets, real estate market and the economy, as to which no assurances can be given. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.

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

If we fail to qualify as a REIT in any tax year, we would be subject to U.S. federal and state corporate income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income.  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.

If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest U.S. Federal corporate tax rate in effect at the time of the failure if that amount exceeds $50,000 per failure, and, in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT or it could otherwise adversely affect REITs and their stockholders.

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

The recently enacted TCJA makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a "sunset" provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders.

Revisions in Federal tax laws and interpretations thereof could affect or cause us to change our investments and affect the tax considerations of an investment in us.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, for U.S. federal and state corporate income tax not to apply to earnings that we distribute. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.  We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required. In this case, we could elect for our stockholders to include their proportionate share of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase the adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash, or the deductibility of expenses and the actual payment of cash in respect of those expenses, may occur. For example, if we purchase mortgage securities at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. In addition, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. Moreover, we are not allowed to reduce our taxable income for a net capital loss incurred; instead, the net capital loss may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. If we do not have funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay income taxes in excess of cash dividends received.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. Federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

•	A 100% tax on certain transactions between us and our TRSs that do not reflect arm's-length terms.

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize a gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation.

•	A 100% tax on net income and gains from “prohibited transactions.”

•	Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for Federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us to remain qualified as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To remain qualified as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to remove otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.

We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

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

The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to remain qualified as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including cases where we own an equity interest in an entity that is classified as a partnership for Federal income tax purposes.

The tax on prohibited transactions could limit our ability to engage in certain transactions.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for Federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or are treated as owning) at the REIT level will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level that might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither dividend distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock;

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the form of future securitizations.

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

The lease of qualified healthcare properties to a taxable REIT subsidiary is subject to special requirements.

We may lease qualified healthcare properties to a TRS, which hires a manager to manage the healthcare operations at these properties. The lease revenues from this structure are treated as rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified healthcare property with a TRS and (2) the manager qualifies as an eligible independent contractor, as defined in the Code. If any of these conditions are not satisfied, then the rents may not be treated as revenues from real property.

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

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consists of “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and (ii) at least 80% of our investment portfolio consists of qualifying real estate interests plus “real estate-related assets.”

The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement, we treat agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. Our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments, and we may be precluded from acquiring higher yielding securities. Most importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price and trading volume of our common stock may be highly volatile and subject to wide fluctuations. Price variations may be unrelated to our operating performance. If the market price of our common stock declines significantly, stockholders may be unable to resell shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise additional equity capital.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to our operating performance;

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

Future offerings of debt securities, which would rank senior to our common and preferred upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, if any, preferred stock and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

We intend to pay quarterly dividends to our common stockholders in an amount that all or substantially all of our taxable income is distributed within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for Federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

An increase in market interest rates may cause a material decrease in the market price of our common stock.

Market interest rate fluctuations and capital market conditions can have a significant adverse effect on the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other investments paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our charter, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock.

Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our charter, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, falls below such decreased stock ownership limit, any further acquisition of our common or capital stock will be in violation of the decreased stock ownership limit.

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

Anti-takeover provisions in our charter and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock.

Provisions in our charter and bylaws may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our stockholders. We could issue a series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. These anti-takeover provisions in our charter and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our charter and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.

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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) owns investment properties in Texas, Louisiana, Minnesota, Wisconsin, Utah, Virginia and Georgia with a total investment of $267.8 million. RCS operates from leased office space in Fort Worth, Texas.

Our executive and administrative office is located in Bethesda, Maryland in office space shared with our Manager.
Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices
Our common stock is listed on The Nasdaq Global Select Market under the symbol “MTGE.” As of February 1, 2018, we had 82 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
The following table sets forth the range of quarterly high and low sales prices of our common stock as reported on The Nasdaq Global Select Market for the years ended December 31, 2017 and 2016.

	Common Stock
Period	High	Low
2017
Fourth Quarter	$19.90	$17.65
Third Quarter	$20.00	$18.45
Second Quarter	$19.65	$16.35
First Quarter	$17.05	$15.50

2016
Fourth Quarter	$17.40	$15.40
Third Quarter	$17.77	$15.45
Second Quarter	$16.11	$14.31
First Quarter	$14.79	$12.01
Dividends Declared
The following table summarizes quarterly dividends declared on our common stock for the years ended December 31, 2017 and 2016 and their related tax characterization (in thousands except per share data):

				Tax Characterization of Dividends
Declaration Date	Record Date	Payment Date	Dividend Per Share	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
December 14, 2017	December 29, 2017	January 9, 2018	$0.50	$0.50	$—	$—
September 13, 2017	September 29, 2017	October 27, 2017	0.45	0.45	—	—
June 15, 2017	June 30, 2017	July 27, 2017	0.45	0.45	—	—
March 16, 2017	March 31, 2017	April 27, 2017	0.45	0.45	—	—
December 15, 2016	December 30, 2016	January 27, 2017	0.40	0.40	—	—
September 15, 2016	September 30, 2016	October 27, 2016	0.40	0.40	—	—
June 13, 2016	June 30, 2016	July 27, 2016	0.40	0.40	—	—
March 17, 2016	March 31, 2016	April 27, 2016	0.40	0.40	—	—
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
The following table provides information as of December 31, 2017 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	17,415		862,277
Equity compensation plans not approved by security holders	—	—	—
Total	17,415	$—	862,277
__________
(1) Represents unvested restricted stock units awarded to our independent directors including accrued dividend equivalent shares.

Performance Graph
The following graph compares a stockholder's cumulative total return, assuming $100 invested at December 31, 2012, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; and (iv) an index of selected issuers in our residential mortgage-related REIT Peer Group composed of AG Mortgage Investment Trust Inc, Chimera Investment Corporation, Dynex Capital Inc., Invesco Mortgage Capital Inc., MFA Financial, Inc., Two Harbors Investment Corp and Western Asset Mortgage Capital Corp. (collectively, the “Peer Group”).

Date	MTGE Investment Corp.	S&P 500	FTSE NAREIT Mortgage REITS	Peer Group
12/31/2012	$100.00	$100.00	$100.00	$100.00
12/31/2013	$86.08	$132.39	$98.04	$104.58
12/31/2014	$106.05	$150.51	$115.57	$127.21
12/31/2015	$87.95	$152.59	$105.31	$116.69
12/31/2016	$109.41	$170.84	$129.38	$153.10
12/31/2017	$142.40	$208.14	$154.98	$186.82

Item 6. Selected Financial Data
The following selected financial data are derived from our audited consolidated financial statements for the five years ended December 31, 2017. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K (in thousands, except per share amounts).

		December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Agency securities, at fair value	$3,758,181	$2,803,168	$3,217,252	$4,384,139	$5,641,682
Non-agency securities, at fair value	$872,084	$1,134,469	$1,557,671	$1,168,834	$1,011,217
Healthcare real estate assets (1)	$262,833	$93,266	$—	$—	$—
Total assets	$5,953,036	$4,797,155	$5,482,402	$7,031,252	$8,397,865
Financing arrangements	$4,050,219	$3,311,043	$4,107,615	$5,423,630	$7,158,192
Total liabilities	$4,947,414	$3,864,110	$4,491,290	$5,855,283	$7,295,145
Total stockholders' equity	$1,005,107	$932,730	$991,112	$1,175,969	$1,102,720
Net asset value per common share	$20.75	$19.17	$19.66	$21.91	$21.47

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Interest income	$143,648	$147,770	$174,118	$183,358	$255,699
Interest expense	(52,526)	(39,582)	(30,800)	(28,631)	(38,754)
Net interest income	91,122	108,188	143,318	154,727	216,945
Net servicing loss	(5,337)	(17,690)	(17,367)	(15,213)	(4,139)
Net healthcare investment income	5,862	659	—	—	—
Other gains (losses)	90,158	(23,844)	(139,062)	45,265	(270,676)
Expenses	(21,029)	(23,767)	(25,205)	(25,362)	(25,921)
Benefit from (provision for) income tax, net	550	125	(42)	(238)	(679)
Net income (loss)	161,326	43,671	(38,358)	159,179	(84,470)
Dividend on preferred stock	(4,468)	(4,468)	(4,468)	(2,718)	—
Noncontrolling interest in net income	9	(2)	—	—	—
Net income (loss) to common shareholders	$156,867	$39,201	$(42,826)	$156,461	$(84,470)

Net income (loss) per common share - basic and diluted	$3.42	$0.85	$(0.85)	$3.06	$(1.59)
Weighted average common shares - basic	45,805	46,005	50,506	51,176	53,015
Weighted average common shares - diluted	45,811	46,008	50,519	51,192	53,015

Dividends declared per common share	$1.85	$1.60	$1.80	$2.60	$3.05
————————

(1)	Includes $5.8 million of goodwill recorded in other assets on the consolidated balance sheets.

Key Statistics
The table below presents key statistics for the five years ended December 31, 2017 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Ending agency securities, at fair value	$3,758,181	$2,803,168	$3,217,252	$4,384,139	$5,641,682
Ending agency securities, at cost	$3,793,080	$2,836,564	$3,235,938	$4,374,729	$5,820,194
Ending agency securities, at par	$3,602,606	$2,703,884	$3,073,198	$4,190,407	$5,573,593
Average agency securities, at cost	$3,297,347	$3,028,307	$3,817,686	$4,759,753	$7,352,882
Average agency securities, at par	$3,138,987	$2,879,328	$3,641,760	$4,562,017	$6,996,922

Ending non-agency securities, at fair value	$872,084	$1,134,469	$1,557,671	$1,168,834	$1,011,217
Ending non-agency securities, at cost	$779,629	$1,079,363	$1,543,113	$1,111,123	$927,131
Ending non-agency securities, at par	$911,707	$1,265,040	$1,759,482	$1,373,652	$1,526,918
Average non-agency securities, at cost	$862,369	$1,270,040	$1,361,149	$971,412	$788,260
Average non-agency securities, at par	$1,011,942	$1,469,365	$1,602,128	$1,458,861	$1,334,104

Net TBA portfolio - as of period end, at fair value	$1,733,152	$900,316	$44,988	$271,617	$(774,840)
Net TBA portfolio - as of period end, at cost	$1,731,401	$918,805	$44,181	$259,985	$(775,859)
Average net TBA portfolio, at cost	$1,729,240	$562,934	$112,907	$685,683	$559,724

Average total assets, at fair value	$5,533,147	$4,949,469	$6,460,150	$7,231,528	$9,706,830
Average agency and non-agency repurchase agreements and advances	$3,524,792	$3,677,854	$4,500,978	$4,989,896	$7,222,101
Average stockholders' equity	$978,699	$962,440	$1,120,068	$1,165,952	$1,208,812

Average coupon	3.56%	3.33%	3.17%	2.96%	3.11%
Average asset yield	3.43%	3.42%	3.36%	3.19%	3.14%
Average asset yield excluding “catch-up” premium amortization	3.48%	3.47%	3.34%	3.25%	3.03%
Average cost of funds (1)	1.70%	1.35%	1.05%	0.98%	1.10%
Average net interest rate spread	1.73%	2.07%	2.31%	2.21%	2.03%
Average net interest rate spread, excluding “catch-up” premium amortization	1.78%	2.12%	2.29%	2.27%	1.93%
Average net interest rate spread, including TBA dollar roll, excluding “catch-up” premium amortization	1.87%	2.16%	2.35%	2.34%	1.91%
Average coupon as of period end	3.67%	3.35%	3.31%	3.06%	2.94%
Average asset yield as of period end	3.44%	3.70%	3.60%	3.24%	3.18%
Average repurchase agreement/ FHLB funding rate as of period end	1.71%	1.26%	0.88%	0.61%	0.56%
Effective swap net pay rate as of period end	0.20%	0.43%	0.93%	1.01%	0.94%

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Average actual CPR for agency securities held during the period	9.6%	11.4%	9.4%	7.6%	6.5%
Average projected life CPR for agency securities as of period end	8.4%	8.1%	8.5%	8.2%	7.3%

Leverage - average during the period (2)	4.0x	4.1x	4.3x	4.7x	6.0x
Leverage - average during the period, including net TBA position	5.9x	4.7x	4.4x	5.3x	6.3x
Leverage - as of period end (3)	4.2x	3.7x	4.4x	4.4x	5.9x
Leverage - as of period end, including net TBA position	6.2x	4.8x	4.5x	4.6x	5.1x

Expenses % of average total assets - annualized	0.4%	0.5%	0.4%	0.4%	0.3%
Expenses % of average stockholders' equity - annualized	2.1%	2.5%	2.3%	2.2%	2.1%
Net asset value per common share as of period end	$20.75	$19.17	$19.66	$21.91	$21.47
Dividends declared per common share	$1.85	$1.60	$1.80	$2.60	$3.05
Economic return (loss) on common equity - annualized	17.9%	5.6%	(2.1)%	13.7%	(7.0)%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements and healthcare real estate financing.

(2)
Leverage during the period was calculated by dividing the Company's daily weighted average agency and non-agency financing agreements for the period by the Company's average month-ended stockholders' equity for the period less investments in RCS and healthcare real estate. Leverage excludes U.S. Treasury repurchase agreements.

(3)
Leverage at period end was calculated by dividing the sum of the amount outstanding under the Company's agency and non-agency financing agreements, and the net receivable/payable for unsettled securities at period end by the Company's stockholders' equity at period end less investments in RCS and healthcare real estate. Leverage excludes U.S. Treasury repurchase agreements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2017. Our MD&A is presented in the following sections:
•Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net asset value appreciation. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.
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
Trends and Recent Market Impacts
Economic conditions in the U.S. and abroad continued to improve throughout 2017, and long-term interest rates remained remarkably stable. Against this backdrop, investors generally favored higher risk assets, as evidenced by the strong performance of equities and tighter credit spreads throughout much of the fixed income market. Agency RMBS spreads, on the other hand, widened modestly during the first three quarters of the year versus benchmark interest rates in anticipation of the Fed's reduction of its agency RMBS holdings. In September 2017, the Fed announced the details of its plan to gradually reduce the reinvestment of proceeds from its agency RMBS holdings beginning in October 2017. Following the announcement, the price of our agency RMBS appreciated relative to our hedge instruments, causing spreads to narrow somewhat in the fourth quarter of the year.
Favorable U.S. residential housing market fundamentals and significant investor demand for credit-centric assets led to the strong performance of our non-agency securities during 2017. In response to improved valuations and the corresponding downward revision to projected returns, we sold a subset of our non-agency securities and re-allocated the capital to more attractive investment opportunities in the agency RMBS and healthcare real estate sectors. As such, the percentage of capital allocated to non-agency investments declined to 29% at year-end from 41% as of December 31, 2016. Our capital allocated to agency RMBS increased to 62% as of December 31, 2017, up from 52% as of December 31, 2016, while our capital allocated to healthcare assets increased to 9% as of December 31, 2017, up from 3% as of December 31, 2016.
In response to generally favorable investment opportunities, we increased our agency RMBS leverage to 8.1x as of December 31, 2017 from 6.9x as of December 31, 2016. Our aggregate mortgage securities portfolio leverage was 6.2x as of December 31, 2017, up from 4.8x as of December 31, 2016
The strong performance of both agency and non-agency RMBS during the year increased our net asset value to $20.75 per common share as of December 31, 2017, from $19.17 per common share at the beginning of the year, an increase of 8.2% for 2017. Combining the $1.58 per common share increase in net asset value with the $1.85 of dividends paid per common share, MTGE generated an economic return on common equity of 17.9% for the year.
Throughout 2017, the Fed continued to gradually increase short-term interest rates, raising the federal funds rate three times for a total of 75 basis points. Over the same period, the yield on the 10-year U.S. Treasury note was relatively stable, declining just 2 basis points. As a result, the yield differential between short term Treasury rates and long-term Treasury rates narrowed, or flattened, significantly. This yield curve flattening and our reduced capital allocation to non-agency securities led to a reduction in our average net interest margin to 1.87% for 2017 from 2.16% for 2016, inclusive of our TBA position and excluding "catch-up" premium amortization due to changes in our constant prepayment rate forecasts.
Within the healthcare sector, skilled nursing and senior living facilities continue to benefit from favorable demographic trends, including the substantial growth in the U.S. population aged 75 and older. This growth in the elderly population, coupled with the already high utilization rates at these facilities, provides a strong foundation for this sector. In addition, investments in these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) has completed healthcare real estate acquisitions with a combined asset value of $282 million as of December 31, 2017.
Our funding position remained favorable during 2017, as generally higher borrowing costs following the Fed’s rate increases were partially offset by lower costs on our interest rate swap position. Our aggregate cost of funds, which includes our repo cost, the implied funding cost associated with our TBA position and our swap costs, was 1.46% for 2017, up from 1.25% for 2016.
During 2017, we generally believed interest rates were likely to increase, given improving underlying economic fundamentals and a reduction in quantitative easing measures by central banks. As such, we reduced our exposure to higher interest rates by lowering our net duration gap, which is a measure of the mismatch between the interest rate sensitivity of our assets and the interest rate sensitivity of our liabilities and hedges, to 0.6 years as of December 31, 2017, from 1.1 years as of December 31, 2016. As part of our interest rate risk management strategy, we also maintained a relatively large interest rate hedge position, with our interest rate hedges totaling 86% of our funding liabilities and net TBA position as of December 31, 2017. Given the likelihood of further Fed Funds rate increases, we expect to maintain a relatively high interest rate hedge ratio and a modest duration gap over the near to intermediate term.
During the first quarter of 2017, our mortgage servicing subsidiary, Residential Credit Solutions, Inc. (“RCS”), sold its portfolio of MSR and commenced winding down operations. During 2017, RCS recorded $2.8 million in servicing revenues and $8.1 million in servicing expenses.
Looking ahead, we believe strong underlying fundamentals in the U.S. conforming housing market, such as low unemployment levels, low mortgage rates, expanding credit availability, and favorable demographics, will continue to benefit our non-agency investment portfolio. Additionally, while agency RMBS investments appear attractively priced relative to other fixed income instruments, we believe Agency RMBS spreads could widen further and interest rates could trend somewhat higher. We will continue to opportunistically increase our leverage when we believe the risk-adjusted returns are appropriate. Finally, we expect MTGE’s investments in the healthcare sector to represent an increasing share of our capital as these investments continue offer attractive risk-adjusted returns.

The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since December 31, 2016:

Interest Rate / Security (1)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
LIBOR:
1-Month	1.56%	1.23%	1.22%	0.98%	0.77%
3-Month	1.69%	1.33%	1.30%	1.15%	1.00%
U.S. Treasury Securities:
2-Year U.S. Treasury	1.89%	1.48%	1.38%	1.26%	1.20%
5-Year U.S. Treasury	2.21%	1.93%	1.89%	1.93%	1.92%
10-Year U.S. Treasury	2.41%	2.33%	2.30%	2.39%	2.43%
Interest Rate Swap Rates:
2-Year Swap Rate	2.08%	1.73%	1.61%	1.62%	1.46%
5-Year Swap Rate	2.24%	2.00%	1.95%	2.06%	1.96%
10-Year Swap Rate	2.40%	2.28%	2.27%	2.39%	2.32%
30-Year Fixed Rate Agency Price:
3.5%	$102.70	$103.09	$102.70	$102.29	$102.50
4.0%	$104.59	$105.27	$105.12	$104.90	$105.13
4.5%	$106.40	$107.33	$107.27	$107.24	$107.51
15-Year Fixed Rate Agency Price:
2.5%	$99.88	$100.69	$100.53	$100.03	$100.20
3.0%	$101.88	$102.75	$102.64	$102.51	$102.62
3.5%	$103.23	$104.14	$104.06	$104.06	$104.17
 ________________________

(1)
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

For the estimated impact of changes in interest rates and mortgage spreads on our net asset value please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A of this Annual Report on Form 10-K.

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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
30-Year Lower Loan Balance (3):
3.0%	$0.41	$0.45	$0.41	$0.38	$0.23
3.5%	$0.81	$0.89	$0.83	$0.72	$0.72
4.0%	$1.69	$1.69	$1.47	$1.20	$1.08
30-Year HARP (4):
3.5%	$0.03	$0.16	$0.16	$0.16	$0.16
4.0%	$0.17	$0.50	$0.50	$0.47	$0.44
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

Share Repurchases
Under our stock repurchase plan, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to only repurchase shares under the stock repurchase plan when the repurchase price is less than its estimate of its then current net asset value per common share.

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock.
Summary of Critical Accounting Estimates

Our critical accounting estimates relate to the fair value of our investments and derivatives and the recognition of interest income. Certain of these items involve estimates that require our manager to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

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

FINANCIAL CONDITION
As of December 31, 2017, our investment portfolio with a notional fair value of $6.6 billion was comprised of $3.8 billion of agency RMBS, $1.7 billion of net long TBA securities, $0.9 billion of non-agency securities and $0.3 billion of healthcare real estate investments.

	December 31,
	2017	2016
Securities investments:
Agency RMBS	$3,758,181	$2,803,168
TBA notional fair value	1,733,152	900,316
Non-agency securities	872,084	1,134,469
Total securities investments	$6,363,417	$4,837,953
Agency and non-agency securities funding	$3,863,719	$3,244,516
At risk securities leverage	6.2x	4.8x

Healthcare investments:
Real estate related assets, including net working capital	$281,827	$102,868
Notes payable, net of deferred financing costs	$186,500	$66,527
Healthcare leverage	2.0x	1.9x

Total assets	$5,953,036	$4,797,155
Total liabilities	$4,947,414	$3,864,110
Total stockholders' equity	$1,005,107	$932,730
Net asset value per common share	$20.75	$19.17
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,587,575	$2,612,063	$2,485,055	3.63%	2.78%
Freddie Mac	1,170,606	1,181,017	1,117,551	3.75%	2.89%
Agency RMBS total	3,758,181	3,793,080	3,602,606	3.67%	2.82%
Non-agency securities	872,084	779,629	911,707	3.73%	6.59%
Total	$4,630,265	$4,572,709	$4,514,313	3.67%	3.44%

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,177,517	$2,201,824	$2,103,244	3.49%	2.71%
Freddie Mac	625,651	634,740	600,640	3.60%	2.69%
Agency RMBS total	2,803,168	2,836,564	2,703,884	3.52%	2.71%
Non-agency securities	1,134,469	1,079,363	1,265,040	3.00%	6.31%
Total	$3,937,637	$3,915,927	$3,968,924	3.35%	3.70%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 8.4% and 8.1% as of December 31, 2017 and 2016, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased 11 basis points from December 31, 2016 to December 31, 2017. The increase in average agency yield was due primarily to an increased allocation to 30-year securities.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2017 (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$31,438	$31,421	$31,405	2.44%	8.8%
3.0%	169,991	171,384	166,572	2.17%	9.4%
3.5%	141,410	142,448	136,503	2.30%	10.4%
4.0%	93,679	94,528	89,635	2.17%	11.4%
4.5%	7,841	7,883	7,457	2.58%	10.8%
≤ 15-year total	444,359	447,664	431,572	2.24%	10.1%
20-year
3.0%	55,360	55,876	54,349	2.34%	10.8%
3.5%	67,410	66,699	64,799	2.82%	10.2%
5.0%	1,116	1,135	1,038	2.20%	16.7%
20-year total	123,886	123,710	120,186	2.60%	10.5%
30-year
3.0%	11,077	10,966	11,071	3.12%	7.1%
3.5%	1,396,687	1,417,768	1,350,308	2.78%	7.2%
4.0%	1,601,321	1,612,878	1,514,426	3.02%	8.4%
4.5%	52,203	52,637	48,208	3.07%	8.2%
30-year total	3,061,288	3,094,249	2,924,013	2.91%	7.9%
Pass through agency RMBS	3,629,533	3,665,623	3,475,771	2.82%	8.2%
Agency CMO and other	51,535	51,662	50,115	2.81%	2.1%
Total fixed-rate agency RMBS	3,681,068	3,717,285	3,525,886	2.82%	8.1%
Adjustable rate agency RMBS	77,113	75,795	76,720	2.86%	20.6%
Total agency RMBS	$3,758,181	$3,793,080	$3,602,606	2.82%	8.4%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$38,679	$38,453	$38,430	2.44%	8.5%
3.0%	170,483	170,760	165,600	2.13%	9.3%
3.5%	145,474	145,449	138,882	2.27%	9.8%
4.0%	121,946	121,772	114,950	2.18%	11.0%
4.5%	10,182	10,176	9,584	2.60%	10.6%
≤ 15-year total	486,764	486,610	467,446	2.22%	9.8%
20-year
3.0%	63,143	64,046	62,174	2.34%	9.9%
3.5%	82,399	81,492	79,101	2.84%	9.6%
5.0%	1,532	1,544	1,409	2.23%	16.7%
20-year total	147,074	147,082	142,684	2.62%	9.8%
30-year
3.0%	198,782	197,946	199,809	3.11%	5.1%
3.5%	1,228,590	1,256,364	1,191,142	2.72%	7.2%
4.0%	579,557	587,998	547,289	2.92%	7.6%
4.5%	53,590	53,938	49,339	3.12%	7.6%
30-year total	2,060,519	2,096,246	1,987,579	2.82%	7.1%
Pass through agency RMBS	2,694,357	2,729,938	2,597,709	2.70%	7.8%
Agency CMO	17,178	17,227	15,569	2.82%	6.9%
Total fixed-rate agency RMBS	2,711,535	2,747,165	2,613,278	2.70%	7.8%
Adjustable rate agency RMBS	91,633	89,399	90,606	2.85%	17.4%
Total agency RMBS	$2,803,168	$2,836,564	$2,703,884	2.71%	8.1%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 79% (not including our net long TBA position) as of December 31, 2017 as detailed in the following table (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$588,217	$594,839	$568,348	3.56%	2.81%	8.0%
Lower loan balance (2)	2,303,047	2,330,173	2,200,991	3.72%	2.76%	8.1%
Other	738,269	740,611	706,432	3.79%	2.99%	8.9%
Pass through agency RMBS	3,629,533	3,665,623	3,475,771	3.70%	2.82%	8.2%
Agency CMO and other	51,535	51,662	50,115	3.01%	2.81%	2.1%
Total fixed-rate agency RMBS	3,681,068	3,717,285	3,525,886	3.69%	2.82%	8.1%
Adjustable rate agency RMBS	77,113	75,795	76,720	2.55%	2.86%	20.6%
Total agency RMBS	$3,758,181	$3,793,080	$3,602,606	3.67%	2.82%	8.4%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 123% and 128% for 15-year and 30-year securities, respectively, as of December 31, 2017. Includes $355.0 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,996 and $106,244 for 15-year and 30-year securities, respectively, as of December 31, 2017.

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

TBA Investments

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2017, our net long TBA position had a notional market value of $1.7 billion and a net carrying value of $1.8 million reported in derivative assets/(liabilities) on our consolidated balance sheets.

The following tables summarize our net long and (short) TBA positions as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$152,500	$152,342	$152,135	$(207)
3.0%	164,329	167,678	167,266	(412)
3.5%	(1,200)	(1,240)	(1,239)	1
Subtotal	315,629	318,780	318,162	(618)
30-Year
3.0%	525,660	523,815	525,057	1,242
3.5%	659,506	675,182	676,598	1,416
4.0%	181,745	190,334	190,093	(241)
4.5%	21,846	23,290	23,242	(48)
Subtotal	1,388,757	1,412,621	1,414,990	2,369
Portfolio total	$1,704,386	$1,731,401	$1,733,152	$1,751

	December 31, 2016
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$247,977	$250,695	$248,357	$(2,338)
3.0%	31,952	32,953	32,760	(193)
Subtotal	279,929	283,648	281,117	(2,531)
30-Year
3.0%	378,200	391,402	375,714	(15,688)
3.5%	(133,828)	(136,618)	(137,253)	(635)
4.0%	340,623	357,640	358,037	397
4.5%	21,117	22,733	22,701	(32)
Subtotal	606,112	635,157	619,199	(15,958)
Portfolio total	$886,041	$918,805	$900,316	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Notional market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

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
The following tables summarize our non-agency securities portfolio as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$143,329	$9,342	$(12)	$133,999	$(13,893)	$147,892	3.77%	5.66%
CRT	322,819	18,346	—	304,473	16,011	288,462	5.34%	5.23%
Alt-A	286,953	51,123	(774)	236,604	(112,305)	348,909	2.69%	8.93%
Option-ARM	86,886	13,114	—	73,772	(21,044)	94,816	1.79%	6.58%
Subprime	13,374	929	—	12,445	(683)	13,128	5.20%	5.97%
CMBS	18,723	387	—	18,336	(164)	18,500	5.68%	6.03%
Total	$872,084	$93,241	$(786)	$779,629	$(132,078)	$911,707	3.73%	6.59%
————————

(1)
Coupon rates are floating, except for $11.8 million, $0.9 million, $12.2 million, $13.4 million, $18.7 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2017.

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
————————

(1)
Coupon rates are floating, except for $11.8 million, $22.3 million, $57.5 million and $17.7 million fair value of fixed-rate prime, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2016.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$302,797	$258,501	3.11%	8.31%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	398,712	361,649	4.33%	5.97%	487,540	455,263	2.27%	6.72%
> 7 years	170,575	159,479	3.61%	5.18%	316,422	301,565	4.10%	6.28%
Total	$872,084	$779,629	3.73%	6.59%	$1,134,469	$1,079,363	3.00%	6.31%

Our non-agency securities are subject to risk of loss of principal and interest payments. As of December 31, 2017, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. The following table summarizes the credit ratings of our non-agency securities as of December 31, 2017 and 2016:

	December 31,
Credit Rating (1)	2017	2016
AA	1%	1%
A	1%	1%
BBB	7%	2%
BB	14%	10%
B	17%	18%
Below B	30%	35%
Not Rated	30%	33%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 75% and 77% as of December 31, 2017 and 2016, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of December 31, 2017 and 2016, 7% and 13%, respectively, of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 3% and 9% as of December 31, 2017 and 2016, respectively.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of December 31, 2017 and 2016 (fair value dollars in thousands):

December 31, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$143,329	$85.51	136	71%	738	8%	18%
CRT	322,819	101.63	32	76%	754	—%	11%
Alt-A	286,953	64.36	145	76%	708	12%	15%
Option-ARM	86,886	71.96	139	76%	704	15%	11%
Subprime	13,374	93.28	153	77%	604	18%	12%
CMBS	18,723	98.92	14	55%	NA	—%	—%
Total	$872,084	$83.06	98	75%	713	7%	13%

December 31, 2016
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$181,267	$86.19	124	71%	738	7%	23%
CRT	317,532	100.34	27	75%	755	—%	22%
Alt-A	345,586	65.95	134	76%	710	13%	17%
Option-ARM	180,169	76.67	128	76%	705	18%	9%
Subprime	92,195	99.17	122	100%	587	57%	13%
CMBS	17,720	98.84	2	55%	NA	—%	—%
Total	$1,134,469	$81.88	98	77%	705	13%	18%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the five states with the largest geographic concentrations of underlying mortgages as of December 31, 2017 and 2016:

	December 31,
	2017	2016
California	34%	36%
Florida	7%	8%
New York	4%	5%
Virginia	5%	4%
Maryland	4%	4%
Total	54%	57%

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

As of December 31, 2017, CHI had real estate investments net of accumulated depreciation of $281.8 million which are financed through secured debt. As of December 31, 2017, CHI had fixed rate debt with a principal amount of $138.8 million, a weighted average maturity of 25.6 years and a weighted average interest rate of 3.80% and floating rate debt with a principal amount of $50.3 million, a weighted average maturity of 0.8 years and a weighted average interest rate of 4.34%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs.

Securities Financing and Hedging
As of December 31, 2017 and 2016, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,307,662	1.54%	114	$2,215,151	1.00%	159
Non-agency securities	556,057	2.72%	24	755,665	2.23%	23
Total repurchase agreements	$3,863,719	1.71%	101	$2,970,816	1.31%	125
The following table summarizes our borrowings under repurchase arrangements as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,341,712	1.91%	17	$1,304,341	1.52%	15
> 1 to ≤ 2 months	1,334,493	1.55%	40	830,099	1.16%	41
> 2 to ≤ 3 months	295,204	1.76%	76	508,047	1.07%	78
> 3 to ≤ 6 months	334,372	1.51%	123	63,329	0.93%	114
> 6 to ≤ 12 months	292,938	1.57%	256	—	N/A	N/A
> 12 months	265,000	1.80%	658	265,000	1.32%	1023
Total repurchase agreements	$3,863,719	1.71%	101	$2,970,816	1.31%	125

The Company's FHLB advances matured and were repaid in full in February 2017, coinciding with the termination of the Company's captive insurance subsidiary's FHLB membership.

The following table summarizes our interest rate swap agreements outstanding as of December 31, 2017 and 2016, (dollars in thousands):

Current Maturity Date (1)	December 31, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,500,000	1.26%	1.46%	1.3	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	985,000	1.79%	1.47%	4.0	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	350,000	1.78%	1.40%	5.7	510,000	1.78%	0.89%	5.8
> 7 years	695,000	2.26%	1.47%	9.9	125,000	2.08%	0.91%	9.7
Total	$3,530,000	1.65%	1.46%	4.2	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.4 billion and $0.2 billion with deferred start dates averaging 0.1 years and 0.2 years from December 31, 2017 and 2016, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.58% and 1.35% as of December 31, 2017 and 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
The following tables present certain information about our interest rate swaption agreements as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three years ended December 31, 2017 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Agency securities	$88,223	$77,798	$99,042
Non-agency securities	54,400	69,391	74,789
Other	1,025	581	287
Interest expense	(52,526)	(39,582)	(30,800)
Net interest income	91,122	108,188	143,318

Servicing:
Servicing income	2,789	21,308	48,638
Servicing expense	(8,126)	(38,998)	(66,005)
Net servicing loss	(5,337)	(17,690)	(17,367)

Healthcare real estate:
Healthcare real estate income	24,431	6,059	—
Healthcare real estate expense	(18,569)	(5,400)	—
Net healthcare investment income	5,862	659	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(243)	3,775	(2,790)
Realized gain on non-agency securities, net	32,815	5,947	5,673
Realized loss on periodic settlements of interest rate swaps, net	(7,317)	(10,337)	(16,437)
Realized gain (loss) on other derivatives and securities, net	32,481	(96,709)	(45,901)
Unrealized loss on agency securities, net	(1,502)	(14,710)	(28,095)
Unrealized gain (loss) on non-agency securities, net	37,350	40,547	(43,153)
Unrealized gain (loss) on other derivatives and securities, net	(3,426)	63,389	2,056
Loss on mortgage servicing rights	—	(10,746)	(415)
Impairment of intangible assets	—	(5,000)	(10,000)
Total other gains (losses), net	90,158	(23,844)	(139,062)
Expenses:
Management fees	13,697	14,509	17,225
General and administrative expenses	7,332	9,258	7,980
Total expenses	21,029	23,767	25,205
Income (loss) before provision for income tax	160,776	43,546	(38,316)
Benefit from (provision for) excise and income tax	550	125	(42)
Net income (loss)	161,326	43,671	(38,358)
Dividend on preferred stock	(4,468)	(4,468)	(4,468)
Noncontrolling interest in net loss (income)	9	(2)	—
Net income (loss) available to common stockholders	$156,867	$39,201	$(42,826)

Net income (loss) per common share — basic and diluted	$3.42	$0.85	$(0.85)

Weighted average common shares — basic	45,805	46,005	50,506
Weighted average common shares — diluted	45,811	46,008	50,519

FISCAL YEAR 2017 COMPARED TO FISCAL YEAR 2016
Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017			2016
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,297,347	2.68%	$88,223	$3,028,307	2.57%	$77,798
Non-agency securities	862,369	6.32%	54,400	1,270,040	5.46%	69,391
Total	$4,159,716	3.43%	$142,623	$4,298,347	3.42%	$147,189
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$10,425	$7,035	$3,390
Non-agency securities	(14,991)	(29,108)	14,117
Total	$(4,566)	$(22,073)	$17,507
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $10.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a 11 basis point increase in average yields combined with a 9% increase in average balances. Interest income on non-agency securities decreased by $(15.0) million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a 32% decrease in average balances related to net sales activity, partially offset by an 86 basis point increase in average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 8.4% and 8.1% as of December 31, 2017 and 2016, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 9.6% and 11.4% for the years ended December 31, 2017 and 2016, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $25.8 million and $25.4 million for the years ended December 31, 2017 and 2016, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization expense of approximately $2.2 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The amortized cost basis of our agency RMBS portfolio was 105.3% and 104.9% of par value as of December 31, 2017 and 2016, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $190.5 million and $132.7 million as of December 31, 2017 and 2016, respectively.

At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $20.5 million and $27.6 million for the years ended December 31, 2017 and 2016, respectively. The weighted average cost basis of the non-agency portfolio was 85.5% and 85.3% of par as of December 31, 2017 and 2016, respectively. The total net discount remaining was $132.1 million and $185.7 million, with $85.1 million and $97.3 million designated as credit reserves as of December 31, 2017 and 2016, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 6.2x and 4.8x our stockholders' equity, excluding investments in RCS and real property as of December 31, 2017 and 2016, respectively. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end mortgage securities funding balances outstanding and average leverage ratios for the quarterly periods since December 31, 2015 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2017	$3,784,846	$3,873,054	$3,863,719	1.71%	4.2x	4.2x	6.2x
September 30, 2017	$3,650,206	$3,893,263	$3,807,880	1.58%	4.1x	4.2x	6.3x
June 30, 2017	$3,538,006	$3,836,940	$3,805,778	1.47%	4.0x	4.4x	6.3x
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
December 31, 2015	$4,239,674	$4,509,693	$4,107,615	0.88%	4.4x	4.4x	4.5x
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

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2017, we had a net long TBA position with a notional market value and underlying costs basis of $1.7 billion.
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $52.5 million and $39.6 million for the years ended December 31, 2017 and 2016, respectively was comprised primarily of interest expense on our repurchase agreements. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $7.3 million and $10.3 million or the years ended December 31, 2017 and 2016, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our adjusted cost of funds on our mortgage securities portfolio during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017			2016
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements and FHLB advances	$3,524,792	1.49%	$52,526	$3,677,854	1.07%	$39,582
Interest rate swaps	3,104,231	0.24%	7,317	1,852,692	0.56%	10,337
Total adjusted cost of funds		1.70%	$59,843		1.34%	$49,919
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31, 2017 vs. 2016
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements and FHLB advances	$12,944	$(1,535)	$14,479
Interest rate swaps	(3,020)	4,787	(7,807)
Total adjusted cost of funds	$9,924	$3,252	$6,672
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds on our mortgage securities portfolio of $9.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively, was primarily attributable to higher average rates on our repurchase agreements and higher interest rate swap average effective notional balances, partially offset by lower average net pay rates on our interest rate swaps.

Servicing Income and Expense
The following table presents the components of servicing income and expense for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Servicing fee income	$2,620	$17,836
Incentive, ancillary and other income	169	3,472
Servicing income	2,789	21,308

Employee compensation and benefit costs	3,869	16,624
Facility costs	472	2,641
Realization of cash flows from MSR	1,089	10,335
Other servicing costs	2,696	9,398
Servicing expense	8,126	38,998

Net servicing loss	$(5,337)	$(17,690)

Gross servicing income and expenses and net servicing loss decreased significantly compared to 2016 as a result of the sale of MSR and wind-down of MSR servicing operations during 2016 and 2017.
Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Lease income	$18,283	$3,626
Rental income	6,148	2,433
Healthcare real estate income	24,431	6,059

Interest expense	7,808	1,814
Depreciation	6,280	1,312
Transaction expenses	—	890
Tenant expenses	4,235	1,384
Other	246	—
Healthcare real estate expense	18,569	5,400
Net healthcare investment income	$5,862	$659

The increase in healthcare real estate income and expense amounts during 2017 compared to 2016 result from investment activity beginning in the second quarter 2016 through the second quarter of 2017.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the years ended December 31, 2017 and 2016 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Proceeds from agency securities sold	$1,047,133	$1,374,242
Less agency securities sold, at cost	(1,047,376)	(1,370,467)
Realized gain (loss) on agency securities, net	$(243)	$3,775

Gross realized gains on sale of agency securities	$4,013	$9,291
Gross realized losses on sale of agency securities	(4,256)	(5,516)
Realized gain (loss) on agency securities, net	$(243)	$3,775
The following table summarizes our net realized gains and losses on non-agency securities incurred during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Proceeds from non-agency securities sold	$577,678	$725,311
Decrease in receivable for securities sold	—	(2,565)
Less: non-agency securities sold, at cost	(544,863)	(716,799)
Realized gain on non-agency securities, net	$32,815	$5,947

Gross realized gain on sale of non-agency securities	$33,172	$12,129
Gross realized loss on sale of non-agency securities	(357)	(6,182)
Realized gain on non-agency securities, net	$32,815	$5,947

Unrealized net losses of $(1.5) million on agency RMBS and unrealized net gains of $37.4 million on non-agency securities for the year ended December 31, 2017 were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Realized loss on periodic settlements of interest rate swaps, net	$(7,317)	$(10,337)
Realized gain (loss) on other derivatives and securities:
Interest rate swaps	$37,971	$(80,762)
Interest rate swaptions	(2,735)	(1,307)
TBA securities	18,852	(3,422)
Short sales of U.S. Treasury securities	(20,743)	(14,303)
Credit default swaps	(1,065)	(1,461)
Other, net	201	4,546
Total realized gain (loss) on other derivatives and securities, net	$32,481	$(96,709)
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$(19,939)	$73,646
Interest rate swaptions	(656)	813
TBA securities	20,240	(19,295)
Short sales of U.S. Treasury securities	(3,310)	11,955
Credit default swaps	232	(2,655)
Other, net	7	(1,075)
Total unrealized gain (loss) on other derivatives and securities, net	$(3,426)	$63,389

Net gains on pay-fixed interest rate swaps during the year ended December 31, 2017 were due primarily to an increase in shorter-term swap interest rates during the second half of 2017. Net losses on pay-fixed interest rate swaps during the year ended December 31, 2016 were due primarily to a decrease in swap interest rates during the second quarter of 2016.
Net losses on short positions in U.S. Treasury securities during the year ended December 31, 2017 were due primarily to a decrease in longer term Treasury interest rates during the first half of 2017.
Net gains on TBA securities during the year ended December 31, 2017 were due primarily due to a decrease in longer-term Treasury interest rates during the second quarter of 2017 and tighter spreads on agency RMBS during the third quarter of 2017.
For further details regarding our derivatives and related hedging activity please refer to Notes 2 and 7 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $13.7 million and $14.5 million during the years ended December 31, 2017 and 2016, respectively. The period-over-period decrease for the years ended December 31, 2017 and 2016 was primarily a result of realized losses on interest rate hedges during the second half of 2016, partially offset by realized gains on non-agency securities during 2017.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $7.3 million and $9.3 million during the years ended December 31, 2017 and 2016, respectively. The decrease for the year ended December 31, 2017 compared to the same period in 2016 was primarily driven by $1.7 million of non-recurring costs incurred during 2016 associated with the American Capital, Ltd. strategic review process and subsequent acquisition of our Manager by AGNC Investment Corp.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.1% and 2.5% for the years ended December 31, 2017 and 2016, respectively.
Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $32.9 million and $49.9 million (or $0.72 and $1.08 per common share) for the years ended December 31, 2017 and 2016.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the years ended December 31, 2017 and 2016 (dollars in thousands, except per share amounts).

	For the Years Ended December 31,
	2017	2016
Net income	$161,326	$43,671
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	1,502	14,710
Non-agency securities	(37,350)	(40,547)
Derivatives, MSR and other securities	3,426	(52,643)
Amortization / accretion	2,424	(3,873)
Capital gains (1)	(45,095)	(8,608)
Realized losses (gains), net (1)	(54,388)	79,312
Taxable REIT subsidiary loss and other	5,503	22,352
Total book to tax difference	(123,978)	10,703
Estimated taxable income	37,348	54,374
Dividend on preferred stock	(4,468)	(4,468)
Estimated taxable income available to common stockholders	$32,880	$49,906

Weighted average common shares — basic	45,805	46,005
Weighted average common shares — diluted	45,811	46,008

Estimated taxable income per common share - basic and diluted	$0.72	$1.08
Ending cumulative (overdistribution) of estimated taxable income per common share	$(1.61)	$(0.48)

Beginning cumulative non-deductible capital losses	$118,347	$126,955
Current period net capital gain	(45,095)	(8,608)
Ending cumulative non-deductible capital losses	$73,252	$118,347
Ending cumulative non-deductible capital losses per common share	$1.60	$2.58
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.98 per common share for the year ended December 31, 2017, respectively, which offset our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps and terminated interest rate swaptions of $(0.08) and $(0.06) per common share for the year ended December 31, 2017, respectively, which are deferred and amortized over the remaining/original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net interest income, driven mainly by increased repurchase agreement interest rates.
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
We declared dividends of $1.85 and $1.60 per common share for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we have distributed all of our 2017 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2017.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of December 31, 2017, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $118 million, which can be carried forward for up to twenty years. The utilization of approximately $50 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred approximately $14 million of capital loss, which can be carried forward for up to five years.

The Tax Cuts and Jobs Act (“TCJA”) signed into law during the fourth quarter of 2017 reduces the Corporate tax rate to 21% for tax years starting after December 31, 2017. As of December 31, 2017, RCS’s gross deferred tax assets associated with the NOL and temporary differences other than the AMT credit carryforward, as reevaluated based on the new corporate tax rate and estimated state effective rate, were approximately $31 million, with respect to which RCS has provided a full valuation allowance.

The valuation allowance previously provided on the AMT credit carryforward has been released due to the repeal of corporate AMT tax and the credit refund mechanism provided by TCJA. As a result, a deferred tax benefit of $0.6 million has been recorded in the consolidated statements of operations, and a corresponding income tax receivable is included in other assets on the consolidated balance sheets as of December 31, 2017.
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
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the years ended December 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016
Interest income:
Agency securities	$88,223	$77,798
Non-agency securities and other	55,425	69,972
Interest expense	(52,526)	(39,582)
Net interest income	91,122	108,188
Dividends from REIT equity securities	—	244
Realized loss on periodic settlements of interest rate swaps, net	(7,317)	(10,337)
Dollar roll income	34,180	13,112
Adjusted net interest and dollar roll income	117,985	111,207
Operating expenses	(21,029)	(23,767)
Less: strategic review costs	—	1,745
Net spread and dollar roll income	96,956	89,185
Dividend on preferred stock	(4,468)	(4,468)
Net spread and dollar roll income available to common stockholders	92,488	84,717
Estimated “catch-up” premium amortization cost due to change in CPR forecast	2,204	1,924
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$94,692	$86,641

Weighted average common shares — basic	45,805	46,005
Weighted average common shares — diluted	45,811	46,008

Net spread and dollar roll income per common share- basic and diluted	$2.02	$1.84
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$2.07	$1.88
Net spread and dollar roll income excluding catch up amortization increased $0.19 per common share for the year ended December 31, 2017 compared to the year ended December 31, 2016 due primarily to increased dollar roll income related to higher average net long TBA balances, partially offset by higher repurchase agreement funding rates.

Net Interest Margin Components
The following table presents the composition of our net interest margin excluding “catch-up” amortization during the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Average asset yield:
Investment securities - average asset yield	3.43%	3.42%
Estimated “catch-up” premium amortization cost due to change in CPR forecast	0.04%	0.04%
Investment securities average asset yield, excluding “catch-up” amortization	3.47%	3.46%
TBA securities - average implied asset yield	2.96%	2.90%
Average asset yield, excluding “catch-up” amortization	3.33%	3.40%
Average cost of funds:
Agency repurchase agreements	1.29%	0.79%
TBA securities - implied funding cost	0.98%	0.57%
Non-agency repurchase agreements	2.46%	2.00%
Average cost of funds, before interest rate swap periodic costs	1.32%	1.01%
Interest rate swap periodic costs	0.24%	0.56%
Average total cost of funds	1.46%	1.25%
Net interest margin, excluding “catch-up” amortization	1.87%	2.15%

Net interest margin, excluding catch up amortization decreased 28 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to higher average repurchase agreement and TBA funding rates, partially offset by reduced interest rate swap periodic costs.

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

The table below presents our quarterly average and quarter end repurchase agreement and FHLB advance balances outstanding and average leverage ratios for the quarterly periods from December 31, 2014 to December 31, 2016 (dollars in thousands):

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
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $39.6 million and $30.8 million for the years ended December 31, 2016 and 2015, respectively was comprised of interest expense on our repurchase agreements and FHLB advances. We also incurred expense for our net periodic interest settlements related to our interest rate swaps of $10.3 million and $16.4 million for the years ended December 31, 2016 and 2015, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our average adjusted cost of funds during the years ended December 31, 2016 and 2015 (dollars in thousands):

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

While gross servicing revenues and expenses decreased significantly for 2016 compared to 2015 as a result of the sale of assets and operations in the first quarter of 2016, RCS incurred a net servicing loss of $17.7 million, in line with 2015. Additionally, we recorded unrealized losses on MSR of $10.7 million and a $5.0 million impairment charge on intangible assets based on a revised estimated fair value of RCS’ servicing licenses and approvals.

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

Unrealized net losses of $(14.7) million on agency RMBS for the year ended December 31, 2016 were primarily attributable to increases in interest rates and agency market spreads during the fourth quarter of 2016. Unrealized net gains of $40.5 million on non-agency securities for the year ended December 31, 2016, respectively, were attributable to tightening non-agency spreads throughout most of 2016.

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

	For the Years Ended December 31,
	2016	2015
Net income (loss)	$43,671	$(38,358)
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	14,710	28,095
Non-agency securities	(40,547)	43,153
Derivatives, MSR and other securities	(52,643)	(1,641)
Amortization / accretion	(3,873)	(13,621)
Capital losses (gains) in excess of capital gains (losses) (1)	(8,608)	(17,942)
Realized losses, net (1)	79,312	63,444
Taxable REIT subsidiary loss and other	22,352	27,728
Total book to tax difference	10,703	129,216
Estimated taxable income	54,374	90,858
Dividend on preferred stock	(4,468)	(4,468)
Estimated taxable income available to common stockholders	$49,906	$86,390

Weighted average common shares — basic	46,005	50,506
Weighted average common shares — diluted	46,008	50,519

Estimated taxable income per common share - basic and diluted	$1.08	$1.71
Estimated cumulative underdistribution (overdistribution) of estimated taxable income per common share	$(0.48)	$0.04

Beginning cumulative non-deductible capital losses	$126,955	$144,897
Current period net capital loss (gain)	(8,608)	(17,942)
Ending cumulative non-deductible capital losses	$118,347	$126,955
Ending cumulative non-deductible capital losses per common share	$2.58	$2.67
——————

(1)
Estimated taxable income excludes estimated net capital gains of $0.19 per common share for the year ended December 31, 2016, respectively, which offset our net capital loss carryforwards from prior periods. Estimated taxable income also excludes losses on terminated interest rate swaps of $(1.75) per common share, for the year ended December 31, 2016, respectively, which are deferred and amortized over the remaining/original swap terms.

The decrease in our estimated taxable income per common share is primarily due to lower net taxable interest income, mainly driven by reduced average agency RMBS balances.

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

Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015
Interest income:
Agency securities	$77,798	$99,042
Non-agency securities and other	69,972	75,076
Interest expense	(39,582)	(30,800)
Net interest income	108,188	143,318
Dividend income from investments in agency mortgage REIT equity securities (1)	244	—
Realized loss on periodic settlements of interest rate swaps, net	(10,337)	(16,437)
Dollar roll income	13,112	6,960
Adjusted net interest and dollar roll income	111,207	133,841
Operating expenses	(23,767)	(25,205)
Less: strategic review costs	1,745	—
Net spread and dollar roll income	89,185	108,636
Dividend on preferred stock	(4,468)	(4,468)
Net spread and dollar roll income available to common stockholders	84,717	104,168
Estimated “catch-up” premium amortization cost due to change in CPR forecast	1,924	(886)
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$86,641	$103,282

Weighted average common shares outstanding - basic	46,005	50,506
Weighted average common shares outstanding - diluted	46,008	50,519

Net spread and dollar roll income per common share- basic and diluted	$1.84	$2.06
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$1.88	$2.04
——————

(1)	Dividend income from investments in agency mortgage REIT equity securities is included in realized gain (loss) on other derivatives and securities, net on the consolidated statements of operations.

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

Equity Capital

To the extent we raise additional equity capital through follow-on equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional investments, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the stock repurchase plan only when the repurchase price is less than its estimate of its then current net asset value per common share. As of December 31, 2017, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of December 31, 2017, we have not issued any shares under this program.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.2x and 3.7x the amount of our stockholders’ equity less our investments in RCS and real property as of December 31, 2017 and 2016, respectively. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 34 financial institutions as of December 31, 2017, located throughout North America, Europe and Asia. In addition, less than 5% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 17% of our equity at risk as of December 31, 2017.
As of December 31, 2017, borrowings under repurchase agreements of $3.3 billion and $0.6 billion, with weighted average remaining days to maturity of 114 days and 24 days, were secured by agency and non-agency securities, respectively.

The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of December 31, 2017. Please refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2017.

	December 31, 2017
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	63%
Asia	6	15%
Europe	10	22%
Total	34	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout 2017, haircuts on our pledged collateral remained stable and, as of December 31, 2017, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of December 31, 2017, we had met all margin requirements and had unrestricted cash and cash equivalents of $123.8 million and unpledged securities of approximately $300.8 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2017.
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
See Notes 2 and 7 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2017 and the related activity for 2017.

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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both December 31, 2017 and 2016.
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

TBA Dollar Roll Transactions
We enter into TBA dollar roll transactions as a means of acquiring (long TBAs) or selling (short TBAs) agency RMBS in our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Annual Report on Form 10-K. Inclusive of our net TBA position as of December 31, 2017, our total “at risk” leverage, net of unsettled securities, was 6.2x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts to future months and we may take physical delivery of the underlying securities. If we take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2017, we had a net long TBA position with a cost basis and fair value of the underlying securities of $1.7 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may also sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2017, approximately 90% of our agency RMBS portfolio was eligible for TBA delivery.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, notes payable and interest expense on financing agreements as of December 31, 2017 (in thousands):

	Year of Maturity
	2018	2019	Thereafter
Repurchase agreements	$3,598,719	$265,000	$—
Notes payable	50,250	—	138,783
Accrued interest	7,384	982	365
Total	$3,656,353	$265,982	$139,148

Additionally, RCS has entered into an office lease agreement through May 15, 2018 after which, the lease will be month-to-month. The lease is classified as an operating lease and is structured to require the monthly payment of minimum rent in advance, subject to periodic increases during the term of the lease.
FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K and involve risks and uncertainties in predicting future results and conditions. Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for mortgage securities and other real estate-related investments; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the markets in which we participate. A discussion of risks and uncertainties that could cause actual results to differ from any of our forward looking statements is included in this document under Item 1A. Risk Factors. We caution readers not to place undue reliance on our forward looking statements.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2017 and 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
December 31, 2017
+100 basis points	6.8%	(1.2)%	(8.2)%
+50 basis points	3.9%	(0.5)%	(3.1)%
-50 basis points	(5.4)%	0.1%	0.3%
-100 basis points	(14.0)%	(0.4)%	(2.8)%
December 31, 2016
+100 basis points	6.7%	(1.6)%	(8.1)%
+50 basis points	3.5%	(0.7)%	(3.7)%
-50 basis points	(3.5)%	0.5%	2.4%
-100 basis points	(10.2)%	0.5%	2.8%
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
Spread Risk
When the spread between the market yield on our securities and benchmark interest rates widens, our net asset value could decline if the value of our securities falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk” or “basis risk.” The spread risk associated with our agency and non-agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net asset value against spread risk.

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.5 years and 5.7 years for agency RMBS and 4.7 years and 4.6 years for non-agency securities based on interest rates and securities prices as of December 31, 2017 and 2016, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2017
-25 basis points	1.2%	7.9%
-10 basis points	0.5%	3.2%
+10 basis points	(0.5)%	(3.2)%
+25 basis points	(1.2)%	(7.9)%
December 31, 2016
-25 basis points	1.1%	5.6%
-10 basis points	0.4%	2.2%
+10 basis points	(0.4)%	(2.2)%
+25 basis points	(1.1)%	(5.6)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
December 31, 2017
-50 basis points	0.3%	2.2%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.2)%
December 31, 2016
-50 basis points	0.5%	2.8%
-25 basis points	0.3%	1.4%
+25 basis points	(0.3)%	(1.4)%
+50 basis points	(0.5)%	(2.8)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of December 31, 2017, we had unrestricted cash and cash equivalents of $123.8 million and unpledged securities of approximately $300.8 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Risks Related to Healthcare and Other Senior Living Investments.
Our healthcare and other senior living real estate investments are exposed to counterparty risk, including, for our equity investments, the ongoing ability of the facility operator to satisfy its lease obligations, or, for potential debt investments, the abilityof the borrower to make principal and interest payments. As such, our real estate investments are heavily dependent upon the successful operation of the facilities by our counterparties. These operations may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly, and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

Item 8. Financial Statements and Supplementary Data

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements. For further information refer to the Ernst & Young LLP audit opinion included in this Item 8 of our Annual Report.

The consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MTGE Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MTGE Investment Corp. as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of MTGE Investment Corp. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), MTGE Investment Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of MTGE Investment Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to MTGE Investment Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the MTGE Investment Corp.’s auditor since 2011.

Tysons, Virginia
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MTGE Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited MTGE Investment Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MTGE Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of MTGE Investment Corp. as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes, of MTGE Investment Corp., and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

MTGE Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to MTGE Investment Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 27, 2018

Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets:
Agency securities, at fair value (including pledged securities of $3,581,868 and $2,713,274, respectively)	$3,758,181	$2,803,168
Non-agency securities, at fair value (including pledged securities of $743,278 and $1,019,834, respectively)	872,084	1,134,469
U.S. Treasury securities, at fair value (including pledged securities of $0 and $20,209, respectively)	—	20,209
Land	16,641	5,646
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	240,352	81,780
Cash and cash equivalents	123,762	123,640
Restricted cash and cash equivalents	46,324	13,005
Interest receivable	14,608	9,767
Derivative assets, at fair value	14,712	29,048
Receivable under reverse repurchase agreements	843,130	487,469
Mortgage servicing rights, at fair value	—	49,776
Other assets	23,242	39,178
Total assets	$5,953,036	$4,797,155
Liabilities:
Repurchase agreements	$3,863,719	$2,970,816
Federal Home Loan Bank advances	—	273,700
Notes payable, net of deferred financing costs	186,500	66,527
Payable for securities purchased	4,357	—
Derivative liabilities, at fair value	4,454	27,820
Dividend payable	24,016	19,436
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	830,776	474,935
Accounts payable and other accrued liabilities	33,592	30,876
Total liabilities	4,947,414	3,864,110
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,729	1,122,493
Retained deficit	(171,119)	(243,260)
Total stockholders’ equity	1,005,107	932,730
Noncontrolling interests	515	315
Total equity	1,005,622	933,045
Total liabilities and equity	$5,953,036	$4,797,155
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Agency securities	$88,223	$77,798	$99,042
Non-agency securities	54,400	69,391	74,789
Other	1,025	581	287
Interest expense	(52,526)	(39,582)	(30,800)
Net interest income	91,122	108,188	143,318

Servicing:
Servicing income	2,789	21,308	48,638
Servicing expense	(8,126)	(38,998)	(66,005)
Net servicing loss	(5,337)	(17,690)	(17,367)

Healthcare real estate:
Healthcare real estate income	24,431	6,059	—
Healthcare real estate expense	(18,569)	(5,400)	—
Net healthcare investment income	5,862	659	—

Other gains (losses):
Realized gain (loss) on agency securities, net	(243)	3,775	(2,790)
Realized gain on non-agency securities, net	32,815	5,947	5,673
Realized loss on periodic settlements of interest rate swaps, net	(7,317)	(10,337)	(16,437)
Realized gain (loss) on other derivatives and securities, net	32,481	(96,709)	(45,901)
Unrealized loss on agency securities, net	(1,502)	(14,710)	(28,095)
Unrealized gain (loss) on non-agency securities, net	37,350	40,547	(43,153)
Unrealized gain (loss) on other derivatives and securities, net	(3,426)	63,389	2,056
Loss on mortgage servicing rights	—	(10,746)	(415)
Impairment of intangible assets	—	(5,000)	(10,000)
Total other gains (losses), net	90,158	(23,844)	(139,062)
Expenses:
Management fees	13,697	14,509	17,225
General and administrative expenses	7,332	9,258	7,980
Total expenses	21,029	23,767	25,205
Income (loss) before provision for income tax	160,776	43,546	(38,316)
Benefit from (provision for) excise and income tax	550	125	(42)
Net income (loss)	161,326	43,671	(38,358)
Dividend on preferred stock	(4,468)	(4,468)	(4,468)
Noncontrolling interest in net loss (income)	9	(2)	—
Net income (loss) available to common stockholders	$156,867	$39,201	$(42,826)

Net income (loss) per common share — basic and diluted	$3.42	$0.85	$(0.85)

Weighted average common shares — basic	45,805	46,005	50,506
Weighted average common shares — diluted	45,811	46,008	50,519
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	2,200	$53,039	51,165	$512	$1,198,560	$(76,142)	$—	$1,175,969
Net loss	—	—	—	—	—	(38,358)	—	(38,358)
Repurchase of common stock	—	—	(3,592)	(36)	(53,321)	—	—	(53,357)
Stock-based compensation	—	—	53	—	1,558	—	—	1,558
Preferred dividends declared	—	—	—	—	—	(4,468)	—	(4,468)
Common dividends declared	—	—	—	—	—	(90,232)	—	(90,232)
Balance, December 31, 2015	2,200	53,039	47,626	476	1,146,797	(209,200)	—	991,112
Net income	—	—	—	—	—	43,669	2	43,671
Issuance of noncontrolling interest	—	—	—	—	—	—	328	328
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Repurchase of common stock	—	—	(2,003)	(20)	(26,432)	—	—	(26,452)
Stock-based compensation	—	—	175	2	2,128	—	—	2,130
Preferred dividends declared	—	—	—	—	—	(4,468)	—	(4,468)
Common dividends declared	—	—	—	—	—	(73,261)	—	(73,261)
Balance, December 31, 2016	2,200	53,039	45,798	458	1,122,493	(243,260)	315	933,045
Net income	—	—	—	—	—	161,335	(9)	161,326
Issuance of noncontrolling interest	—	—	—	—	—	—	245	245
Distribution to noncontrolling interest	—	—	—	—	—	—	(36)	(36)
Stock-based compensation	—	—	—	—	236	—	—	236
Preferred dividends declared	—	—	—	—	—	(4,468)	—	(4,468)
Common dividends declared	—	—	—	—	—	(84,726)	—	(84,726)
Balance, December 31, 2017	2,200	$53,039	45,798	$458	$1,122,729	$(171,119)	$515	$1,005,622
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$161,326	$43,671	$(38,358)
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	25,778	25,360	27,903
Accretion of net discount on non-agency securities	(20,471)	(27,563)	(35,643)
Depreciation and amortization on real estate investments	7,251	1,295	—
Realization of cash flows from MSR	1,089	10,335	10,033
Unrealized loss (gain) on securities, MSR and derivatives, net	(32,422)	(78,480)	69,607
Realized loss (gain) on agency securities, net	243	(3,775)	2,790
Realized gain on non-agency securities, net	(32,815)	(5,947)	(5,673)
Realized loss (gain) on other derivatives and securities, net	(25,164)	107,791	62,429
Impairment of intangible assets	—	5,000	10,000
Stock-based compensation	236	2,130	1,558
Decrease (increase) in interest receivable	(4,841)	1,862	3,620
Decrease in other assets	8,925	10,339	8,278
Increase (decrease) in operating accounts payable and other accrued liabilities	7,881	(4,672)	1,045
Net cash flows from operating activities	97,016	87,346	117,589
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(2,437,788)	(1,441,596)	(1,694,529)
Purchases of non-agency securities	(373,702)	(429,534)	(1,069,186)
Purchases of healthcare real estate investments	(99,895)	(94,561)	—
Proceeds from sale of agency securities	1,047,133	1,374,242	2,245,959
Proceeds from sale of non-agency securities	577,678	725,311	440,075
Proceeds from sale of MSR	44,209	—	—
Principal collections on agency securities	412,476	445,143	506,914
Principal collections on non-agency securities	149,045	204,047	235,872
Net proceeds from (payments on) reverse repurchase agreements	(355,661)	(205,851)	(67,219)
Purchases of U.S. Treasury securities	(1,434,260)	(1,313,702)	(5,470,830)
Proceeds from sale of U.S. Treasury securities	1,796,101	1,506,212	6,282,497
Payments for the termination of interest rate swaps	(3,841)	(80,762)	(53,114)
Decrease (increase) in restricted cash and cash equivalents	(34,526)	82,631	(13,492)
Other investing cash flows, net	25,593	(19,352)	1,357
Net cash flows from (used in) investing activities	(687,438)	752,228	1,344,304
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(84,614)	(78,460)	(108,907)
Net payments for repurchase of common shares	—	(26,452)	(53,357)
Issuance of noncontrolling interest	245	328	—
Distributions to noncontrolling interest	(36)	(15)	—
Proceeds from repurchase agreements and Federal Home Loan Bank advances	26,601,272	27,829,137	47,270,579
Repayments on repurchase agreements and Federal Home Loan Bank advances	(25,969,373)	(28,676,318)	(48,604,320)
Proceeds from notes payable, net of deferred financing costs	77,417	66,709	—
Repayments of notes payable	(34,367)	(182)	—
Net cash flows from (used in) financing activities	590,544	(885,253)	(1,496,005)
Net increase (decrease) in cash and cash equivalents	122	(45,679)	(34,112)
Cash and cash equivalents at beginning of the period	123,640	169,319	203,431
Cash and cash equivalents at end of period	$123,762	$123,640	$169,319
Supplemental disclosure of non-cash information:
Assumption of notes payable	$75,952	$—	$—
Interest paid	$54,960	$40,691	$29,968
Taxes paid	$148	$731	$125
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

We invest in, finance and manage a leveraged portfolio of real estate-related investments, which include agency residential mortgage-backed securities (“agency RMBS”), non-agency securities, other mortgage-related investments and other real estate investments. Agency RMBS include residential mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) structured from residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”), such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). Non-agency securities include securities backed by residential mortgages that are not guaranteed by a GSE or U.S. Government agency and credit risk transfer securities (“CRT”). Other mortgage-related investments may include mortgage servicing rights (“MSR”), commercial mortgage-backed securities (“CMBS”), prime and non-prime residential mortgage loans, commercial mortgage loans and mortgage-related derivatives. Other real estate investments include equity investments in healthcare and senior living facilities that are leased to or operated by third parties who conduct all business operations of the facilities.
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
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually at least 90% of our taxable income. As a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our taxable income to the extent that we distribute all of our annual taxable income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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

Restricted Cash and Cash Equivalents

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and cash reserves for capital improvements on our healthcare real estate investments. Restricted cash is carried at cost, which approximates fair value.

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

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that depreciable lives may need to be changed. We consider external factors relating to each asset and the existence of a master lease that may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value is reduced to the estimated fair market value. In addition, we are exposed to the risks inherent in investments in real estate and, in particular, the senior housing and healthcare industries. A downturn in these industries or in the real estate markets in which our properties are located could adversely affect the value of our properties and our ability to sell properties for a price or terms acceptable to us.
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

During December of 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA includes sweeping changes to the U.S. tax system starting in fiscal year 2018, including a reduction of the maximum Federal corporate tax rate to 21% from 35% and a lower effective pass-through business income tax rate through the creation of a new deduction for individuals, estates, and trusts of 20 percent of their combined qualified business income amount and REIT ordinary dividend distributions received. Since we typically distribute all our annual taxable income and, as such, do not pay corporate income taxes, we do not expect the TCJA to have a significant impact now or in the future on our consolidated financial statements.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes. To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

New Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognition with respect to financial instruments and leases is not within the scope of ASU 2014-09. ASU 2014-09 is effective for the Company on January 1, 2018 and our review of each of our revenue streams indicates that it will not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU

2016-02 is effective for the Company on January 1, 2019 and is not expected to have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 which addresses several classification issues related to the statement of cash flow, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.
Note 3. Agency Securities
The following tables summarize our investments in agency RMBS as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,485,055	$1,117,551	$3,602,606
Unamortized premium	127,008	63,466	190,474
Amortized cost	2,612,063	1,181,017	3,793,080
Gross unrealized gains	3,876	1,149	5,025
Gross unrealized losses	(28,364)	(11,560)	(39,924)
Agency RMBS, at fair value	$2,587,575	$1,170,606	$3,758,181

Weighted average coupon as of December 31, 2017	3.63%	3.75%	3.67%
Weighted average yield as of December 31, 2017	2.78%	2.89%	2.82%
Weighted average yield for the year ended December 31, 2017	2.67%	2.69%	2.68%

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,717,285	$3,707	$(39,924)	$3,681,068
Adjustable rate	75,795	1,318	—	77,113
Total Agency RMBS	$3,793,080	$5,025	$(39,924)	$3,758,181

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,103,244	$600,640	$2,703,884
Unamortized premium	98,580	34,100	132,680
Amortized cost	2,201,824	634,740	2,836,564
Gross unrealized gains	6,350	1,887	8,237
Gross unrealized losses	(30,657)	(10,976)	(41,633)
Agency RMBS, at fair value	$2,177,517	$625,651	$2,803,168

Weighted average coupon as of December 31, 2016	3.49%	3.60%	3.52%
Weighted average yield as of December 31, 2016	2.71%	2.69%	2.71%
Weighted average yield for the year ended December 31, 2016	2.56%	2.60%	2.57%

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$2,747,165	$6,003	$(41,633)	$2,711,535
Adjustable rate	89,399	2,234	—	91,633
Total Agency RMBS	$2,836,564	$8,237	$(41,633)	$2,803,168

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of December 31, 2017 and 2016 according to their estimated weighted average life classification (dollars in thousands):

	December 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$40,404	$40,815	2.06%	3.92%	$10,061	$10,101	1.97%	4.07%
Greater than three years and less than or equal to five years	534,299	535,608	2.38%	3.19%	602,705	600,979	2.32%	3.24%
Greater than five years and less than or equal to 10 years	3,149,565	3,182,468	2.90%	3.75%	1,985,654	2,021,474	2.78%	3.65%
Greater than 10 years	33,913	34,189	2.98%	3.50%	204,748	204,010	3.10%	3.01%
Total	$3,758,181	$3,793,080	2.82%	3.67%	$2,803,168	$2,836,564	2.71%	3.52%
As of December 31, 2017 and 2016, the estimated weighted average life of our agency security portfolio was 7.5 years and 7.4 years, respectively, which incorporates anticipated future prepayment assumptions. As of December 31, 2017 and 2016, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 8.4% and 8.1%, respectively.

Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from agency securities sold	$1,047,133	$1,374,242	$2,245,959
Less agency securities sold, at cost	(1,047,376)	(1,370,467)	(2,248,749)
Realized gain (loss) on agency securities, net	$(243)	$3,775	$(2,790)

Gross realized gains on sale of agency securities	$4,013	$9,291	$10,867
Gross realized losses on sale of agency securities	(4,256)	(5,516)	(13,657)
Realized gain (loss) on agency securities, net	$(243)	$3,775	$(2,790)
Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under financing and derivative agreements by type as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,443,591	$1,137,587	$3,581,178
Derivative agreements	84	606	690
Total fair value	2,443,675	1,138,193	3,581,868
Accrued interest on pledged agency RMBS	7,132	3,399	10,531
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,450,807	$1,141,592	$3,592,399

	December 31, 2016
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,095,706	$616,292	$2,711,998
Derivative agreements	605	671	1,276
Total fair value	2,096,311	616,963	2,713,274
Accrued interest on pledged agency RMBS	5,892	1,775	7,667
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,102,203	$618,738	$2,720,941

The following table summarizes our agency RMBS pledged as collateral under financings agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$940,788	$949,282	$2,765	$672,749	$681,287	$1,887
31 - 59 days	1,298,331	1,311,882	3,818	1,061,202	1,074,283	3,030
60 - 90 days	261,823	262,908	785	496,562	500,517	1,363
Greater than 90 days	1,080,236	1,091,195	3,161	481,485	488,344	1,384
Total	$3,581,178	$3,615,267	$10,529	$2,711,998	$2,744,431	$7,664

As of December 31, 2017 and 2016, none of our repurchase agreement borrowings backed by agency RMBS had original overnight maturities. All of our FHLB advances backed by agency RMBS matured during the first quarter of 2017. As a result, we had no outstanding secured FHLB advances as of December 31, 2017.
Note 4. Non-Agency Securities
The following tables summarize our non-agency securities as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$143,329	$9,342	$(12)	$133,999	$(13,893)	$147,892	3.77%	5.66%
CRT	322,819	18,346	—	304,473	16,011	288,462	5.34%	5.23%
Alt-A	286,953	51,123	(774)	236,604	(112,305)	348,909	2.69%	8.93%
Option-ARM	86,886	13,114	—	73,772	(21,044)	94,816	1.79%	6.58%
Subprime	13,374	929	—	12,445	(683)	13,128	5.20%	5.97%
CMBS	18,723	387	—	18,336	(164)	18,500	5.68%	6.03%
Total	$872,084	$93,241	$(786)	$779,629	$(132,078)	$911,707	3.73%	6.59%
————————

(1)
Coupon rates are floating, except for $11.8 million, $0.9 million, $12.2 million, $13.4 million and $18.7 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2017.

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
————————

(1)
Coupon rates are floating, except for $11.8 million, $22.3 million, $57.5 million and $17.7 million fair value of fixed-rate prime, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2016.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017				December 31, 2016
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$302,797	$258,501	3.11%	8.31%	$330,507	$322,535	3.20%	5.75%
> 5 to ≤ 7 years	398,712	361,649	4.33%	5.97%	487,540	455,263	2.27%	6.72%
> 7 years	170,575	159,479	3.61%	5.18%	316,422	301,565	4.10%	6.28%
Total	$872,084	$779,629	3.73%	6.59%	$1,134,469	$1,079,363	3.00%	6.31%

Our Prime non-agency securities include investments in securitization trusts collateralized by prime mortgage loans, which were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these loan origination vintages. As of December 31, 2017, Prime non-agency securities also include $17.9 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of December 31, 2017, our Prime securities have both fixed and floating rate coupons ranging from 2.2% to 6.5%, with weighted average coupons of underlying collateral ranging from 3.5% to 5.1%.

Our CRT reference the performance of loans underlying agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of December 31, 2017, our CRT securities had fixed and floating rate coupons ranging from 1.3% to 8.5%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.3%. The loans underlying our CRT securities were originated between 2012 and 2017.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of December 31, 2017, our Alt-A securities had both fixed and floating rate coupons ranging from 1.6% to 6.5% with weighted average coupons of underlying collateral ranging from 3.6% to 5.8%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of December 31, 2017, our Option-ARM securities had coupons ranging from 1.7% to 2.3% and have underlying collateral with weighted average coupons between 3.5% and 4.4%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS include investments in securitization trusts collateralized by residential mortgages originated during or before 2005 that were originally considered to be of lower credit quality. As of December 31, 2017, our Subprime securities had a fair value of $13.4 million with fixed and floating rate coupons ranging from 5.0% to 5.5% and have underlying collateral with weighted-average coupons ranging from 5.6% to 5.7%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of December 31, 2017, our CMBS securities had a fair market value of $18.7 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a weighted average coupon of 4.5%.

More than 90% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of December 31, 2017.

Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from non-agency securities sold	$577,678	$725,311	$440,075
Increase (decrease) in receivable for securities sold	—	(2,565)	2,565
Less: non-agency securities sold, at cost	(544,863)	(716,799)	(436,967)
Realized gain on non-agency securities, net	$32,815	$5,947	$5,673

Gross realized gain on sale of non-agency securities	$33,172	$12,129	$8,869
Gross realized loss on sale of non-agency securities	(357)	(6,182)	(3,196)
Realized gain on non-agency securities, net	$32,815	$5,947	$5,673

Pledged Assets
Non-agency securities with a fair value of $0.7 billion and $1.0 billion were pledged as collateral under financing arrangements as of December 31, 2017 and 2016, respectively, none of which had original overnight maturities.
The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$585,943	$517,750	$815	$859,046	$814,457	$1,142
31 - 59 days	97,537	82,105	145	109,057	103,483	83
60 - 90 days	59,798	58,651	135	51,731	49,043	136
Total	$743,278	$658,506	$1,095	$1,019,834	$966,983	$1,361

Note 5. Investments in Real Property
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

The total purchase price for all properties acquired has been allocated to assets and liabilities based upon their respective fair values in accordance with our accounting policies. As a result of these purchase price allocations, $153.0 million was allocated to buildings, $9.6 million to furniture, fixtures and equipment and $11.0 million to land during 2017.

The following table summarizes our real estate investments net of accumulated depreciation as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Buildings and improvements	$233,407	$78,639
Furniture, fixtures and equipment	14,537	4,453
Less: accumulated depreciation	(7,592)	(1,312)
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	240,352	81,780
Land	16,641	5,646
Goodwill	5,840	5,840
Working capital (1)	18,994	9,602
Total real estate assets	$281,827	$102,868
————————

(1)
Working capital primarily includes $16.1 million and $6.6 million of cash and cash equivalents and $2.8 million and $0.5 million of rent receivable recorded in other assets on the consolidated balances sheets as of December 31, 2017 and 2016, respectively.

Notes Payable

CHI finances its real estate investments primarily through secured debt. As of December 31, 2017, CHI had fixed rate debt with a principal amount of $138.8 million, a weighted average maturity of 25.6 years and an interest rate of 3.80% and floating rate debt with a principal amount of $50.3 million, a weighted average maturity of 0.8 years and a weighted average interest rate of 4.34%. CHI's floating rate debt consists of bridge loans entered into at the closing of the transactions, and CHI intends to refinance such bridge loans with long-term fixed rate financings under GSE or HUD programs. As of December 31, 2016, CHI had floating rate debt with a principal amount of $51.0 million, a weighted average maturity of 1.2 years and a weighted average interest rate of 4.74% and fixed rate debt with a principal amount of $16.7 million, a weighted average maturity of 9.5 years and an interest rate of 4.58%.

The following is a summary of our notes payable activity for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Beginning balance	$66,527	$—
Debt issued and assumed, net of deferred financing costs (1)	153,369	66,451
Amortization of deferred financing costs	971	258
Principal repayments	(34,367)	(182)
Ending balance	$186,500	$66,527
————————

(1)	Includes $76.0 million of notes payable assumed through acquisitions of our portfolio of skilled nursing facilities in Virginia.

Our notes payable of $189 million and $67 million, excluding deferred financing costs, had a fair value of approximately $190 million and $65 million as of December 31, 2017 and 2016, respectively.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Lease income	$18,283	$3,626
Rental income	6,148	2,433
Healthcare real estate income	24,431	6,059

Interest expense	7,808	1,814
Depreciation	6,280	1,312
Transaction expenses	—	890
Tenant expenses	4,235	1,384
Other	246	—
Healthcare real estate expense	18,569	5,400
Net healthcare investment income	$5,862	$659

Healthcare lease income is derived from our real property investments subject to triple net lease arrangements, and rental income relates to investments made through RIDEA joint ventures. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” Resident level rents and related operating expenses are subject to federal and state income taxes as the operations of such facilities are included in a TRS.

At December 31, 2017, future minimum lease payments receivable related to our healthcare and senior living facilities are as follows (dollars in thousands):

December 31, 2017
2018	$20,345
2019	20,764
2020	21,191
2021	21,627
2022	22,073
Thereafter	193,233
Total	$299,233
Note 6. Repurchase Agreements and Federal Home Loan Bank Advances

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions and the terms and conditions are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2017 and 2016, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of December 31, 2017 and 2016, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,307,662	1.54%	114	$2,215,151	1.00%	159
Non-agency securities	556,057	2.72%	24	755,665	2.23%	23
Total repurchase agreements	$3,863,719	1.71%	101	$2,970,816	1.31%	125
The following table summarizes our borrowings under repurchase arrangements as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency and non-agency
≤ 1 month	$1,341,712	1.91%	17	$1,304,341	1.52%	15
> 1 to ≤ 2 months	1,334,493	1.55%	40	830,099	1.16%	41
> 2 to ≤ 3 months	295,204	1.76%	76	508,047	1.07%	78
> 3 to ≤ 6 months	334,372	1.51%	123	63,329	0.93%	114
> 6 to ≤ 12 months	292,938	1.57%	256	—	N/A	N/A
> 12 months	265,000	1.80%	658	265,000	1.32%	1023
Total repurchase agreements	$3,863,719	1.71%	101	$2,970,816	1.31%	125
We had repurchase agreements with 34 financial institutions as of December 31, 2017. Less than 5% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 17% of our stockholders' equity at risk as of December 31, 2017.

We had agency RMBS with fair values of $3.6 billion and $2.4 billion pledged as collateral against repurchase agreements as of December 31, 2017 and 2016, respectively. We had non-agency securities with fair values of $0.7 billion and $1.0 billion pledged as collateral against repurchase agreements as of December 31, 2017 and 2016, respectively.

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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Derivative assets:
Interest rate swaps	$4,894	$26,766
Interest rate swaptions	6,728	1,467
TBA securities	3,090	815
Derivative assets, at fair value	$14,712	$29,048

Derivative liabilities:
Interest rate swaps	$—	$4,475
TBA securities	1,339	19,304
Credit default swaps	3,115	4,041
Derivative liabilities, at fair value	$4,454	$27,820

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three years ended December 31, 2017 (in thousands):

	For the Years Ended December 31,
	2017			2016			2015
	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$(7,317)	$37,971	$(19,939)	$(10,337)	$(80,762)	$73,646	$(16,437)	$(53,114)	$9,662
Interest rate swaptions	—	(2,735)	(656)	—	(1,307)	813	—	(4,049)	156
TBA securities	—	18,852	20,240	—	(3,422)	(19,295)	—	22,727	(10,825)
Short sales of U.S. Treasuries	—	(20,743)	(3,310)	—	(14,303)	11,955	—	(15,544)	1,757
Credit default swaps	—	(1,065)	232	—	(1,461)	(2,655)	—	125	895
Other	—	201	7	—	4,546	(1,075)	—	3,954	411
Total	$(7,317)	$32,481	$(3,426)	$(10,337)	$(96,709)	$63,389	$(16,437)	$(45,901)	$2,056

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities during the three years ended December 31, 2017 (in thousands):

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2017 Notional Amount
Interest rate swaps	$2,975,000	1,145,000	(590,000)	$3,530,000
Interest rate swaptions	$150,000	375,000	(100,000)	$425,000
TBA securities	$886,042	26,028,309	(25,209,965)	$1,704,386
U.S. Treasuries	$21,000	35,000	(56,000)	$—
Short sales of U.S. Treasuries	$(511,000)	1,426,000	(1,761,700)	$(846,700)
Credit default swaps	$49,000	—	(1,000)	$48,000

	December 31, 2015 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2016 Notional Amount
Interest rate swaps	$2,290,000	1,835,000	(1,150,000)	$2,975,000
Interest rate swaptions	$250,000	—	(100,000)	$150,000
TBA securities	$59,878	16,995,682	(16,169,518)	$886,042
U.S. Treasuries	$—	344,500	(323,500)	$21,000
U.S. Treasury futures	$(350,000)	1,600,000	(1,250,000)	$—
Short sales of U.S. Treasuries	$(269,000)	959,500	(1,201,500)	$(511,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$40,128	—	(40,128)	$—
Credit default swaps	$49,500	—	(500)	$49,000

	December 31, 2014 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	December 31, 2015 Notional Amount
Interest rate swaps	$4,015,000	275,000	(2,000,000)	$2,290,000
Interest rate swaptions	$550,000	100,000	(400,000)	$250,000
TBA securities	$296,172	28,149,744	(28,386,038)	$59,878
U.S. Treasuries	$756,500	3,772,750	(4,529,250)	$—
U.S. Treasury futures	$(150,000)	800,000	(1,000,000)	$(350,000)
Short sales of U.S. Treasuries	$(228,500)	1,698,200	(1,738,700)	$(269,000)
Mortgage options	$—	50,000	(50,000)	$—
Interest only swaps	$48,739	—	(8,611)	$40,128
Credit default swaps	$—	99,500	(50,000)	$49,500
Credit default options	$—	50,000	(50,000)	$—
Interest Rate Swap Agreements
Our derivative portfolio includes interest rate swaps, which are used to manage our exposure to interest rate risk. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of December 31, 2017 and 2016, we had interest rate swap agreements summarized in the table below (dollars in thousands).

	December 31, 2017				December 31, 2016
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Current Maturity Date (1)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,500,000	1.26%	1.46%	1.3	$1,865,000	1.14%	0.92%	1.8
> 3 to ≤ 5 years	985,000	1.79%	1.47%	4.0	475,000	1.78%	0.93%	4.8
> 5 to ≤ 7 years	350,000	1.78%	1.40%	5.7	510,000	1.78%	0.89%	5.8
> 7 years	695,000	2.26%	1.47%	9.9	125,000	2.08%	0.91%	9.7
Total	$3,530,000	1.65%	1.46%	4.2	$2,975,000	1.39%	0.92%	3.3
————————

(1)	Includes swaps with an aggregate notional of $0.4 billion and $0.2 billion with deferred start dates averaging 0.1 years and 0.2 years from December 31, 2017 and 2016, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.58% and 1.35% as of December 31, 2017 and 2016, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.

Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

December 31, 2016
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

> 3 to ≤ 12 months	$2,734	$340	0.9	$100,000	3.21%	5.0
> 12 months	3,493	1,127	6.7	50,000	3.00%	7.0
Total / weighted average	$6,227	$1,467	2.8	$150,000	3.14%	5.7
TBA Securities
As of December 31, 2017 and 2016, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	December 31,
	2017		2016
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets:
Purchase of TBA securities	$1,386,416	$3,089	$410,300	$815
Sale of TBA securities	(1,200)	1	(1,000)	—
Total TBA assets	1,385,216	3,090	409,300	815

TBA liabilities:
Purchase of TBA securities	319,170	(1,339)	678,542	(18,636)
Sale of TBA securities	—	—	(201,800)	(668)
Total TBA liabilities	319,170	(1,339)	476,742	(19,304)
Total net TBA	$1,704,386	$1,751	$886,042	$(18,489)
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to mitigate our exposure to changes in interest rates.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $0.8 billion and $0.5 billion as of December 31, 2017 and 2016, respectively. The borrowed securities were collateralized by cash payments of $0.8 billion and $0.5 billion as of December 31, 2017 and 2016, respectively, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in realized and unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Default Swaps
We may invest in credit default swaps to mitigate a portion of the potential impact of credit risk on the fair values of our CRT non-agency securities. As of December 31, 2017, we had credit default swaps with a notional amount of $48.0 million and a liability fair value of $3.1 million. Credit default swaps are presented in derivative liabilities, at fair value on the consolidated balance sheets.
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
Further, each of our ISDA Master Agreements contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of December 31, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

Concerning our non-centrally cleared interest rate swap and swaption agreements, we did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of December 31, 2017.

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

Note 8. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
December 31, 2017
Interest rate swaps and swaptions (2)	$11,622	$—	$11,622	$—	$(5,642)	$5,980
TBA	3,090	—	3,090	(1,339)	—	1,751
Receivable under reverse repurchase agreements	843,130	—	843,130	(725,319)	(117,811)	—
Total	$857,842	$—	$857,842	$(726,658)	$(123,453)	$7,731

December 31, 2016
Interest rate swaps and swaptions (2)	$28,233	$—	$28,233	$(4,475)	$(9,165)	$14,593
TBA	815	—	815	(815)	—	—
Receivable under reverse repurchase agreements	487,469	—	487,469	(366,950)	(120,519)	—
Total	$516,517	$—	$516,517	$(372,240)	$(129,684)	$14,593
Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
December 31, 2017
TBA	1,339	—	1,339	(1,339)	—	—
Repurchase agreements	3,863,719	—	3,863,719	(725,319)	(3,138,400)	—
Total	$3,865,058	$—	$3,865,058	$(726,658)	$(3,138,400)	$—

December 31, 2016
Interest rate swaps (2)	$4,475	$—	$4,475	$(4,475)	$—	$—
TBA	19,304	—	19,304	(815)	(18,489)	—
Repurchase agreements	2,970,816	—	2,970,816	(366,950)	(2,603,866)	—
FHLB advances	273,700	—	273,700	—	(273,700)	—
Total	$3,268,295	$—	$3,268,295	$(372,240)	$(2,896,055)	$—
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

Note 9. Fair Value Measurements
We have elected the option to account for all of our financial assets at fair value, with changes in fair value reflected in income during the period in which they occur. We have determined that this presentation most appropriately represents our financial results and position. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the assumptions market participants would use when pricing an asset or liability.
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

The following tables present our financial instruments carried at fair value as of December 31, 2017 and 2016, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,758,181	$—	$3,758,181
Non-agency securities	—	872,084	—	872,084
Derivative assets	—	14,712	—	14,712
Total	$—	$4,644,977	$—	$4,644,977

Liabilities
Derivative liabilities	$—	$4,454	$—	$4,454
Obligation to return securities borrowed under reverse repurchase agreements	830,776	—	—	830,776
Total	$830,776	$4,454	$—	$835,230

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$2,803,168	$—	$2,803,168
Non-agency securities	—	1,134,469	—	1,134,469
U.S. Treasury securities	20,209	—	—	20,209
Derivative assets	—	29,048	—	29,048
MSR assets	—	—	49,776	49,776
Total	$20,209	$3,966,685	$49,776	$4,036,670

Liabilities
Derivative liabilities	$—	$27,820	$—	$27,820
Obligation to return securities borrowed under reverse repurchase agreements	474,935	—	—	474,935
Total	$474,935	$27,820	$—	$502,755
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of December 31, 2017.
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
The following table presents a summary of the changes in fair value for Level 3 purchased MSR assets carried at fair value for the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2017	2016
Beginning balance	$49,776	$70,857
Losses included in net income:
Realized losses (1)	(1,089)	(10,335)
Unrealized losses	—	(10,746)
Total net losses included in net income	(1,089)	(21,081)
Dispositions	(48,687)	—
Ending balance	$—	$49,776
————————

(1)
Realized losses are comprised of realization of cash flows and are included in servicing expense on the consolidated statements of operations. Unrealized gains (losses) are included in unrealized gain (loss) on mortgage servicing rights on the consolidated statements of operations.

Note 10. Mortgage Servicing Rights
Our subsidiary, Residential Credit Solutions, Inc. (“RCS”), is a mortgage servicer based in Fort Worth, Texas. During the year ended December 31, 2017, RCS sold its remaining MSR and is now engaged in winding down its remaining operations. The following table summarizes activity related to MSR accounted for as purchases during the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Beginning balance	$49,776	$70,857
Reductions from sales of MSR	(48,687)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	—	(10,746)
Other changes in fair value (1)	(1,089)	(10,335)
Ending balance	$—	$49,776
————————

(1)	Other changes in fair value primarily represents changes due to the realization of cash flows.

The following table presents the components of net servicing loss for the three years ended December 31, 2017 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Servicing fee income	$2,620	$17,836	$32,681
Incentive, ancillary and other income	169	3,472	15,957
Servicing income	2,789	21,308	48,638

Employee compensation and benefit costs	3,869	16,624	31,039
Facility costs	472	2,641	10,194
Realization of cash flows from MSR	1,089	10,335	10,033
Other servicing costs	2,696	9,398	14,739
Servicing expense	8,126	38,998	66,005

Net servicing loss	$(5,337)	$(17,690)	$(17,367)
Risk Mitigation Activities
The Company’s previous investment in MSR exposes us to certain risks, including representation and warranty risk. Representation and warranty risk refers to the representations and warranties we made (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we had acquired MSR. We mitigated representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to prior origination and servicing. In connection with the sale of its servicing assets and remaining MSR in 2016 and 2017, RCS retained certain risk exposure existing prior to the time of such sales, including representation and warranty risk.
Note 11. Other Assets
The following table summarizes our other assets as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Servicing advances	$324	$9,151
FHLB membership stock	—	11,489
Prepaid expenses	1,993	1,291
Accounts receivable	5,682	4,031
Goodwill	5,840	5,840
Other	9,403	7,376
Total other assets	$23,242	$39,178
Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Cash collateral held	$5,642	$10,807
Due to manager	1,451	1,747
Accrued interest	12,547	6,590
Other accounts payable and accrued expenses	13,952	11,732
Total accounts payable and other accrued liabilities	$33,592	$30,876

Note 13. Management Agreement and Related Parties

We have entered into a management agreement with our Manager with a current renewal term through August 9, 2018 and automatic one-year extension options thereafter. The management agreement may be terminated by us without cause, as defined in the management agreement, upon 90 days’ prior written notice. The management agreement may be terminated by our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that our Manager provides 180-days prior written notice of non-renewal of the management agreement. If we were to terminate the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only terminate the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.

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

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We recorded an expense for management fees of $13.7 million, $14.5 million and $17.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $1.0 million and $1.1 million are included in accounts payable and other accrued liabilities on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

In addition, we reimburse our Manager for expenses directly related to our operations, excluding employment-related expenses of our Manager. We recorded expense reimbursements to our Manager of $2.0 million, $2.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $0.1 million and $0.6 million is included in accounts payable and other accrued liabilities on the consolidated balance sheet as of December 31, 2017 and 2016, respectively, consisting mostly of information technology system expenses.

As of December 31, 2017, the parent company of our Manager, held 1.6 million shares of our common stock.

Note 14. Income Taxes

The following table summarizes dividends declared during the three years ended December 31, 2017 and their related tax characterization.

			Tax Characterization of Dividends
Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Capital Gains Per Share
8.125% Series A Cumulative Redeemable Preferred Stock Dividends
2017	$2.031250	$4,468	$2.031250	$—	$—
2016	$2.031250	$4,468	$2.031250	$—	$—
2015	$2.031250	$4,468	$2.031250	$—	$—
Common Stock Dividends
2017	$1.850000	$84,726	$1.850000	$—	$—
2016	$1.600000	$73,261	$1.600000	$—	$—
2015	$1.800000	$90,232	$1.800000	$—	$—

We have distributed all of our 2017 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax. We do not currently expect to incur any excise tax liability for the year ended December 31, 2017.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2017 and 2016. Our tax returns for tax years since 2014 are open to examination by the Internal Revenue Service (“IRS”).

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of December 31, 2017, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $118 million, which can be carried forward for up to twenty years. The utilization of approximately $50 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred approximately $14 million of capital loss, which can be carried forward for up to five years.

The Tax Cuts and Jobs Act (“TCJA”) signed into law during the fourth quarter of 2017 reduces the Corporate tax rate to
21% for tax years starting after December 31, 2017. As of December 31, 2017, RCS’s gross deferred tax assets associated with the NOL and temporary differences other than the AMT credit carryforward, as reevaluated based on the new corporate tax rate and estimated state effective rate, were approximately $31 million, with respect to which RCS has provided a full valuation allowance.

The valuation allowance previously provided on the AMT credit carryforward has been released due to the repeal of corporate AMT tax and the credit refund mechanism provided by TCJA. As a result, a deferred tax benefit of $0.6 million has been recorded in the consolidated statements of operations, and a corresponding income tax receivable is included in other assets on the consolidated balance sheets as of December 31, 2017.
Note 15. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of December 31, 2017, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2017, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the stock repurchase plan only when the repurchase price is less than its estimate of its then current net asset value per common share. The total amount of $100 million remains authorized and available for common stock repurchases as of December 31, 2017.

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

Long-Term Incentive Plan

The Company sponsors the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors. During 2017,
2016 and 2015, we granted restricted stock unit (“RSU”) awards under the plan to our independent directors totaling $0.3 million, $0.4 million and $0.4 million, respectively. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent shares for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan. We did not issue any shares of common stock related to the vesting of RSU awards during the year ended December 31, 2017, as any awards vested during the period were deferred to future periods. We issued 38,314 shares of common stock to our independent directors related to the vesting of RSU awards during the year ended December 31, 2016. We have made no awards under the plan to our officers or the officers or employees of our Manager, and we no longer intend to issue RSUs to RCS employees.

During 2014, we granted RSU awards under the plan to certain members of RCS management totaling $5.4 million in aggregate value. In connection with the sale of all of its subservicing assets in the first quarter of 2016, we issued 136,979 shares of common stock related to the vesting of RSU awards during the year ended December 31, 2016. All remaining unvested RSU common stock equivalents issued to RCS employees were forfeited in the first quarter of 2016.

The following table summarizes restricted stock and RSU transactions during the three years ended December 31, 2017:

Unvested Balance:	Total Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Vest Date Fair Value
December 31, 2014	271,580	$20.00	$—
Granted	20,730	$18.09	$—
Accrued RSU dividend equivalents	6,113	$—	$—
Vested	(52,986)	$20.02	$16.46
December 31, 2015	245,437	$21.61	$—
Granted	25,050	$14.97	$—
Accrued RSU dividend equivalents	1,796	$—	$—
Vested	(175,293)	$19.36	$14.20
Forfeited	(86,484)	$19.93	N/A
December 31, 2016	10,506	$19.17	$—
Granted	16,620	$18.05	$—
Accrued RSU dividend equivalents	1,852	$—	$—
Vested	(11,563)	$14.97	$17.94
December 31, 2017	17,415	$17.43	$—

During the years ended December 31, 2017, 2016 and 2015, we recognized $0.2 million, $2.1 million and $1.6 million of compensation expense under the plan, respectively. As of December 31, 2017, we had unrecognized compensation costs related to awards granted under the plan of approximately $0.1 million. As of December 31, 2017, we had 862,277 shares of common stock reserved for future issuance under our long-term incentive plan.

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

Net income used in the numerator to calculate both basic and diluted EPS is the same.  The number of shares used in the denominator of the calculation for basic and diluted EPS is different by an amount equal to the dilutive effect of stock awards issued to employees and directors.

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of December 31, 2017, we have not issued any shares under this program.

Note 16. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations for the year ended December 31, 2017 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$38,167	$35,991	$35,733	$33,757
Interest expense	(15,570)	(14,447)	(12,344)	(10,165)
Net interest income	22,597	21,544	23,389	23,592
Net servicing income (loss)	91	(1,161)	(1,840)	(2,427)
Net healthcare investment income	1,850	1,969	1,381	662
Total other gains, net	10,063	32,923	25,103	22,069
Total expenses	(5,088)	(5,425)	(5,421)	(5,095)
Income before income tax	29,513	49,850	42,612	38,801
Benefit from income tax	550	—	—	—
Net income	30,063	49,850	42,612	38,801
Dividend on preferred stock	(1,117)	(1,117)	(1,117)	(1,117)
Noncontrolling interest in net (income) loss	4	—	7	(2)
Net income available to common shareholders	$28,950	$48,733	$41,502	$37,682

Net income per common share — basic and diluted	$0.63	$1.06	$0.91	$0.82

Weighted average common shares — basic	45,809	45,809	45,803	45,798
Weighted average common shares — diluted	45,818	45,814	45,804	45,806

Dividends declared per common share	$0.50	$0.45	$0.45	$0.45

The following is a presentation of the quarterly results of operations for the year ended December 31, 2016 (in thousands, except per share data).

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$39,453	$35,591	$35,454	$37,272
Interest expense	(10,144)	(10,082)	(9,576)	(9,780)
Net interest income	29,309	25,509	25,878	27,492
Net servicing loss	(1,161)	(2,490)	(5,783)	(8,256)
Net healthcare investment income (loss)	498	350	(189)	—
Total other gains (losses), net	(68,411)	51,004	27,931	(34,368)
Total expenses	(5,161)	(5,319)	(7,430)	(5,857)
Income (loss) before income tax	(44,926)	69,054	40,407	(20,989)
Benefit from (provision for) income tax, net	745	(31)	(281)	(308)
Net income (loss)	(44,181)	69,023	40,126	(21,297)
Dividend on preferred stock	(1,117)	(1,117)	(1,117)	(1,117)
Noncontrolling interest in net (income) loss	(3)	(5)	6	—
Net income (loss) available to common shareholders	$(45,301)	$67,901	$39,015	$(22,414)

Net income (loss) per common share — basic and diluted	$(0.99)	$1.48	$0.85	$(0.48)

Weighted average common shares — basic	45,798	45,798	45,777	46,651
Weighted average common shares — diluted	45,803	45,801	45,778	46,666

Dividends declared per common share	$0.40	$0.40	$0.40	$0.40

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Additional U.S. Federal Income Tax Considerations
The following summary of certain U.S. Federal income tax considerations supplements the discussion set forth under the heading “U.S. Federal Income Tax Considerations” in our prospectus dated June 26, 2015, filed as part of our registration statement on Form S-3ASR (No. 333-205300), and any supplements thereto, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in such prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to particular holders of our common stock in light of their personal investment or tax circumstances.
EACH PROSPECTIVE HOLDER IS ADVISED TO CONSULT HIS, HER OR ITS TAX ADVISOR REGARDING THE
SPECIFIC U.S. FEDERAL, STATE, LOCAL, AND FOREIGN INCOME AND OTHER TAX CONSEQUENCES TO HIM, HER OR IT OF ACQUIRING, HOLDING, EXCHANGING, OR OTHERWISE DISPOSING OF OUR COMMON SHARES AND OF OUR ELECTION TO BE TAXED AS A REIT, AND OF POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

The recently enacted TCJA significantly changed the U.S. Federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Among other amendments, the TCJA effected the following changes (generally effective for taxable years beginning after December 31, 2017, unless otherwise indicated):

•	For taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. Federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced), and (ii) stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to "qualified dividend income" or treated as capital gain dividends), subject to certain limitations.

•	The U.S. Federal income tax rate applicable to corporations has been reduced to 21% (from the previous maximum rate of 35%), and the alternative minimum tax has been repealed for corporations. These changes would generally reduce the amount of income taxes payable by our TRS, as well as by us to the extent we would otherwise be subject to regular corporate-level U.S. Federal income tax (for example, if we were to become subject to tax as a result of distributing less than 100% of our taxable income or recognizing built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are attributable to gain from the disposition of a U.S. real property interest is reduced from 35% to 21%.

•	There are new limitations on the deductibility of interest expense and net operating losses, which may affect the deductibility of interest paid or accrued by, or net operating losses generated by, us or our TRS or other subsidiaries.

•	A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (‘‘UBTI’’) will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•	New rules have been enacted that in some circumstances may accelerate the recognition of certain income items.

•	Significant changes have been enacted to the international tax rules, which, among other consequences, could affect the amount, timing, or character of income we recognize with respect to any foreign entity in or through which we may invest.

Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. You are urged to consult your tax advisor regarding the effects of the TCJA on your investment in our common shares.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE OFFICERS”, “BOARD AND GOVERNANCE MATTERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE” and “COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the heading “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:
1. The following financial statements are filed herewith:
a. Consolidated Balance Sheets as of December 31, 2017 and 2016
b. Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
c. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
d. Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

*10.1
Amended and Restated Management Agreement by and among MTGE Investment Corp., MTGE TRS, LLC and MTGE Management, LLC, dated July 1, 2016, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-35260), filed July 8, 2016.

†*10.2	American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of Form 10-Q (File No. 001-35260), filed May 6, 2016.

†10.3	Form of Amended and Restated Equity Incentive Plan Restricted Stock Agreement for independent directors, filed herewith.

*10.4	Sales Agreement between MTGE Investment Corp. and Cantor Fitzgerald & Co., dated August 2, 2017, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-35260), filed August 2, 2017.
*10.5
Sales Agreement between MTGE Investment Corp. and Wells Fargo Securities, LLC, dated August 2, 2017, incorporated herein by reference to Exhibit 1.2 of Form 8-K (File No. 001-35260), filed August 2, 2017.

12.1	Calculation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

*14	MTGE Investment Corp. Code of Ethics and Conduct, adopted July 27, 2017 incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-35260), filed August 7, 2017.

21
Subsidiaries of the Company and jurisdiction of incorporation:
1) MTGE TRS, LLC, a Delaware limited liability company
2) MTGE 2013 LLC, a Delaware limited liability company
3) Residential Credit Solutions Inc., a Delaware corporation
4) Woodmont Insurance Co. LLC, a Missouri limited liability company
5) Capital Healthcare Investments, LLC, a Delaware limited liability company

23	Consent of Ernst and Young LLP, filed herewith.

24	Powers of Attorney of directors and officers, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
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

MTGE Investment Corp.

By:	/s/ GARY D. KAIN
Gary D. Kain
Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY D. KAIN	Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)	February 27, 2018
Gary D. Kain

/s/ PETER J. FEDERICO	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 27, 2018
Peter J. Federico

/s/ DONALD W. HOLLEY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Donald W. Holley

*	Director	February 27, 2018
Robert M. Couch

*	Director	February 27, 2018
Julia L. Coronado

*	Director	February 27, 2018
Randy E. Dobbs

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack Attorney-in-fact