Form 10-Q
period 2018-03-31
MTGE Investment Corp.
filed 2018-05-10
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s common stock outstanding as of May 1, 2018 was 45,797,687.

MTGE INVESTMENT CORP.

PART I

Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,434,631 and $3,581,868, respectively)	$3,660,403	$3,758,181
Non-agency securities, at fair value (including pledged securities of $760,144 and $743,278, respectively)	833,681	872,084
U.S. Treasury securities, at fair value (including pledged securities of $24,903 and $0, respectively)	24,924	—
Land	17,201	16,641
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	259,775	240,352
Cash and cash equivalents	123,396	123,762
Restricted cash and cash equivalents	40,857	46,324
Interest receivable	14,919	14,608
Derivative assets, at fair value	29,726	14,712
Receivable under reverse repurchase agreements	836,901	843,130
Other assets	16,025	23,242
Total assets	$5,857,808	$5,953,036
Liabilities:
Repurchase agreements	$3,743,436	$3,863,719
Notes payable, net of deferred financing costs	201,986	186,500
Payable for securities purchased	58,182	4,357
Derivative liabilities, at fair value	—	4,454
Dividend payable	24,016	24,016
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	824,688	830,776
Accounts payable and other accrued liabilities	44,904	33,592
Total liabilities	4,897,212	4,947,414
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,797	1,122,729
Retained deficit	(216,497)	(171,119)
Total stockholders’ equity	959,797	1,005,107
Noncontrolling interests	799	515
Total equity	960,596	1,005,622
Total liabilities and equity	$5,857,808	$5,953,036
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Agency securities	$27,511	$17,901
Non-agency securities	11,994	15,696
Other	125	160
Interest expense	(17,053)	(10,165)
Net interest income	22,577	23,592

Healthcare real estate:
Healthcare real estate income	7,760	3,315
Healthcare real estate expense	(5,795)	(2,653)
Net healthcare investment income	1,965	662

Other gains (losses):
Realized loss on agency securities, net	(1,940)	(212)
Realized gain on non-agency securities, net	4,154	12,714
Realized gain (loss) on periodic settlements of interest rate swaps, net	358	(2,660)
Realized gain on other derivatives and securities, net	2,736	2,167
Unrealized loss on agency securities, net	(76,170)	(115)
Unrealized gain (loss) on non-agency securities, net	(3,337)	13,014
Unrealized gain (loss) on other derivatives and securities, net	33,457	(2,839)
Servicing income	50	2,558
Servicing expense	(250)	(4,985)
Total other gains (losses), net	(40,942)	19,642
Expenses:
Management fees	3,389	3,376
General and administrative expenses	1,578	1,719
Total expenses	4,967	5,095
Net income (loss)	(21,367)	38,801
Dividend on preferred stock	(1,117)	(1,117)
Noncontrolling interest in net loss (income)	5	(2)
Net income (loss) available to common stockholders	$(22,479)	$37,682

Net income (loss) per common share — basic and diluted	$(0.49)	$0.82

Weighted average common shares — basic	45,810	45,798
Weighted average common shares — diluted	45,822	45,806

Dividend declared per common share	$0.50	$0.45
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
Net income	—	—	—	—	—	38,799	2	38,801
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—			34	—	—	34
Preferred dividends declared					—	(1,117)	—	(1,117)
Common dividends declared	—	—	—	—	—	(20,609)	—	(20,609)
Balance, March 31, 2017	2,200	$53,039	45,798	$458	$1,122,527	$(226,187)	$306	$950,143

Balance, December 31, 2017	2,200	$53,039	45,798	$458	$1,122,729	$(171,119)	$515	$1,005,622
Net income	—	—	—	—	—	(21,362)	(5)	(21,367)
Issuance of noncontrolling interest	—	—	—	—	—	—	293	293
Distribution to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	—	—	68	—	—	68
Preferred dividends declared	—	—	—	—	—	(1,117)	—	(1,117)
Common dividends declared	—	—	—	—	—	(22,899)	—	(22,899)
Balance, March 31, 2018	2,200	$53,039	45,798	$458	$1,122,797	$(216,497)	$799	$960,596
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,367)	$38,801
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	4,486	5,481
Accretion of net discount on non-agency securities	(3,768)	(6,783)
Depreciation and amortization on real estate investments	2,059	771
Realization of cash flows from MSR	—	1,089
Unrealized loss (gain) on securities, MSR and derivatives, net	46,050	(10,060)
Realized loss (gain) on agency securities, net	1,940	212
Realized gain on non-agency securities, net	(4,154)	(12,714)
Realized loss (gain) on other derivatives and securities, net	(3,094)	592
Stock-based compensation	68	34
Increase in interest receivable	(311)	(826)
Decrease in other assets	4,024	4,799
Increase (decrease) in operating accounts payable and other accrued liabilities	(38)	5,511
Net cash flows from operating activities	25,895	26,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of agency securities	(284,077)	(485,296)
Purchases of non-agency securities	(65,690)	(77,819)
Purchases of healthcare real estate investments	(21,984)	(26,634)
Proceeds from sale of agency securities	220,435	208,457
Proceeds from sale of non-agency securities	89,902	260,473
Proceeds from sale of MSR	3,193	43,823
Principal collections on agency securities	107,745	85,136
Principal collections on non-agency securities	18,776	43,258
Net proceeds from (payments on) reverse repurchase agreements	6,229	(847,588)
Purchases of U.S. Treasury securities	(141,912)	(332,959)
Proceeds from sale of U.S. Treasury securities	153,449	1,193,721
Payments for the termination of interest rate swaps	—	(3,841)
Other investing cash flows, net	10,788	(12,098)
Net cash flows from investing activities	96,854	48,633
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(24,016)	(19,436)
Issuance of noncontrolling interest	293	—
Distributions to noncontrolling interest	(4)	(11)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	5,503,995	5,987,161
Repayments on repurchase agreements and Federal Home Loan Bank advances	(5,624,278)	(6,035,054)
Proceeds from notes payable, net of deferred financing costs	15,938	19,774
Repayments of notes payable	(510)	(93)
Net cash flows used in financing activities	(128,582)	(47,659)
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,833)	27,881
Cash and cash equivalents and restricted cash at beginning of the period	170,086	136,645
Cash and cash equivalents and restricted cash at end of period	$164,253	$164,526
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

Adoption of Accounting Standard Updates

As of January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. Net income was not impacted. The adoption of ASU 2016-18 resulted in the presentation of restricted cash with cash and cash equivalents on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Our prior period results have been revised to conform to the current presentation.
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,393,236	$1,196,372	$3,589,608
Unamortized premium	118,223	63,641	181,864
Amortized cost	2,511,459	1,260,013	3,771,472
Gross unrealized gains	688	281	969
Gross unrealized losses	(75,332)	(36,706)	(112,038)
Agency RMBS, at fair value	$2,436,815	$1,223,588	$3,660,403

Weighted average coupon as of March 31, 2018	3.61%	3.73%	3.65%
Weighted average yield as of March 31, 2018	2.82%	2.96%	2.87%
Weighted average yield for the three months ended March 31, 2018	2.94%	3.12%	3.00%

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,698,545	$718	$(111,935)	$3,587,328
Adjustable rate	72,927	251	(103)	73,075
Total Agency RMBS	$3,771,472	$969	$(112,038)	$3,660,403

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,485,055	$1,117,551	$3,602,606
Unamortized premium	127,008	63,466	190,474
Amortized cost	2,612,063	1,181,017	3,793,080
Gross unrealized gains	3,876	1,149	5,025
Gross unrealized losses	(28,364)	(11,560)	(39,924)
Agency RMBS, at fair value	$2,587,575	$1,170,606	$3,758,181

Weighted average coupon as of December 31, 2017	3.63%	3.75%	3.67%
Weighted average yield as of December 31, 2017	2.78%	2.89%	2.82%
Weighted average yield for the year ended December 31, 2017	2.67%	2.69%	2.68%

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,717,285	$3,707	$(39,924)	$3,681,068
Adjustable rate	75,795	1,318	—	77,113
Total Agency RMBS	$3,793,080	$5,025	$(39,924)	$3,758,181

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of March 31, 2018 and December 31, 2017 according to their estimated weighted average life classification (dollars in thousands):

	March 31, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$42,371	$43,132	2.10%	3.93%	$40,404	$40,815	2.06%	3.92%
Greater than three years and less than or equal to five years	489,624	498,048	2.39%	3.15%	534,299	535,608	2.38%	3.19%
Greater than five years and less than or equal to 10 years	2,872,403	2,967,793	2.94%	3.74%	3,149,565	3,182,468	2.90%	3.75%
Greater than 10 years	256,005	262,499	3.15%	3.55%	33,913	34,189	2.98%	3.50%
Total	$3,660,403	$3,771,472	2.87%	3.65%	$3,758,181	$3,793,080	2.82%	3.67%
As of March 31, 2018 and December 31, 2017, the estimated weighted average life of our agency security portfolio was 8.0 years and 7.5 years, respectively, which incorporates anticipated future prepayment assumptions. As of March 31, 2018 and December 31, 2017, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 7.6% and 8.4%, respectively.
Realized Gains and Losses
The following table summarizes our net realized gains and losses from the sale of agency RMBS during three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Proceeds from agency securities sold	$220,435	$208,457
Less agency securities sold, at cost	(222,375)	(208,669)
Realized loss on agency securities, net	$(1,940)	$(212)

Gross realized gains on sale of agency securities	$14	$1,270
Gross realized losses on sale of agency securities	(1,954)	(1,482)
Realized loss on agency securities, net	$(1,940)	$(212)

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under financing and derivative agreements by type as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,294,011	$1,140,080	$3,434,091
Derivative agreements	80	460	540
Total fair value	2,294,091	1,140,540	3,434,631
Accrued interest on pledged agency RMBS	6,800	3,476	10,276
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,300,891	$1,144,016	$3,444,907

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,443,591	$1,137,587	$3,581,178
Derivative agreements	84	606	690
Total fair value	2,443,675	1,138,193	3,581,868
Accrued interest on pledged agency RMBS	7,132	3,399	10,531
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,450,807	$1,141,592	$3,592,399
The following table summarizes our agency RMBS pledged as collateral under financings agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,102,225	$1,136,865	$3,262	$940,788	$949,282	$2,765
31 - 59 days	985,955	1,015,732	2,974	1,298,331	1,311,882	3,818
60 - 90 days	359,108	370,094	1,096	261,823	262,908	785
Greater than 90 days	986,803	1,019,398	2,944	1,080,236	1,091,195	3,161
Total	$3,434,091	$3,542,089	$10,276	$3,581,178	$3,615,267	$10,529

As of March 31, 2018 and December 31, 2017, none of our repurchase agreement borrowings backed by agency RMBS had original overnight maturities.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$139,841	$9,529	$(77)	$130,389	$(13,262)	$143,651	3.86%	5.89%
CRT	300,338	16,465	(81)	283,954	13,258	270,696	5.50%	5.68%
Alt-A	277,083	50,162	(628)	227,549	(109,122)	336,671	2.94%	9.21%
Option-ARM	84,683	12,790	—	71,893	(20,305)	92,198	2.11%	6.79%
Subprime	13,337	873	—	12,464	(664)	13,128	5.20%	5.92%
CMBS	18,399	171	(85)	18,313	(187)	18,500	5.68%	6.04%
Total	$833,681	$89,990	$(871)	$744,562	$(130,282)	$874,844	3.91%	6.92%
————————

(1)
Coupon rates are floating, except for $11.4 million, $5.6 million, $12.0 million, $13.3 million and $18.4 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of March 31, 2018.

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
————————

(1)
Coupon rates are floating, except for $11.8 million, $0.9 million,$12.2 million, $13.4 million and $18.7 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2017.

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$285,566	$244,884	3.33%	8.44%	$302,797	$258,501	3.11%	8.31%
> 5 to ≤ 7 years	258,753	226,721	4.17%	7.05%	398,712	361,649	4.33%	5.97%
> 7 years	289,362	272,957	4.35%	5.43%	170,575	159,479	3.61%	5.18%
Total	$833,681	$744,562	3.91%	6.92%	$872,084	$779,629	3.73%	6.59%

Our Prime non-agency securities include investments in securitization trusts collateralized by prime mortgage loans, which were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these loan origination vintages. As of March 31, 2018, Prime non-agency securities also include $17.2 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of March 31, 2018, our Prime securities have both fixed and floating rate coupons ranging from 2.5% to 6.5%, with weighted average coupons of underlying collateral ranging from 3.5% to 5.0%.

Our CRT reference the performance of loans underlying agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2018, our CRT securities had fixed and floating rate coupons ranging from 1.3% to 8.8%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.3%. The loans underlying our CRT securities were originated between 2012 and 2018.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of March 31, 2018, our Alt-A securities had both fixed and floating rate coupons ranging from 2.0% to 6.5% with weighted average coupons of underlying collateral ranging from 3.6% to 5.8%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of March 31, 2018, our Option-ARM securities had coupons ranging from 2.0% to 2.6% and have underlying collateral with weighted average coupons between 3.5% and 4.5%. The loans underlying our Option-ARM securities were originated between 2004 and 2007.

Our Subprime non-agency RMBS include investments in securitization trusts collateralized by residential mortgages originated during or before 2005 that were originally considered to be of lower credit quality. As of March 31, 2018, our Subprime securities had a fair value of $13.3 million with fixed and floating rate coupons ranging from 5.0% to 5.5% and have underlying collateral with weighted-average coupons ranging from 5.5% to 5.7%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of March 31, 2018, our CMBS securities had a fair market value of $18.4 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a weighted average coupon of 4.5%.

More than 87% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of March 31, 2018.
Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Proceeds from non-agency securities sold	$89,901	$260,473
Increase in receivable for securities sold	—	5,748
Less: non-agency securities sold, at cost	(85,747)	(253,507)
Realized gain on non-agency securities, net	$4,154	$12,714

Gross realized gain on sale of non-agency securities	$4,155	$12,864
Gross realized loss on sale of non-agency securities	(1)	(150)
Realized gain on non-agency securities, net	$4,154	$12,714

Pledged Assets
Non-agency securities with a fair value of $0.8 billion and $0.7 billion were pledged as collateral under financing arrangements as of March 31, 2018 and December 31, 2017, respectively, none of which had original overnight maturities.

The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$686,521	$614,635	$1,052	$585,943	$517,750	$815
31 - 59 days	60,500	50,754	75	97,537	82,105	145
60 - 90 days	13,123	10,311	17	59,798	58,651	135
Total	$760,144	$675,700	$1,144	$743,278	$658,506	$1,095

Note 6. Investments in Real Property
Investment Activity

During March 2018, CHI acquired a senior living facility located in Kansas for total consideration of $21.5 million through an existing joint venture structured in a manner intended to comply with the REIT Income Diversification and Empowerment Act (“RIDEA”). The total purchase price has been allocated to assets and liabilities based upon their respective fair values in accordance with our accounting policies. As a result of these purchase price allocations, $20.0 million was allocated to buildings, $0.9 million to furniture, fixtures and equipment and $0.6 million to land during the first quarter of 2018.

The following table summarizes our real estate investments net of accumulated depreciation as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$253,649	$233,407
Furniture, fixtures and equipment	15,719	14,537
Less: accumulated depreciation	(9,593)	(7,592)
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	259,775	240,352
Land	17,201	16,641
Goodwill	5,840	5,840
Net working capital (1)	16,369	18,994
Total real estate assets	$299,185	$281,827
————————

(1)
Net working capital primarily includes $14.7 million and $16.1 million of cash and cash equivalents and $3.4 million and $2.8 million of rent receivable recorded in other assets on the consolidated balances sheets as of March 31, 2018 and December 31, 2017, respectively.

Notes Payable

CHI finances its real estate investments primarily through secured debt. As of March 31, 2018, CHI had fixed rate debt with a principal amount of $138.3 million, a weighted average maturity of 25.3 years and an interest rate of 3.81% and floating rate debt with a principal amount of $66.4 million, a weighted average maturity of 0.9 years and a weighted average interest rate of 4.63%. As of December 31, 2017, CHI had floating rate debt with a principal amount of $50.3 million, a weighted average maturity of 0.8 years and a weighted average interest rate of 4.34% and fixed rate debt with a principal amount of $138.8 million, a weighted average maturity of 25.6 years and an interest rate of 3.80%.

The following is a summary of our notes payable activity for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$186,500	$66,527
Debt issued and assumed, net of deferred financing costs	15,938	19,581
Amortization of deferred financing costs	58	193
Principal repayments	(510)	(93)
Ending balance	$201,986	$86,208

Our notes payable of $204.7 million, excluding $2.7 million of deferred financing costs, had a fair value of approximately $198 million as of March 31, 2018. Our notes payable of $189.0 million, excluding $2.5 million of deferred financing costs, had a fair value of approximately $190 million as of December 31, 2017.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Lease income	$5,706	$2,253
Rental income	2,054	1,062
Healthcare real estate income	7,760	3,315

Interest expense	2,089	1,173
Depreciation	2,001	771
Tenant expenses	1,425	709
Other	280	—
Healthcare real estate expense	5,795	2,653
Net healthcare investment income	$1,964	$662

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

At March 31, 2018, future minimum lease payments receivable related to our healthcare and senior living facilities are as follows (dollars in thousands):

March 31, 2018
2018	$15,301
2019	20,764
2020	21,191
2021	21,627
2022	22,073
Thereafter	193,233
Total	$294,189
Note 7. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions and the terms and conditions are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2018 and December 31, 2017, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of March 31, 2018 and December 31, 2017, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,170,784	1.78%	106	$3,307,662	1.54%	114
Non-agency securities	569,380	2.93%	18	556,057	2.72%	24
U.S. Treasury securities	3,272	1.65%	1	—	N/A	N/A
Total repurchase agreements	$3,743,436	1.96%	92	$3,863,719	1.71%	101

The following table summarizes our borrowings under repurchase arrangements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
≤ 1 month	$1,584,501	2.09%	14	$1,341,712	1.91%	17
> 1 to ≤ 2 months	955,061	1.80%	43	1,334,493	1.55%	40
> 2 to ≤ 3 months	342,533	1.95%	78	295,204	1.76%	76
> 3 to ≤ 6 months	510,378	1.71%	155	334,372	1.51%	123
> 6 to ≤ 12 months	85,963	2.04%	301	292,938	1.57%	256
> 12 months	265,000	2.18%	568	265,000	1.80%	658
Total repurchase agreements	$3,743,436	1.96%	92	$3,863,719	1.71%	101
We had repurchase agreements with 36 financial institutions as of March 31, 2018. Less than 4% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 17% of our stockholders' equity at risk as of March 31, 2018.

We had agency RMBS with fair values of $3.4 billion and $3.6 billion pledged as collateral against repurchase agreements as of March 31, 2018 and December 31, 2017, respectively. We had non-agency securities with fair values of $0.8 billion and $0.7 billion pledged as collateral against repurchase agreements as of March 31, 2018 and December 31, 2017, respectively.
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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Derivative assets:
Interest rate swaps	$7,195	$4,894
Interest rate swaptions	12,820	6,728
TBA securities	9,711	3,090
Derivative assets, at fair value	$29,726	$14,712

Derivative liabilities:
TBA securities	—	1,339
Credit default swaps	—	3,115
Derivative liabilities, at fair value	$—	$4,454

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018			2017
	Realized Gain on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain (Loss) on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$358	$47,929	$2,120	$(2,660)	$26,021	$(21,830)
Interest rate swaptions	—	—	5,322	—	—	(428)
TBA securities	—	(43,145)	7,959	—	(24,290)	29,510
Short sales of U.S. Treasuries	—	(389)	16,503	—	251	(9,641)
Credit default swaps	—	(1,648)	1,528	—	(43)	(457)
Other	—	(11)	25	—	228	7
Total	$358	$2,736	$33,457	$(2,660)	$2,167	$(2,839)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities during three months ended March 31, 2018 and 2017 (in thousands):

	December 31, 2017 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2018 Notional Amount
Interest rate swaps	$3,530,000	100,000	—	$3,630,000
Interest rate swaptions	$425,000	75,000	—	$500,000
TBA securities	$1,704,386	5,057,110	(5,174,652)	$1,586,844
U.S. Treasuries	$—	119,500	(94,500)	$25,000
Short sales of U.S. Treasuries	$(846,700)	49,500	(60,500)	$(857,700)
Credit default swaps	$48,000	—	(48,000)	$—

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	March 31, 2017 Notional Amount
Interest rate swaps	$2,975,000	75,000	(75,000)	$2,975,000
Interest rate swaptions	$150,000	—	—	$150,000
TBA securities	$886,042	7,928,617	(6,774,908)	$2,039,751
U.S. Treasuries	$21,000	22,500	(43,500)	$—
Short sales of U.S. Treasuries	$(511,000)	318,500	(1,172,000)	$(1,364,500)
Credit default swaps	$49,000	—	(500)	$48,500

Interest Rate Swap Agreements
Our derivative portfolio includes interest rate swaps, which are used to manage our exposure to interest rate risk. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of March 31, 2018 and December 31, 2017, we had interest rate swap agreements summarized in the table below (dollars in thousands).

	March 31, 2018				December 31, 2017
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Current Maturity Date (1)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,600,000	1.31%	1.90%	1.2	$1,500,000	1.26%	1.46%	1.3
> 3 to ≤ 5 years	935,000	1.77%	1.94%	3.9	985,000	1.79%	1.47%	4.0
> 5 to ≤ 7 years	400,000	1.98%	1.79%	5.4	350,000	1.78%	1.40%	5.7
> 7 years	695,000	2.26%	1.96%	9.6	695,000	2.26%	1.47%	9.9
Total	$3,630,000	1.68%	1.91%	4.0	$3,530,000	1.65%	1.46%	4.2
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion and $0.4 billion with deferred start dates averaging 0.0 years and 0.1 years from March 31, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.64% and 1.58% as of March 31, 2018 and December 31, 2017, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,341	$3,979	0.7	$200,000	2.73%	8.4
>12 to ≤ 24 months	2,623	3,077	1.2	125,000	2.86%	8.4
> 24 months	7,951	5,764	3.2	175,000	2.87%	8.7
Total / weighted average	$12,915	$12,820	1.7	$500,000	2.81%	8.5

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

< 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

TBA Securities
As of March 31, 2018 and December 31, 2017, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	March 31, 2018		December 31, 2017
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets:
Purchase of TBA securities	$1,586,844	$9,711	$1,386,416	$3,089
Sale of TBA securities	—	—	(1,200)	1
Total TBA assets	1,586,844	9,711	1,385,216	3,090

TBA liabilities:
Purchase of TBA securities	—	—	319,170	(1,339)
Sale of TBA securities	—	—	—	—
Total TBA liabilities	—	—	319,170	(1,339)
Total net TBA	$1,586,844	$9,711	$1,704,386	$1,751
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to mitigate our exposure to changes in interest rates.
We had U.S. Treasury securities with a fair value of $24.9 million and a face amount of $25.0 million as of March 31, 2018, which are presented as U.S. Treasury securities, at fair value on the consolidated balance sheets. In addition, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $0.8 billion as of both March 31, 2018 and December 31, 2017. The borrowed securities were collateralized by cash payments of $0.8 billion as of both March 31, 2018 and December 31, 2017, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in realized and unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
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
Further, each of our ISDA Master Agreements contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of March 31, 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

We did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of March 31, 2018 under our non-centrally cleared interest rate swap and swaption agreements.

In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. The risk is considered minimal, however, due to initial and daily exchange of mark to market margin requirements, the clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
March 31, 2018
Interest rate swaps and swaptions (2)	$20,015	$—	$20,015	$—	$(16,891)	$3,124
TBA	9,711	—	9,711	—	—	9,711
Receivable under reverse repurchase agreements	836,901	—	836,901	(666,306)	(170,595)	—
Total	$866,627	$—	$866,627	$(666,306)	$(187,486)	$12,835

December 31, 2017
Interest rate swaps and swaptions (2)	$11,622	$—	$11,622	$—	$(5,642)	$5,980
TBA	3,090	—	3,090	(1,339)	—	1,751
Receivable under reverse repurchase agreements	843,130	—	843,130	(725,319)	(117,811)	—
Total	$857,842	$—	$857,842	$(726,658)	$(123,453)	$7,731

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
March 31, 2018
Repurchase agreements	$3,743,436	$—	$3,743,436	$(666,306)	$(3,077,130)	$—
Total	$3,743,436	$—	$3,743,436	$(666,306)	$(3,077,130)	$—

December 31, 2017
TBA	$1,339	$—	$1,339	$(1,339)	$—	$—
Repurchase agreements	3,863,719	—	3,863,719	(725,319)	(3,138,400)	—
Total	$3,865,058	$—	$3,865,058	$(726,658)	$(3,138,400)	$—
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

The following tables present our financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,660,403	$—	$3,660,403
Non-agency securities	—	833,681	—	833,681
U.S. Treasury securities	24,924	—	—	24,924
Derivative assets	—	29,726	—	29,726
Total	$24,924	$4,523,810	$—	$4,548,734

Liabilities
Obligation to return securities borrowed under reverse repurchase agreements	824,688	—	—	824,688
Total	$824,688	$—	$—	$824,688

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,758,181	$—	$3,758,181
Non-agency securities	—	872,084	—	872,084
Derivative assets	—	14,712	—	14,712
Total	$—	$4,644,977	$—	$4,644,977

Liabilities
Derivative liabilities	$—	$4,454	$—	$4,454
Obligation to return securities borrowed under reverse repurchase agreements	830,776	—	—	830,776
Total	$830,776	$4,454	$—	$835,230
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of March 31, 2018.
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables, borrowings under repurchase agreements, and debt secured by healthcare real estate investments, which are presented in our consolidated financial statements at cost. The cost basis of financial instruments with initial terms of less than one year are determined to approximate fair value, primarily due to the short duration of these instruments.  The cost basis of floating rate borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating interest rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. The fair value of fixed rate secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. We estimate the fair value of these instruments using Level 2 inputs.
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

Note 11. Other Assets
The following table summarizes our other assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Servicing advances	$—	$324
Prepaid expenses	1,595	1,993
Accounts receivable	2,033	5,682
Goodwill	5,840	5,840
Other	6,557	9,403
Total other assets	$16,025	$23,242
Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash collateral held	$16,992	$5,642
Due to manager	1,473	1,451
Accrued interest	15,181	12,547
Other accounts payable and accrued expenses	11,258	13,952
Total accounts payable and other accrued liabilities	$44,904	$33,592

Risk Mitigation Activities
The Company’s previous investment in MSR exposes us to certain risks, including representation and warranty risk. Representation and warranty risk refers to the representations and warranties we made (or are deemed to have made) to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and servicing of mortgage loans with respect to which we had acquired MSR. We mitigated representation and warranty risk through our due diligence in connection with MSR acquisitions, including counterparty reviews and loan file reviews, as well as negotiated contractual protections from our MSR transaction counterparties with respect to prior origination and servicing. In connection with the sale of its servicing assets and remaining MSR in 2016 and 2017, Residential Credit Solutions, Inc. (“RCS”), the Company’s subsidiary that was previously engaged in mortgage servicing operations, retained certain risk exposure existing prior to the time of such sales, including representation and warranty risk.

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of March 31, 2018, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2018, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the stock repurchase plan only when the repurchase price is less than its estimate of its then current net asset value per common share. The total amount of $100 million remains authorized and available for common stock repurchases as of March 31, 2018.

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

Long-Term Incentive Plan

The Company sponsors the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors. We did not issue any shares of common stock related to the vesting of RSU awards during the three months ended March 31, 2018, as any awards vested during the period were deferred to future periods. We have made no awards under the plan to our officers or the officers or employees of our Manager, and we no longer intend to issue RSUs to RCS employees.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of March 31, 2018, we have not issued any shares under this program.

Note 14. Subsequent Events
On May 2, 2018, the Company, Annaly Capital Management, Inc., a Maryland corporation (“Annaly”), and Mountain Merger Sub Corporation, a Maryland corporation and a wholly owned subsidiary of Annaly (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and conditions thereof, Purchaser will commence an exchange offer (the “Offer”) to purchase all of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (the “Company Common Stock”). In the Offer, holders of Company Common Stock will have the option to elect from among three forms of consideration for each share of Company Common Stock (subject to proration as described below):

•	$9.82 in cash and 0.9519 shares of Annaly common stock (the “Mixed Consideration Option”);

•	$19.65 in cash (the “Cash Consideration Option”); or

•	1.9037 shares of Annaly common stock (the “Stock Consideration Option”).

Holders of Company Common Stock who do not make a valid election will receive the Mixed Consideration Option for their shares of Company Common Stock. Holders who elect to receive the Cash Consideration Option or Stock Consideration Option will be subject to proration to ensure that approximately 50% of the aggregate consideration paid to holders of Company Common Stock in the Offer will be paid in the form of Annaly common stock and approximately 50% of the aggregate consideration paid to holders of Company Common Stock in the Offer will be paid in cash.
Closing of the Offer is subject to the condition that a minimum number of shares be validly tendered and not validly withdrawn. Completion of the Offer is also subject to satisfaction or waiver of a number of other customary closing conditions, including the registration of shares of Annaly common stock to be issued in the transactions and the receipt of certain regulatory approvals. The Company cannot provide any assurance that the proposed transaction will close in a timely manner or at all.
Immediately following the closing of the Offer, the Company will be merged with and into the Purchaser, with the Purchaser surviving the merger. In the merger, holders of Company Common Stock will have the right to receive, at their election, the Mixed Consideration Option, the Cash Consideration Option or the Stock Consideration Option, subject to proration as described above, and each share of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Company Preferred Stock”), that is outstanding immediately prior to the merger will be converted into one share of a newly designated series of Annaly preferred stock, par value $0.01 per share, which will have rights, preferences and privileges and voting powers substantially the same as shares of the Company Preferred Stock.
In connection with the execution of the Merger Agreement, the Company and our Manager entered into an amendment (the “Management Agreement Amendment”) to the management agreement, dated July 1, 2016 (the “Management Agreement”).  The Management Agreement Amendment provides that one month following the completion of the transactions contemplated by the Merger Agreement, the Management Agreement will terminate, and as a result of the completion of the transactions contemplated by the Merger Agreement and the subsequent termination of the Management Agreement, the Company will reimburse the Manager for certain unpaid expenses, pay all accrued management fees then owed and pay the Manager a termination fee of approximately $41.7 million as and when specified in the Management Agreement Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. Our MD&A is presented in the following sections:
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
Trends and Recent Market Impacts
The key market dynamics from 2017, including low volatility, steadily increasing equity valuations, stable longer-term rates, and tighter credit spreads all reversed course dramatically during the first quarter of 2018. The yield on the 10-year U.S. Treasury note rose 33 basis points over the quarter while shorter maturity Treasury and swap rates increased 40 to 50 basis points. Consistent with the increase in rates and wider credit spreads more broadly, spreads on agency RMBS relative to benchmarks widened close to 10 basis points and were the primary driver of our negative economic return of (2.4)% for the quarter, which included a decline of $0.99 per common share in our net book value and dividends declared during the quarter of $0.50 per common share.
Given improving underlying economic fundamentals and a reduction of quantitative easing measures by several key central banks during the second half of 2017, our core view was that interest rates were biased somewhat higher. As such, by the end of 2017, we reduced our exposure to higher rates by increasing our interest rate hedge position to 86% of our repurchase agreement and TBA position. During the first quarter, we increased our interest rate hedge position further to 93% of our repurchase agreement and TBA balance as of March 31, 2018. These actions minimized the impact of the increase in long-term rates during the first quarter on our net book value and should continue to limit our exposure to further rate increases. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 1.1 years as of March 31, 2018, moderately higher than our net duration gap of 0.6 years as of December 31, 2017. As of March 31, 2018, our sensitivity to an instantaneous parallel increase in rates of 50 and 100 basis points, and assuming no portfolio rebalancing actions, was an estimated decline of (4.6)% and (10.4)%, respectively, of our net book value.
The continued favorable U.S. residential housing market fundamentals led to a slight net fair value gain on our non-agency securities during the first quarter. In response to the favorable market valuations and the corresponding reduced projected returns, we continued to sell a subset of our non-agency securities and re-allocated the capital to more attractive investment opportunities in the agency RMBS and healthcare real estate sectors.
The average cost of our repo funding increased by 25 basis points during the first quarter, consistent with the increase in the federal funds rate, as the Federal Reserve continued to gradually increase short-term interest rates. Over the same period, three-month LIBOR, which determines the receive leg of our pay fixed interest rate swaps, increased 62 basis points, and ended the quarter 35 bps higher than our average repo rate. Despite this favorable spread differential, our average total cost of funds for the first quarter, which includes repurchase agreements, the implied funding costs of our TBA securities and interest rate swaps, increased by 16 basis points to 1.72% for the quarter, as the receive legs of our interest rate swaps had not yet fully reset to the higher prevailing 3-month LIBOR rates. Our average net interest margin (including our TBA dollar roll funded assets and interest rate swap hedges and excluding "catch-up" premium amortization cost due to changes in CPR forecasts) for the first quarter decreased to 1.64%, compared to 1.74% for the fourth quarter, largely due to higher funding costs.
Within the healthcare sector, skilled nursing and senior living facilities continue to benefit from favorable demographic trends, including the substantial growth in the U.S. population aged 75 and older. This growth in the elderly population, coupled with the already high utilization rates at these facilities, provides a strong foundation for this sector. In addition, investments in these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) has completed healthcare real estate acquisitions with a combined asset value of $299.2 million as of March 31, 2018.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since March 31, 2017:

Interest Rate / Security (1)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
LIBOR:
1-Month	1.88%	1.56%	1.23%	1.22%	0.98%
3-Month	2.31%	1.69%	1.33%	1.30%	1.15%
U.S. Treasury Securities:
2-Year U.S. Treasury	2.27%	1.89%	1.48%	1.38%	1.26%
5-Year U.S. Treasury	2.57%	2.21%	1.93%	1.89%	1.93%
10-Year U.S. Treasury	2.74%	2.41%	2.33%	2.30%	2.39%
Interest Rate Swap Rates:
2-Year Swap Rate	2.58%	2.08%	1.73%	1.61%	1.62%
5-Year Swap Rate	2.71%	2.24%	2.00%	1.95%	2.06%
10-Year Swap Rate	2.78%	2.4%	2.28%	2.27%	2.39%
30-Year Fixed Rate Agency Price:
3.5%	$100.20	$102.70	$103.09	$102.70	$102.29
4.0%	$102.61	$104.59	$105.27	$105.12	$104.90
4.5%	$104.70	$106.40	$107.33	$107.27	$107.24
15-Year Fixed Rate Agency Price:
2.5%	$97.98	$99.88	$100.69	$100.53	$100.03
3.0%	$99.88	$101.88	$102.75	$102.64	$102.51
3.5%	$101.94	$103.23	$104.14	$104.06	$104.06
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
30-Year Lower Loan Balance (3):
3.0%	$0.41	$0.41	$0.45	$0.41	$0.38
3.5%	$0.56	$0.81	$0.89	$0.83	$0.72
4.0%	$1.03	$1.69	$1.69	$1.47	$1.20
30-Year HARP (4):
3.5%	$—	$0.03	$0.16	$0.16	$0.16
4.0%	$0.05	$0.17	$0.50	$0.50	$0.47
 ________________________

(1)	Source: Bloomberg and dealer indications.

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

FINANCIAL CONDITION
As of March 31, 2018, our investment portfolio with a notional fair value of $6.4 billion was comprised of $3.7 billion of agency RMBS, $1.6 billion of net long TBA securities, $0.8 billion of non-agency securities and $0.3 billion of healthcare real estate investments.

	March 31, 2018	December 31, 2017
Notional fair value of securities investments:
Agency RMBS, at fair value	$3,660,403	$3,758,181
Non-agency securities, at fair value	833,681	872,084
Subtotal	4,494,084	4,630,265
TBA notional fair value	1,582,747	1,733,152
Total securities investments notional fair value	$6,076,831	$6,363,417
Agency and non-agency securities funding	$3,743,436	$3,863,719
At risk securities leverage	6.2x	6.2x

Healthcare investments:
Real estate related assets, including net working capital	$299,185	$281,827
Notes payable, net of deferred financing costs	$201,986	$186,500
Healthcare leverage	2.1x	2.0x

Total assets	$5,857,808	$5,953,036
Total liabilities	$4,897,212	$4,947,414
Total stockholders' equity	$959,797	$1,005,107
Net asset value per common share	$19.76	$20.75
The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,436,815	$2,511,459	$2,393,236	3.61%	2.82%
Freddie Mac	1,223,588	1,260,013	1,196,372	3.73%	2.96%
Agency RMBS total	3,660,403	3,771,472	3,589,608	3.65%	2.87%
Non-agency securities	833,681	744,562	874,844	3.91%	6.92%
Total	$4,494,084	$4,516,034	$4,464,452	3.70%	3.54%

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,587,575	$2,612,063	$2,485,055	3.63%	2.78%
Freddie Mac	1,170,606	1,181,017	1,117,551	3.75%	2.89%
Agency RMBS total	3,758,181	3,793,080	3,602,606	3.67%	2.82%
Non-agency securities	872,084	779,629	911,707	3.73%	6.59%
Total	$4,630,265	$4,572,709	$4,514,313	3.67%	3.44%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 7.6% and 8.4% as of March 31, 2018 and December 31, 2017, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
As detailed in the tables below, the weighted average agency RMBS portfolio yield increased 5 basis points from December 31, 2017 to March 31, 2018.
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of March 31, 2018 (dollars in thousands):

	March 31, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$29,360	$29,844	$29,832	2.44%	8.8%
3.0%	189,049	192,738	188,392	2.31%	9.1%
3.5%	111,090	113,567	108,737	2.25%	9.8%
4.0%	87,135	88,657	84,160	2.17%	11.3%
4.5%	7,275	7,377	6,985	2.58%	10.6%
≤ 15-year total	423,909	432,183	418,106	2.28%	9.7%
20-year
3.0%	52,079	53,829	52,370	2.35%	10.6%
3.5%	62,984	63,651	61,829	2.82%	9.8%
5.0%	823	850	771	2.13%	14.8%
20-year total	115,886	118,330	114,970	2.60%	10.2%
30-year
3.0%	10,737	10,894	10,997	3.12%	6.7%
3.5%	1,493,207	1,546,813	1,479,889	2.86%	6.7%
4.0%	144,377	1,488,287	1,395,828	3.07%	7.2%
4.5%	49,490	51,009	46,653	3.10%	7.6%
30-year total	2,997,811	3,097,003	2,933,367	2.96%	6.9%
Pass through agency RMBS	3,537,606	3,647,516	3,466,443	2.87%	7.4%
Agency CMO and other	49,722	51,029	49,569	2.81%	1.9%
Total fixed-rate agency RMBS	3,587,328	3,698,545	3,516,012	2.87%	7.3%
Adjustable rate agency RMBS	73,075	72,927	73,596	2.87%	20.2%
Total agency RMBS	$3,660,403	$3,771,472	$3,589,608	2.87%	7.6%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2017 (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$31,438	$31,421	$31,405	2.44%	8.8%
3.0%	169,991	171,384	166,572	2.17%	9.4%
3.5%	141,410	142,448	136,503	2.30%	10.4%
4.0%	93,679	94,528	89,635	2.17%	11.4%
4.5%	7,841	7,883	7,457	2.58%	10.8%
≤ 15-year total	444,359	447,664	431,572	2.24%	10.1%
20-year
3.0%	55,360	55,876	54,349	2.34%	10.8%
3.5%	67,410	66,699	64,799	2.82%	10.2%
5.0%	1,116	1,135	1,038	2.20%	16.7%
20-year total	123,886	123,710	120,186	2.60%	10.5%
30-year
3.0%	11,077	10,966	11,071	3.12%	7.1%
3.5%	1,396,687	1,417,768	1,350,308	2.78%	7.2%
4.0%	1,601,321	1,612,878	1,514,426	3.02%	8.4%
4.5%	52,203	52,637	48,208	3.07%	8.2%
30-year total	3,061,288	3,094,249	2,924,013	2.91%	7.9%
Pass through agency RMBS	3,629,533	3,665,623	3,475,771	2.82%	8.2%
Agency CMO	51,535	51,662	50,115	2.81%	2.1%
Total fixed-rate agency RMBS	3,681,068	3,717,285	3,525,886	2.82%	8.1%
Adjustable rate agency RMBS	77,113	75,795	76,720	2.86%	20.6%
Total agency RMBS	$3,758,181	$3,793,080	$3,602,606	2.82%	8.4%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 83% (not including our net long TBA position) as of March 31, 2018 as detailed in the following table (dollars in thousands):

	March 31, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$553,837	$572,577	$546,374	3.56%	2.82%	7.3%
Lower loan balance (2)	2,436,299	2,512,793	2,382,809	3.70%	2.83%	7.6%
Other	547,470	562,146	537,260	374.00%	3.09%	6.3%
Pass through agency RMBS	3,537,606	3,647,516	3,466,443	3.68%	2.87%	7.4%
Agency CMO and other	49,722	51,029	49,569	3.01%	2.81%	1.9%
Total fixed-rate agency RMBS	3,587,328	3,698,545	3,516,012	3.67%	2.87%	7.3%
Adjustable rate agency RMBS	73,075	72,927	73,596	2.54%	2.87%	20.2%
Total agency RMBS	$3,660,403	$3,771,472	$3,589,608	3.65%	2.87%	7.6%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 124% and 128% for 15-year and 30-year securities, respectively, as of March 31, 2018. Includes $333.6 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $101,655 and $106,829 for 15-year and 30-year securities, respectively, as of March 31, 2018.

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 79% (not including our net long TBA position) as of December 31, 2017, as detailed in the following table (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$588,217	$594,839	$568,348	3.56%	2.81%	8.0%
Lower loan balance (2)	2,303,047	2,330,173	2,200,991	3.72%	2.76%	8.1%
Other	738,269	740,611	706,432	3.79%	2.99%	8.9%
Pass through agency RMBS	3,629,533	3,665,623	3,475,771	3.70%	2.82%	8.2%
Agency CMO	51,535	51,662	50,115	3.01%	2.81%	2.1%
Total fixed-rate agency RMBS	3,681,068	3,717,285	3,525,886	3.69%	2.82%	8.1%
Adjustable rate agency RMBS	77,113	75,795	76,720	2.55%	2.86%	20.6%
Total agency RMBS	$3,758,181	$3,793,080	$3,602,606	3.67%	2.82%	8.4%
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

TBA Investments

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2018, our net long TBA position had a notional market value of $1.6 billion and a net carrying value of $9.7 million reported in derivative assets/(liabilities) on our consolidated balance sheets.

The following tables summarize our net long and (short) TBA positions as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$47,500	$46,029	$46,519	$490
3.0%	176,223	175,161	175,858	697
3.5%	19,200	19,459	19,540	81
Subtotal	242,923	240,649	241,917	1,268
30-Year
3.0%	470,660	454,464	458,784	4,320
3.5%	588,406	586,186	589,301	3,115
4.0%	263,009	268,923	269,872	949
4.5%	21,846	22,814	22,873	59
Subtotal	1,343,921	1,332,387	1,340,830	8,443
Portfolio total	$1,586,844	$1,573,036	$1,582,747	$9,711

	December 31, 2017
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$152,500	$152,342	$152,135	$(207)
3.0%	164,329	167,678	167,266	(412)
3.5%	(1,200)	(1,240)	(1,239)	1
Subtotal	315,629	318,780	318,162	(618)
30-Year
3.0%	525,660	523,815	525,057	1,242
3.5%	659,506	675,182	676,598	1,416
4.0%	181,745	190,334	190,093	(241)
4.5%	21,846	23,290	23,242	(48)
Subtotal	1,388,757	1,412,621	1,414,990	2,369
Portfolio total	$1,704,386	$1,731,401	$1,733,152	$1,751
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Notional market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

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
The following tables summarize our non-agency securities portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$139,841	$9,529	$(77)	$130,389	$(13,262)	$143,651	3.86%	5.89%
CRT	300,338	16,465	(81)	283,954	13,258	270,696	5.50%	5.68%
Alt-A	277,083	50,162	(628)	227,549	(109,122)	336,671	2.94%	9.21%
Option-ARM	84,683	12,790	—	71,893	(20,305)	92,198	2.11%	6.79%
Subprime	13,337	873	—	12,464	(664)	13,128	5.20%	5.92%
CMBS	18,399	171	(85)	18,313	(187)	18,500	5.68%	6.04%
Total	$833,681	$89,990	$(871)	$744,562	$(130,282)	$874,844	3.91%	6.92%
————————

(1)
Coupon rates are floating, except for $11.4 million, $5.6 million, $12.0 million, $13.3 million, $18.4 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of March 31, 2018.

December 31, 2017
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
————————

(1)
Coupon rates are floating, except for $11.8 million, $0.9 million,$12.2 million, $13.4 million and $18.7 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of December 31, 2017.

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$285,566	$244,884	3.33%	8.44%	$302,797	$258,501	3.11%	8.31%
> 5 to ≤ 7 years	258,753	226,721	4.17%	7.05%	398,712	361,649	4.33%	5.97%
> 7 years	289,362	272,957	4.35%	5.43%	170,575	159,479	3.61%	5.18%
Total	$833,681	$744,562	3.91%	6.92%	$872,084	$779,629	3.73%	6.59%

Our non-agency securities are subject to risk of loss of principal and interest payments. As of March 31, 2018, our non-agency securities were generally either assigned below investment grade ratings by rating agencies, or were not rated. The following table summarizes the credit ratings of our non-agency securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Credit Rating (1)
AA	1%	1%
A	1%	1%
BBB	10%	7%
BB	12%	14%
B	19%	17%
Below B	24%	30%
Not Rated	33%	30%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. Our legacy non-agency RMBS were collateralized by mortgages with original weighted average amortized loan to value ratios (“LTV”) of 76% and 75% as of March 31, 2018 and December 31, 2017, respectively. However, as the home values associated with these mortgages may have experienced significant price declines since origination and LTV is calculated based on the original home values, we believe that current market-based LTV could be significantly higher. Additionally, as of both March 31, 2018 and December 31, 2017, 7% of the mortgages underlying these legacy non-agency RMBS were either 60 or more days delinquent, undergoing foreclosure or bankruptcy processes, or held as real estate owned by the trusts. Credit enhancement, or protection provided at the security level to absorb future credit losses due to defaults on underlying collateral, is another important component of this evaluation. Our non-agency securities had weighted average credit enhancements of 3% as of both March 31, 2018 and December 31, 2017.

The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of March 31, 2018 and December 31, 2017 (fair value dollars in thousands):

March 31, 2018
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$139,841	$85.51	139	71%	738	7%	15%
CRT	300,338	101.62	27	79%	751	—%	9%
Alt-A	277,083	64.36	148	76%	708	12%	13%
Option-ARM	84,683	71.98	141	76%	704	15%	11%
Subprime	13,337	93.28	156	77%	604	17%	9%
CMBS	18,399	98.92	17	55%	NA	—%	—%
Total	$833,681	$83.38	99	76%	711	7%	11%

December 31, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$143,329	$85.51	136	71%	738	8%	18%
CRT	322,819	101.63	32	76%	754	—%	11%
Alt-A	286,953	64.36	145	76%	708	12%	15%
Option-ARM	86,886	71.96	139	76%	704	15%	11%
Subprime	13,374	93.28	153	77%	604	18%	12%
CMBS	18,723	98.92	14	55%	NA	—%	—%
Total	$872,084	$83.06	98	75%	713	7%	13%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
California	33%	34%
Florida	7%	7%
New York	5%	4%
Virginia	4%	5%
Texas	4%	3%
Maryland	4%	4%
Total	57%	57%

Investments in Real Property

During March 2018, CHI acquired a senior living facility located in Kansas for total consideration of $21.5 million through an existing joint venture structured in a manner intended to comply with the REIT Income Diversification and Empowerment Act (“RIDEA”).

As of March 31, 2018, CHI had real estate investments net of accumulated depreciation of $299.2 million which are financed through secured debt. As of March 31, 2018, CHI had fixed rate debt with a principal amount of $138.3 million, a weighted average maturity of 25.3 years and a weighted average interest rate of 3.81% and floating rate debt with a principal amount of $66.4 million, a weighted average maturity of 0.9 years and a weighted average interest rate of 4.63%.

Securities Financing and Hedging
As of March 31, 2018 and December 31, 2017, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,170,784	1.78%	106	$3,307,662	1.54%	114
Non-agency securities	569,380	2.93%	18	556,057	2.72%	24
U.S. Treasury securities	3,272	1.65%	1	—	N/A	N/A
Total repurchase agreements	$3,743,436	1.96%	92	$3,863,719	1.71%	101

The following table summarizes our borrowings under repurchase arrangements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
≤ 1 month	$1,584,501	2.09%	14	$1,341,712	1.91%	17
> 1 to ≤ 2 months	955,061	1.80%	43	1,334,493	1.55%	40
> 2 to ≤ 3 months	342,533	1.95%	78	295,204	1.76%	76
> 3 to ≤ 6 months	510,378	1.71%	155	334,372	1.51%	123
> 6 to ≤ 12 months	85,963	2.04%	301	292,938	1.57%	256
> 12 months	265,000	2.18%	568	265,000	1.80%	658
Total repurchase agreements	$3,743,436	1.96%	92	$3,863,719	1.71%	101

The following table summarizes our interest rate swap agreements outstanding as of March 31, 2018 and December 31, 2017, (dollars in thousands):

Current Maturity Date (1)	March 31, 2018				December 31, 2017
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)		Fixed Pay Rate (2)	Receive Rate (3)	Maturity (Years)
≤ 3 years	$1,600,000	1.31%	1.90%	1.2	$1,500,000	1.26%	1.46%	1.3
> 3 to ≤ 5 years	935,000	1.77%	1.94%	3.9	985,000	1.79%	1.47%	4.0
> 5 to ≤ 7 years	400,000	1.98%	1.79%	5.4	350,000	1.78%	1.40%	5.7
> 7 years	695,000	2.26%	1.96%	9.6	695,000	2.26%	1.47%	9.9
Total	$3,630,000	1.68%	1.91%	4.0	$3,530,000	1.65%	1.46%	4.2
————————

(1)	Includes swaps with an aggregate notional of $0.2 billion and $0.4 billion with deferred start dates averaging 0.0 years and 0.1 years from March 31, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting swaps, the weighted average pay rate was 1.64% and 1.58% as of March 31, 2018 and December 31, 2017, respectively.

(3)	Weighted average receive rate excludes impact of forward starting interest rate swaps.
The following tables present certain information about our interest rate swaption agreements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$2,341	$3,979	0.7	$200,000	2.73%	8.4
>12 to ≤ 24 months	2,623	3,077	1.2	125,000	2.86%	8.4
> 24 months	7,951	5,764	3.2	175,000	2.87%	8.7
Total / weighted average	$12,915	$12,820	1.7	$500,000	2.81%	8.5

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

< 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Agency securities	$27,511	$17,901
Non-agency securities	11,994	15,696
Other	125	160
Interest expense	(17,053)	(10,165)
Net interest income	22,577	23,592

Healthcare real estate:
Healthcare real estate income	7,760	3,315
Healthcare real estate expense	(5,795)	(2,653)
Net healthcare investment income	1,965	662

Other gains (losses):
Realized loss on agency securities, net	(1,940)	(212)
Realized gain on non-agency securities, net	4,154	12,714
Realized gain (loss) on periodic settlements of interest rate swaps, net	358	(2,660)
Realized gain on other derivatives and securities, net	2,736	2,167
Unrealized loss on agency securities, net	(76,170)	(115)
Unrealized gain (loss) on non-agency securities, net	(3,337)	13,014
Unrealized gain (loss) on other derivatives and securities, net	33,457	(2,839)
Servicing income	50	2,558
Servicing expense	(250)	(4,985)
Total other gains (losses), net	(40,942)	19,642
Expenses:
Management fees	3,389	3,376
General and administrative expenses	1,578	1,719
Total expenses	4,967	5,095
Net income (loss)	(21,367)	38,801
Dividend on preferred stock	(1,117)	(1,117)
Noncontrolling interest in net loss (income)	5	(2)
Net income (loss) available to common stockholders	$(22,479)	$37,682

Net income (loss) per common share — basic and diluted	$(0.49)	$0.82

Weighted average common shares — basic	45,810	45,798
Weighted average common shares — diluted	45,822	45,806

Dividend declared per common share	$0.50	$0.45

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018			2017
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,672,651	3.00%	$27,511	$2,762,718	2.59%	$17,901
Non-agency securities	738,842	6.49%	11,994	1,009,041	6.22%	15,696
Total	$4,411,493	3.58%	$39,505	$3,771,759	3.56%	$33,597
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018 vs. 2017
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield
Agency RMBS	$9,610	$6,490	$3,120
Non-agency securities	(3,702)	(4,418)	716
Total	$5,908	$2,072	$3,836
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $9.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to a 41 basis point increase in average yields combined with a 33% increase in average balances. Interest income on non-agency securities decreased by $(3.7) million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to a 27% decrease in average balances related to net sales activity, partially offset by an 27 basis point increase in average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 7.6% and 8.4% as of March 31, 2018 and December 31, 2017, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 8.9% and 9.2% for the three months ended March 31, 2018 and 2017, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $4.5 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $1.6 million and $(0.6) million for the three months ended March 31, 2018 and 2017, respectively. The amortized cost basis of our agency RMBS portfolio was 105.1% and 105.3% of par value as of March 31, 2018 and December 31, 2017, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $181.9 million and $190.5 million as of March 31, 2018 and December 31, 2017, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $3.8 million and $6.8 million for the three months ended March 31, 2018 and 2017, respectively. The weighted average cost basis of the non-agency portfolio was 85.1% and 85.5% of par as of both March 31, 2018 and December 31, 2017, respectively. The total net discount remaining was $130.3 million and $132.1 million, with $83.7 million and $85.1 million designated as credit reserves as of March 31, 2018 and December 31, 2017, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 6.2x our stockholders' equity, excluding investments in RCS and real property as of both March 31, 2018 and December 31, 2017, respectively. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our quarterly average and quarter end mortgage securities funding balances outstanding and average leverage ratios for the quarterly periods since March 31, 2016 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2018	$3,717,094	$3,883,304	$3,743,436	1.96%	4.2x	4.4x	6.2x
December 31, 2017	$3,784,846	$3,873,054	$3,863,719	1.71%	4.2x	4.2x	6.2x
September 30, 2017	$3,650,206	$3,893,263	$3,807,880	1.58%	4.1x	4.2x	6.3x
June 30, 2017	$3,538,006	$3,836,940	$3,805,778	1.47%	4.0x	4.4x	6.3x
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
March 31, 2016	$3,933,580	$4,291,269	$3,844,759	1.00%	4.4x	4.4x	4.6x
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

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of March 31, 2018, we had a net long TBA position with a notional market value and underlying costs basis of $1.6 billion.

Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $17.1 million and $10.2 million for the three months ended March 31, 2018 and 2017, respectively was comprised primarily of interest expense on our repurchase agreements. We recognized net periodic interest settlements related to our interest rate swaps of $(0.4) million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, which is included in realized loss on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our adjusted cost of funds on our mortgage securities portfolio during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018			2017
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$3,717,094	1.86%	$17,053	$3,117,397	1.32%	$10,165
Interest rate swaps	3,362,500	(0.04)%	(358)	2,887,500	0.37%	2,660
Total adjusted cost of funds		1.82%	$16,695		1.67%	$12,825
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018 vs. 2017
	Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate
Repurchase agreements	$6,888	$2,201	$4,687
Interest rate swaps	(3,018)	(365)	(2,653)
Total adjusted cost of funds	$3,870	$1,836	$2,034
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds on our mortgage securities portfolio of $3.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively, was primarily attributable to higher average rates on our repurchase agreements, partially offset by improved average net pay/receive rates on our interest rate swaps.

Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Lease income	$5,706	$2,253
Rental income	2,054	1,062
Healthcare real estate income	7,760	3,315

Interest expense	2,089	1,173
Depreciation	2,001	771
Tenant expenses	1,425	709
Other	280	—
Healthcare real estate expense	5,795	2,653
Net healthcare investment income	$1,965	$662

The increase in healthcare real estate income and expense amounts during 2018 compared to 2017 result from investment activity beginning in the second quarter of 2017.
Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the three months ended March 31, 2018 and 2017 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized gains on agency RMBS during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Proceeds from agency securities sold	$220,435	$208,457
Less agency securities sold, at cost	(222,375)	(208,669)
Realized loss on agency securities, net	$(1,940)	$(212)

Gross realized gains on sale of agency securities	$14	$1,270
Gross realized losses on sale of agency securities	(1,954)	(1,482)
Realized loss on agency securities, net	$(1,940)	$(212)

The following table summarizes our net realized gains and losses on non-agency securities incurred during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Proceeds from non-agency securities sold	$89,901	$260,473
Increase in receivable for securities sold	—	5,748
Less: non-agency securities sold, at cost	(85,747)	(253,507)
Realized gain on non-agency securities, net	$4,154	$12,714

Gross realized gain on sale of non-agency securities	$4,155	$12,864
Gross realized loss on sale of non-agency securities	(1)	(150)
Realized gain on non-agency securities, net	$4,154	$12,714

Unrealized net losses of $(76.2) million on agency RMBS and unrealized net gains of $(3.3) million on non-agency securities for the three months ended March 31, 2018 were attributable to the changes in market pricing on the underlying instruments as described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.
Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Realized gain (loss) on periodic settlements of interest rate swaps, net	$358	$(2,660)
Realized gain on other derivatives and securities:
Interest rate swaps	$47,929	$26,021
TBA securities	(43,145)	(24,290)
Short sales of U.S. Treasury securities	(389)	251
Credit default swaps	(1,648)	(43)
Other, net	(11)	228
Total realized gain on other derivatives and securities, net	$2,736	$2,167
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$2,120	$(21,830)
Interest rate swaptions	5,322	(428)
TBA securities	7,959	29,510
Short sales of U.S. Treasury securities	16,503	(9,641)
Credit default swaps	1,528	(457)
Other, net	25	7
Total unrealized gain (loss) on other derivatives and securities, net	$33,457	$(2,839)

Net gains on pay-fixed interest rate swaps during the three months ended March 31, 2018 and 2017 were due primarily to an increase in shorter-term swap interest rates during those quarters.
Net gains on short positions in U.S. Treasury securities during the three months ended March 31, 2018 were due primarily to an increase in longer term Treasury interest rates during the quarter.
Net losses on TBA securities during the three months ended March 31, 2018 were due primarily due to an increase in longer-term Treasury interest rates during the quarter and wider spreads on agency RMBS.

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.4 million during both the three months ended March 31, 2018 and 2017, respectively.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $1.6 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 2.0% and 2.2% for the three months ended March 31, 2018 and 2017, respectively.

Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $8.6 million and $5.3 million (or $0.19 and $0.12 per common share) for the three months ended March 31, 2018 and 2017.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2018	2017
Net income	$(21,367)	$38,801
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	76,170	115
Non-agency securities	3,337	(13,014)
Derivatives, MSR and other securities	(33,457)	2,839
Amortization / accretion	(1,094)	(1,174)
Capital gains (1)	40,859	13,716
Realized losses (gains), net (1)	(54,952)	(37,324)
Taxable REIT subsidiary loss and other	200	2,427
Total book to tax difference	31,063	(32,415)
Estimated taxable income	9,696	6,386
Dividend on preferred stock	(1,117)	(1,117)
Estimated taxable income available to common stockholders	$8,579	$5,269

Weighted average common shares — basic	45,810	45,798
Weighted average common shares — diluted	45,822	45,806

Estimated taxable income per common share - basic and diluted	$0.19	$0.12
Ending cumulative (overdistribution) of estimated taxable income per common share	$(1.93)	$(0.82)

Beginning cumulative non-deductible capital losses	$73,252	$118,347
Current period net capital gain	40,859	13,716
Ending cumulative non-deductible capital losses	$114,111	$132,063
Ending cumulative non-deductible capital losses per common share	$2.49	$2.88
——————

(1)
Estimated taxable income excludes estimated net capital losses of $(0.89) per common share for the three months ended March 31, 2018, respectively, which increase our net capital loss carryforwards from prior periods.

The increase in our estimated taxable income per common share is primarily due to lower net interest income, driven mainly by increased repurchase agreement interest rates.
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
We declared dividends of $0.50 and $0.45 per common share for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we have distributed all of our 2017 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2017.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of March 31, 2018, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $119 million. The utilization of approximately $50 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred approximately $14 million of capital loss, which can be carried forward for up to five years.

The Tax Cuts and Jobs Act (“TCJA”) signed into law during the fourth quarter of 2017 reduces the Corporate tax rate to 21% for tax years starting after December 31, 2017. As of December 31, 2017, RCS’s gross deferred tax assets associated with the NOL and temporary differences, as reevaluated based on the new corporate tax rate and estimated state effective rate, were approximately $31 million, with respect to which RCS has provided a full valuation allowance.

Key Statistics
The table below presents key statistics for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Ending agency securities, at fair value	$3,660,403	$2,997,725
Ending agency securities, at cost	$3,771,472	$3,031,237
Ending agency securities, at par	$3,589,608	$2,881,851
Average agency securities, at cost	$3,672,651	$2,762,718
Average agency securities, at par	$3,491,456	$2,629,607

Ending non-agency securities, at fair value	$833,681	$948,495
Ending non-agency securities, at cost	$744,562	$880,376
Ending non-agency securities, at par	$874,844	$1,039,185
Average non-agency securities, at cost	$738,842	$1,009,041
Average non-agency securities, at par	$870,646	$1,187,097

Net TBA portfolio - as of period end, at fair value	$1,582,747	$2,081,093
Net TBA portfolio - as of period end, at cost	$1,573,036	$2,070,072
Average net TBA portfolio, at cost	$1,791,969	$1,366,814

Average total assets, at fair value	$5,773,121	$5,044,712
Average agency and non-agency repurchase agreements and advances	$3,717,094	$3,117,397
Average stockholders' equity	$985,289	$946,266

Average coupon	3.69%	3.38%
Average asset yield	3.58%	3.56%
Average asset yield excluding “catch-up” premium amortization	3.44%	3.63%
Average cost of funds (1)	1.82%	1.67%
Average net interest rate spread	1.76%	1.89%
Average net interest rate spread, excluding “catch-up” premium amortization	1.62%	1.96%
Average net interest rate spread, including TBA dollar roll, excluding “catch-up” premium amortization	1.64%	2.05%
Average coupon as of period end	3.70%	3.54%
Average asset yield as of period end	3.54%	3.60%
Average repurchase agreement/ FHLB funding rate as of period end	1.96%	1.31%
Effective swap net pay rate as of period end	(0.27)%	0.31%

	For the Three Months Ended March 31,
	2018	2017
Average actual CPR for agency securities held during the period	8.9%	9.2%
Average projected life CPR for agency securities as of period end	7.6%	8.5%

Leverage - average during the period (2)	4.2x	3.5x
Leverage - average during the period, including net TBA position	6.2x	5.1x
Leverage - as of period end (3)	4.4x	3.6x
Leverage - as of period end, including net TBA position	6.2x	5.9x

Expenses % of average total assets - annualized	0.3%	0.4%
Expenses % of average stockholders' equity - annualized	2.0%	2.2%
Net asset value per common share as of period end	$19.76	$19.54
Dividends declared per common share	$0.50	$0.45
Economic return (loss) on common equity - annualized	(9.4)%	17.2%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements and healthcare real estate financing.

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

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company presents certain non-GAAP financial information, including the total notional fair value of its investment portfolio, “net spread and dollar roll income,” “net spread and dollar roll income, excluding ‘catch-up’ premium amortization,” “estimated taxable income” and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as “cost of funds” and “net interest rate spread.”

“Net spread and dollar roll income” is measured as (i) net interest income (GAAP measure) adjusted to include other interest rate swap periodic costs and TBA dollar roll income, less (ii) total operating expenses (GAAP measure). “Net spread and dollar roll income, excluding “catch-up” premium amortization,” further excludes retrospective “catch-up” adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

By providing users of the Company's financial information with such measures in addition to the related GAAP measures, the Company believes users will have greater transparency into the information used by the Company's management in its financial and operational decision-making. The Company also believes it is important for users of its financial information to consider information related to its current financial performance without the effects of certain measures that are not necessarily indicative of its current or expected investment portfolio performance and operations.

While TBAs are economically equivalent to holding and financing generic agency MBS using short-term repurchase agreements, they are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in the Company’s statements of operations. As such, the Company includes TBAs in the total notional fair value of its investment portfolio and TBA dollar roll income in “net spread and dollar roll income.” Similarly, the Company believes that the inclusion of periodic settlements on interest rate swaps, which are recognized under GAAP in other gain (loss), is meaningful as interest rate swaps are the primary instrument used to economically hedge against fluctuations in the Company’s borrowing costs. As such, the inclusion of periodic interest rate swap settlement costs is more indicative of the Company’s total cost of funds than interest expense alone. In the case of “net spread and dollar roll income, excluding ‘catch-up’ premium amortization,” the Company believes the exclusion of “catch-up” adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current and expected earnings potential of the Company’s investment portfolio. In the case of estimated taxable income, the Company believes it is meaningful information as it is directly related to the amount of dividends the Company is required to distribute in order to maintain its REIT qualification status.

However, because such measures are incomplete measures of the Company's financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, results computed in accordance with GAAP. In addition, because not all companies use identical calculations, the Company's presentation of such non-GAAP measures may not be comparable to similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing the Company's income tax returns, which occurs after the end of its fiscal year.
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Agency securities	$27,511	$17,901
Non-agency securities and other	12,119	15,856
Interest expense	(17,053)	(10,165)
Net interest income	22,577	23,592
Realized gain (loss) on periodic settlements of interest rate swaps, net	358	(2,660)
Dollar roll income	7,465	7,271
Adjusted net interest and dollar roll income	30,400	28,203
Operating expenses	(4,967)	(5,095)
Net spread and dollar roll income	25,433	23,108
Dividend on preferred stock	(1,117)	(1,117)
Net spread and dollar roll income available to common stockholders	24,316	21,991
Estimated “catch-up” premium amortization cost due to change in CPR forecast	(1,563)	645
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$22,753	$22,636

Weighted average common shares — basic	45,810	45,798
Weighted average common shares — diluted	45,822	45,806

Net spread and dollar roll income per common share- basic and diluted	$0.53	$0.48
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.50	$0.49
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

Equity Capital

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company intends to repurchase shares under the stock repurchase plan only when the repurchase price is less than its estimate of its then current net asset value per common share. As of March 31, 2018, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of March 31, 2018, we have not issued any shares under this program.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.4x and 4.2x the amount of our stockholders’ equity less our investments in RCS and real property as of March 31, 2018 and December 31, 2017, respectively.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 36 financial institutions as of March 31, 2018, located throughout North America, Europe and Asia. In addition, less than 4% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 17% of our equity at risk as of March 31, 2018.
As of March 31, 2018, borrowings under repurchase agreements of $3.2 billion and $0.6 billion, with weighted average remaining days to maturity of 106 days and 18 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of March 31, 2018. Please refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2018.

	March 31, 2018
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	18	67%
Asia	6	10%
Europe	12	23%
Total	36	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout 2017, haircuts on our pledged collateral remained stable and, as of March 31, 2018, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 25%, respectively.
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
As of March 31, 2018, we had met all margin requirements and had unrestricted cash and cash equivalents of $123.4 million and unpledged securities of approximately $267.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2018.
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
See Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2018 and the related activity for the three months ended March 31, 2018.
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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both March 31, 2018 and December 31, 2017.
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

TBA Dollar Roll Transactions
We enter into TBA dollar roll transactions as a means of acquiring (long TBAs) or selling (short TBAs) agency RMBS in our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2018, our total “at risk” leverage, net of unsettled securities, was 6.2x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts to future months and we may take physical delivery of the underlying securities. If we take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2018, we had a net long TBA position with a cost basis and fair value of the underlying securities of $1.6 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may also sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2018, approximately 90% of our agency RMBS portfolio was eligible for TBA delivery.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of March 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2018 and December 31, 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
March 31, 2018
+100 basis points	5.5%	(1.5)%	(10.4)%
+50 basis points	2.4%	(0.7)%	(4.6)%
-50 basis points	(4.2)%	0.4%	2.8%
-100 basis points	(9.3)%	0.4%	3.0%
December 31, 2017
+100 basis points	6.8%	(1.2)%	(8.2)%
+50 basis points	3.9%	(0.5)%	(3.1)%
-50 basis points	(5.4)%	0.1%	0.3%
-100 basis points	(14.0)%	(0.4)%	(2.8)%
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 5.9 years and 5.5 years for agency RMBS and 4.8 years and 4.7 years for non-agency securities based on interest rates and securities prices as of March 31, 2018 and December 31, 2017, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2018
-25 basis points	1.3%	8.5%
-10 basis points	0.5%	3.4%
+10 basis points	(0.5)%	(3.4)%
+25 basis points	(1.3)%	(8.5)%
December 31, 2017
-25 basis points	1.2%	7.9%
-10 basis points	0.5%	3.2%
+10 basis points	(0.5)%	(3.2)%
+25 basis points	(1.2)%	(7.9)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
March 31, 2018
-50 basis points	0.3%	2.2%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.2)%
December 31, 2017
-50 basis points	0.3%	2.2%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.2)%

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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of March 31, 2018, we had unrestricted cash and cash equivalents of $123.4 million and unpledged securities of approximately $267.7 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Risks Related to Healthcare and Other Senior Living Investments.

Our healthcare and other senior living real estate investments are exposed to counterparty risk, including, for our equity investments, the ongoing ability of the facility operator to satisfy its lease obligations, or, for potential debt investments, the ability of the borrower to make principal and interest payments. As such, our real estate investments are heavily dependent upon the successful operation of the facilities by our counterparties. These operations may be impacted by factors specific to the healthcare space, including, but not limited to, regulatory changes, government reimbursement reductions and revisions to licensure or certification requirements. Additionally, real estate investments are relatively illiquid, generally cannot be sold quickly, and may be subject to impairment charges based on factors such as market conditions and operator performance. We seek to manage these risks through detailed pre-transaction due diligence of target properties and associated operators, prudent asset selection, and active post-acquisition monitoring.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
*3.1	MTGE Investment Corp. Articles of Amendment and Restatement, effective September 30, 2016, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

3.2	MTGE Investment Corp. Amended and Restated Bylaws, effective May 2, 2018, filed herewith.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

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

MTGE Investment Corp.

By:	/s/ SEAN P. REID
SEAN P. REID
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018

By:	/s/ DONALD W. HOLLEY
DONALD W. HOLLEY
Chief Financial Officer and Senior Vice President (Principal Financial Officer)

Date: May 10, 2018