Form 10-Q
period 2018-06-30
MTGE Investment Corp.
filed 2018-08-03
CIK 1516973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the issuer’s common stock outstanding as of August 1, 2018 was 45,797,687.

MTGE INVESTMENT CORP.

PART I

Item 1. Financial Statements
MTGE INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $3,313,818 and $3,581,868, respectively)	$3,519,280	$3,758,181
Non-agency securities, at fair value (including pledged securities of $659,954 and $743,278, respectively)	739,960	872,084
Land	17,538	16,641
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	262,599	240,352
Cash and cash equivalents	124,007	123,762
Restricted cash and cash equivalents	42,235	46,324
Interest receivable	14,865	14,608
Derivative assets, at fair value	32,716	14,712
Receivable under reverse repurchase agreements	890,059	843,130
Other assets	15,897	23,242
Total assets	$5,659,156	$5,953,036
Liabilities:
Repurchase agreements	$3,560,273	$3,863,719
Notes payable, net of deferred financing costs	201,812	186,500
Payable for securities purchased	—	4,357
Derivative liabilities, at fair value	23	4,454
Dividend payable	24,016	24,016
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	878,933	830,776
Accounts payable and other accrued liabilities	49,480	33,592
Total liabilities	4,714,537	4,947,414
Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.125% Series A Cumulative Redeemable Preferred Stock; 2,200 shares issued and outstanding (aggregate liquidation preference of $55,000)	53,039	53,039
Common stock, $0.01 par value; 300,000 shares authorized, 45,798 issued and outstanding	458	458
Additional paid-in capital	1,122,885	1,122,729
Retained deficit	(232,552)	(171,119)
Total stockholders’ equity	943,830	1,005,107
Noncontrolling interests	789	515
Total equity	944,619	1,005,622
Total liabilities and equity	$5,659,156	$5,953,036
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Agency securities	$26,873	$22,010	$54,384	$39,911
Non-agency securities	11,725	13,478	23,719	29,174
Other	21	245	146	405
Interest expense	(19,482)	(12,344)	(36,535)	(22,509)
Net interest income	19,137	23,389	41,714	46,981

Healthcare real estate:
Healthcare real estate income	8,411	5,754	16,171	9,069
Healthcare real estate expense	(6,571)	(4,373)	(12,366)	(7,026)
Net healthcare investment income	1,840	1,381	3,805	2,043

Other gains (losses):
Realized loss on agency securities, net	(466)	(489)	(2,406)	(701)
Realized gain on non-agency securities, net	5,543	14,481	9,697	27,195
Realized gain (loss) on periodic settlements of interest rate swaps, net	4,175	(2,281)	4,533	(4,941)
Realized gain on other derivatives and securities, net	6,844	4,745	9,580	6,912
Unrealized gain (loss) on agency securities, net	(21,341)	9,146	(97,511)	9,031
Unrealized gain (loss) on non-agency securities, net	(5,780)	11,219	(9,117)	24,233
Unrealized gain (loss) on other derivatives and securities, net	6,583	(11,718)	40,040	(14,557)
Servicing income	2	75	52	2,633
Servicing expense	(775)	(1,915)	(1,025)	(6,900)
Total other gains (losses), net	(5,215)	23,263	(46,157)	42,905
Expenses:
Management fees	3,585	3,488	6,974	6,864
General and administrative expenses	4,220	1,933	5,798	3,652
Total expenses	7,805	5,421	12,772	10,516
Net income (loss)	7,957	42,612	(13,410)	81,413
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Noncontrolling interest in net loss (income)	4	7	9	5
Net income (loss) available to common stockholders	$6,844	$41,502	$(15,635)	$79,184

Net income (loss) per common share — basic and diluted	$0.15	$0.91	$(0.34)	$1.73

Weighted average common shares — basic	45,816	45,803	45,813	45,800
Weighted average common shares — diluted	45,818	45,804	45,815	45,802

Dividend declared per common share	$0.50	$0.45	$1.00	$0.90
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	2,200	$53,039	45,798	$458	$1,122,493	$(243,260)	$315	$933,045
Net income	—	—	—	—	—	81,418	(5)	81,413
Issuance of noncontrolling interest	—		—	—	—	—	245	245
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	—	—	100	—	—	100
Preferred dividends declared					—	(2,234)	—	(2,234)
Common dividends declared	—	—	—	—	—	(41,218)	—	(41,218)
Balance, June 30, 2017	2,200	$53,039	45,798	$458	$1,122,593	$(205,294)	$533	$971,329

Balance, December 31, 2017	2,200	$53,039	45,798	$458	$1,122,729	$(171,119)	$515	$1,005,622
Net loss	—	—	—	—	—	(13,401)	(9)	(13,410)
Issuance of noncontrolling interest	—	—	—	—	—	—	293	293
Distribution to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Stock-based compensation	—	—	—	—	156	—	—	156
Preferred dividends declared	—	—	—	—	—	(2,234)	—	(2,234)
Common dividends declared	—	—	—	—	—	(45,798)	—	(45,798)
Balance, June 30, 2018	2,200	$53,039	45,798	$458	$1,122,885	$(232,552)	$789	$944,619
See accompanying notes to consolidated financial statements.

MTGE INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,410)	$81,413
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of net premium on agency securities	9,770	12,103
Accretion of net discount on non-agency securities	(7,390)	(11,883)
Depreciation and amortization on real estate investments	4,271	2,737
Realization of cash flows from MSR	—	1,089
Unrealized loss (gain) on securities, MSR and derivatives, net	66,588	(18,707)
Realized loss on agency securities, net	2,406	701
Realized gain on non-agency securities, net	(9,697)	(27,195)
Realized gain on other derivatives and securities, net	(14,113)	(1,842)
Stock-based compensation	156	100
Increase in interest receivable	(257)	(2,900)
Decrease in other assets	3,219	12,559
Increase in operating accounts payable and other accrued liabilities	3,618	5,928
Net cash flows from operating activities	45,161	54,103
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of agency securities	(345,278)	(1,303,488)
Purchases of non-agency securities	(79,478)	(221,717)
Purchases of healthcare real estate investments	(27,302)	(99,719)
Proceeds from sale of agency securities	251,641	309,727
Proceeds from sale of non-agency securities	175,495	440,867
Proceeds from sale of MSR	4,126	43,823
Principal collections on agency securities	218,494	183,237
Principal collections on non-agency securities	44,077	88,525
Net proceeds from (payments on) reverse repurchase agreements	(46,929)	(369,899)
Purchases of U.S. Treasury securities	(208,343)	(991,237)
Proceeds from sale of U.S. Treasury securities	278,835	1,356,834
Payments for the termination of interest rate swaps	—	(3,841)
Other investing cash flows, net	21,653	(3,712)
Net cash flows from (used in) investing activities	286,991	(570,600)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Dividends paid	(48,032)	(41,162)
Issuance of noncontrolling interest	293	245
Distributions to noncontrolling interest	(10)	(22)
Proceeds from repurchase agreements and Federal Home Loan Bank advances	11,588,230	13,209,021
Repayments on repurchase agreements and Federal Home Loan Bank advances	(11,891,676)	(12,636,270)
Proceeds from notes payable, net of deferred financing costs	56,874	44,325
Repayments of notes payable	(41,675)	(320)
Net cash flows from (used in) financing activities	(335,996)	575,817
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,844)	59,320
Cash and cash equivalents and restricted cash at beginning of the period	170,086	136,645
Cash and cash equivalents and restricted cash at end of period	$166,242	$195,965
Supplemental disclosure of non-cash information:
Assumption of notes payable	$—	$75,952
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
Note 4. Agency Securities
The following tables summarize our investments in agency RMBS as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,285,555	$1,189,667	$3,475,222
Unamortized premium	113,789	62,678	176,467
Amortized cost	2,399,344	1,252,345	3,651,689
Gross unrealized gains	139	60	199
Gross unrealized losses	(87,953)	(44,655)	(132,608)
Agency RMBS, at fair value	$2,311,530	$1,207,750	$3,519,280

Weighted average coupon as of June 30, 2018	3.61%	3.73%	3.66%
Weighted average yield as of June 30, 2018	2.84%	2.99%	2.89%
Weighted average yield for the three months ended June 30, 2018	2.87%	2.99%	2.91%
Weighted average yield for the six months ended June 30, 2018	2.91%	3.06%	2.96%

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,581,562	$38	$(132,483)	$3,449,117
Adjustable rate	70,127	161	(125)	70,163
Total Agency RMBS	$3,651,689	$199	$(132,608)	$3,519,280

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Agency RMBS:
Par value	$2,485,055	$1,117,551	$3,602,606
Unamortized premium	127,008	63,466	190,474
Amortized cost	2,612,063	1,181,017	3,793,080
Gross unrealized gains	3,876	1,149	5,025
Gross unrealized losses	(28,364)	(11,560)	(39,924)
Agency RMBS, at fair value	$2,587,575	$1,170,606	$3,758,181

Weighted average coupon as of December 31, 2017	3.63%	3.75%	3.67%
Weighted average yield as of December 31, 2017	2.78%	2.89%	2.82%
Weighted average yield for the year ended December 31, 2017	2.67%	2.69%	2.68%

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$3,717,285	$3,707	$(39,924)	$3,681,068
Adjustable rate	75,795	1,318	—	77,113
Total Agency RMBS	$3,793,080	$5,025	$(39,924)	$3,758,181

Actual maturities of agency RMBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments.

The following table summarizes our agency RMBS as of June 30, 2018 and December 31, 2017 according to their estimated weighted average life classification (dollars in thousands):

	June 30, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Yield	Coupon	Fair Value	Amortized Cost	Yield	Coupon
Less than or equal to three years	$55,745	$57,037	2.16%	3.93%	$40,404	$40,815	2.06%	3.92%
Greater than three years and less than or equal to five years	417,277	426,694	2.39%	3.10%	534,299	535,608	2.38%	3.19%
Greater than five years and less than or equal to 10 years	2,577,463	2,683,748	2.93%	3.74%	3,149,565	3,182,468	2.90%	3.75%
Greater than 10 years	468,795	484,210	3.19%	3.69%	33,913	34,189	2.98%	3.50%
Total	$3,519,280	$3,651,689	2.89%	3.66%	$3,758,181	$3,793,080	2.82%	3.67%
As of June 30, 2018 and December 31, 2017, the estimated weighted average life of our agency security portfolio was 8.2 years and 7.5 years, respectively, which incorporates anticipated future prepayment assumptions. As of June 30, 2018 and December 31, 2017, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency investment portfolio was 7.2% and 8.4%, respectively.
Realized Gains and Losses
The following table summarizes our net realized losses from the sale of agency RMBS during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from agency securities sold	$31,206	$101,270	$251,641	$309,727
Less agency securities sold, at cost	(31,672)	(101,759)	(254,047)	(310,428)
Realized loss on agency securities, net	$(466)	$(489)	$(2,406)	$(701)

Gross realized gains on sale of agency securities	$—	$494	$14	$1,764
Gross realized losses on sale of agency securities	(466)	(983)	(2,420)	(2,465)
Realized loss on agency securities, net	$(466)	$(489)	$(2,406)	$(701)

Pledged Assets
The following tables summarize our agency RMBS pledged as collateral under financing and derivative agreements by type as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,197,052	$1,116,237	$3,313,289
Derivative agreements	77	452	529
Total fair value	2,197,129	1,116,689	3,313,818
Accrued interest on pledged agency RMBS	6,570	3,422	9,992
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,203,699	$1,120,111	$3,323,810

	December 31, 2017
	Fannie Mae	Freddie Mac	Total
Fair Value of Agency Securities Pledged Under:
Financing agreements	$2,443,591	$1,137,587	$3,581,178
Derivative agreements	84	606	690
Total fair value	2,443,675	1,138,193	3,581,868
Accrued interest on pledged agency RMBS	7,132	3,399	10,531
Total Fair Value of Agency RMBS Pledged and Accrued Interest	$2,450,807	$1,141,592	$3,592,399
The following table summarizes our agency RMBS pledged as collateral under financings agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$1,059,318	$1,096,281	$3,203	$940,788	$949,282	$2,765
31 - 59 days	981,288	1,021,998	2,958	1,298,331	1,311,882	3,818
60 - 90 days	814,914	844,346	2,473	261,823	262,908	785
Greater than 90 days	457,769	476,444	1,358	1,080,236	1,091,195	3,161
Total	$3,313,289	$3,439,069	$9,992	$3,581,178	$3,615,267	$10,529

As of June 30, 2018 and December 31, 2017, none of our repurchase agreement borrowings backed by agency RMBS had original overnight maturities.

Note 5. Non-Agency Securities
The following tables summarize our non-agency securities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$117,059	$8,487	$(169)	$108,741	$(11,683)	$120,424	3.94%	6.07%
CRT	267,402	15,137	(225)	252,490	10,614	241,876	5.66%	5.90%
Alt-A	243,683	46,950	(578)	197,311	(103,153)	300,464	3.20%	9.71%
Option-ARM	82,061	12,810	—	69,251	(19,613)	88,864	2.34%	6.98%
Subprime	13,309	826	—	12,483	(645)	13,128	5.20%	5.93%
CMBS	16,446	141	(41)	16,346	(139)	16,485	5.68%	6.09%
Total	$739,960	$84,351	$(1,013)	$656,622	$(124,619)	$781,241	4.09%	7.19%
————————

(1)
Coupon rates are floating, except for $11.0 million, $5.6 million, $11.8 million, $13.3 million and $16.4 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of June 30, 2018.

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

The following table summarizes our non-agency securities at fair value, by their estimated weighted average life classifications as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$224,275	$189,555	3.68%	9.01%	$302,797	$258,501	3.11%	8.31%
> 5 to ≤ 7 years	304,848	266,186	4.35%	7.28%	398,712	361,649	4.33%	5.97%
> 7 years	210,837	200,881	4.21%	5.37%	170,575	159,479	3.61%	5.18%
Total	$739,960	$656,622	4.09%	7.19%	$872,084	$779,629	3.73%	6.59%

Our Prime non-agency securities include investments in securitization trusts collateralized by prime mortgage loans, which were originated between 2002 and 2006, a period of generally weaker underwriting standards and elevated housing prices. As a result, there is still material credit risk embedded in these loan origination vintages. As of June 30, 2018, Prime non-agency securities also include $16.7 million in fair value of securities with underlying mortgage loans that were originated with more stringent underwriting standards beginning in 2010. As of June 30, 2018, our Prime securities have both fixed and floating rate coupons ranging from 2.7% to 6.5%, with weighted average coupons of underlying collateral ranging from 3.5% to 5.0%.

Our CRT reference the performance of loans underlying agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2018, our CRT securities had fixed and floating rate coupons ranging from 1.3% to 9.0%, with weighted average coupons of underlying collateral ranging from 3.7% to 4.3%. The loans underlying our CRT securities were originated between 2012 and 2018.

Our Alt-A non-agency RMBS are collateralized by Alt-A mortgage loans that were originated from 2002 to 2007. Alt-A, or alternative A-paper, mortgage loans are considered to have more credit risk than prime mortgage loans and less credit risk than sub-prime mortgage loans. Alt-A loans are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-value ratios and a higher percentage of investment properties. As of June 30, 2018, our Alt-A securities had both fixed and floating rate coupons ranging from 2.2% to 6.5% with weighted average coupons of underlying collateral ranging from 3.7% to 5.7%.

Our Option-ARM non-agency RMBS include senior tranches in securitization trusts that are collateralized by residential mortgages that have origination and underwriting characteristics similar to Alt-A mortgage loans, with the added feature of providing underlying mortgage borrowers the option, within certain constraints, to make lower payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances. This additional feature can increase the credit risk of these securities. As of June 30, 2018, our Option-ARM securities had coupons ranging from 2.2% to 2.8% and have underlying collateral with weighted average coupons between 3.6% and 4.6%. The loans underlying our Option-ARM securities were originated between 2001 and 2007.

Our Subprime non-agency RMBS include investments in securitization trusts collateralized by residential mortgages originated during or before 2005 that were originally considered to be of lower credit quality. As of June 30, 2018, our Subprime securities had a fair value of $13.3 million with fixed and floating rate coupons ranging from 5.0% to 5.5% and have underlying collateral with weighted-average coupons ranging from 5.5% to 5.7%.

Our CMBS are collateralized by a commercial mortgage loan originated in 2016 that is secured by first priority liens on 64 skilled nursing facilities. As of June 30, 2018, our CMBS securities had a fair market value of $16.4 million with fixed rate coupons ranging from 5.2% to 6.6% and underlying collateral with a weighted average coupon of 4.5%.

More than 85% of our non-agency RMBS are rated below investment grade or have not been rated by credit agencies as of June 30, 2018.
Realized Gains and Losses
The following table summarizes our net realized gains from the sale of non-agency securities during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from non-agency securities sold	$85,594	$180,394	$175,495	$440,867
Increase in receivable for securities sold	—	(629)	—	5,119
Less: non-agency securities sold, at cost	(80,051)	(165,284)	(165,798)	(418,791)
Realized gain on non-agency securities, net	$5,543	$14,481	$9,697	$27,195

Gross realized gain on sale of non-agency securities	$5,543	$14,489	$9,698	$27,353
Gross realized loss on sale of non-agency securities	—	(8)	(1)	(158)
Realized gain on non-agency securities, net	$5,543	$14,481	$9,697	$27,195

Pledged Assets
Non-agency securities with a fair value of $0.7 billion were pledged as collateral under financing arrangements as of both June 30, 2018 and December 31, 2017, none of which had original overnight maturities.

The following table summarizes our non-agency securities pledged as collateral under repurchase agreements, by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest	Fair Value	Amortized Cost	Accrued Interest
30 days or less	$609,141	$541,589	$1,031	$585,943	$517,750	$815
31 - 59 days	38,581	30,038	59	97,537	82,105	145
60 - 90 days	12,232	9,493	15	59,798	58,651	135
Total	$659,954	$581,120	$1,105	$743,278	$658,506	$1,095

Note 6. Investments in Real Property
Investment Activity

The following table summarizes our real estate investments net of accumulated depreciation as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$258,065	$233,407
Furniture, fixtures and equipment	16,284	14,537
Less: accumulated depreciation	(11,750)	(7,592)
Buildings, furniture, fixtures and equipment, net of accumulated depreciation	262,599	240,352
Land	17,538	16,641
Goodwill	5,840	5,840

Notes Payable

Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) finances its real estate investments primarily through secured debt. As of June 30, 2018, CHI had fixed rate debt with a principal amount of $179.9 million, a weighted average maturity of 27.4 years and an interest rate of 3.91% and floating rate debt with a principal amount of $25.8 million, a weighted average maturity of 1.3 years and a weighted average interest rate of 5.13%. As of December 31, 2017, CHI had floating rate debt with a principal amount of $50.3 million, a weighted average maturity of 0.8 years and a weighted average interest rate of 4.34% and fixed rate debt with a principal amount of $138.8 million, a weighted average maturity of 25.6 years and an interest rate of 3.80%.

The following is a summary of our notes payable activity for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$186,500	$66,527
Debt issued and assumed, net of deferred financing costs	56,874	120,277
Amortization of deferred financing costs	113	440
Principal repayments	(41,675)	(320)
Ending balance	$201,812	$186,924

Our notes payable of $205.7 million, excluding $3.9 million of deferred financing costs, had a fair value of approximately $196 million as of June 30, 2018. Our notes payable of $189.0 million, excluding $2.5 million of deferred financing costs, had a fair value of approximately $190 million as of December 31, 2017.

Income from Healthcare Real Estate Investments

The following table presents the components of net income from our real property investments during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Lease income	$5,707	$4,615	$11,413	$6,868
Rental income	2,704	1,139	4,758	2,201
Healthcare real estate income	8,411	5,754	16,171	9,069

Interest expense	2,261	1,887	4,350	3,060
Depreciation	2,157	1,526	4,158	2,297
Tenant expenses	1,718	848	3,143	1,557
Other	435	112	715	112
Healthcare real estate expense	6,571	4,373	12,366	7,026
Net healthcare investment income	$1,840	$1,381	$3,805	$2,043

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

At June 30, 2018, future minimum lease payments receivable related to our healthcare facilities are as follows (dollars in thousands):

June 30, 2018
2018	$10,215
2019	20,764
2020	21,191
2021	21,627
2022	22,073
Thereafter	193,233
Total	$289,103
Note 7. Repurchase Agreements

We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions and the terms and conditions are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2018 and December 31, 2017, we have met all margin call requirements and had no agency or non-agency repurchase agreements with original overnight maturities. Repurchase agreements are carried at cost, which approximates fair value due to their short-term maturities or floating rate coupons.

As of June 30, 2018 and December 31, 2017, our borrowings under repurchase agreements had the following collateral characteristics (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,053,483	2.10%	85	$3,307,662	1.54%	114
Non-agency securities	504,420	3.15%	18	556,057	2.72%	24
U.S. Treasury securities	2,370	2.10%	2	—	N/A	N/A
Total repurchase agreements	$3,560,273	2.25%	75	$3,863,719	1.71%	101
The following table summarizes our borrowings under repurchase arrangements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
≤ 1 month	$1,470,714	2.43%	17	$1,341,712	1.91%	17
> 1 to ≤ 2 months	953,784	2.10%	40	1,334,493	1.55%	40
> 2 to ≤ 3 months	784,686	1.95%	76	295,204	1.76%	76
> 3 to ≤ 6 months	—	N/A	N/A	334,372	1.51%	123
> 6 to ≤ 12 months	86,089	2.04%	210	292,938	1.57%	256
> 12 months	265,000	2.79%	477	265,000	1.80%	658
Total repurchase agreements	$3,560,273	2.25%	75	$3,863,719	1.71%	101
We had repurchase agreements with 36 financial institutions as of June 30, 2018. Less than 4% of stockholders' equity was at risk due to collateral pledged in excess of borrowings under repurchase agreements with any one counterparty, with the top five counterparties representing approximately 16% of our stockholders' equity at risk as of June 30, 2018.

We had agency RMBS with fair values of $3.3 billion and $3.6 billion pledged as collateral against repurchase agreements as of June 30, 2018 and December 31, 2017, respectively. We had non-agency securities with fair values of $0.7 billion pledged as collateral against repurchase agreements as of both June 30, 2018 and December 31, 2017.
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

The table below presents the balance sheet location and fair value information for our derivatives outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Derivative assets:
Interest rate swaps	$8,854	$4,894
Interest rate swaptions	14,039	6,728
TBA securities	9,823	3,090
Derivative assets, at fair value	$32,716	$14,712

Derivative liabilities:
Interest rate swaps	23	—
TBA securities	—	1,339
Credit default swaps	—	3,115
Derivative liabilities, at fair value	$23	$4,454

The following tables summarize the effect of our outstanding derivatives and other securities on our consolidated statements of operations during the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018			2017
	Realized Gain on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$4,175	$11,303	$1,407	$(2,281)	$(11,570)	$2,081
Interest rate swaptions	—	—	1,219	—	—	(135)
TBA securities	—	(4,109)	113	—	31,177	(12,077)
Short sales of U.S. Treasuries	—	(370)	3,869	—	(14,425)	(1,861)
Credit default swaps	—	—	—	—	(470)	274
Other	—	20	(25)	—	33	—
Total	$4,175	$6,844	$6,583	$(2,281)	$4,745	$(11,718)

	For the Six Months Ended June 30,
	2018			2017
	Realized Gain on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net	Realized Loss on Periodic Settlements of Interest Rate Swaps, net	Realized Gain on Other Derivatives and Securities, net	Unrealized Gain (Loss) on Other Derivatives and Securities, net
Interest rate swaps	$4,533	$59,232	$3,527	$(4,941)	$14,451	$(19,749)
Interest rate swaptions	—	—	6,541	—	—	(563)
TBA securities	—	(47,254)	8,072	—	6,887	17,433
Short sales of U.S. Treasuries	—	(759)	20,372	—	(14,174)	(11,502)
Credit default swaps	—	(1,648)	1,528	—	(513)	(183)
Other	—	9	—	—	261	7
Total	$4,533	$9,580	$40,040	$(4,941)	$6,912	$(14,557)

The following tables summarize changes in notional amounts for our outstanding derivatives and other securities during the three and six months ended June 30, 2018 and 2017 (in thousands):

	December 31, 2017 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2018 Notional Amount
Interest rate swaps	$3,530,000	200,000	(200,000)	$3,530,000
Interest rate swaptions	$425,000	75,000	—	$500,000
TBA securities	$1,704,386	10,721,305	(10,709,077)	$1,716,614
U.S. Treasuries	$—	129,500	(129,500)	$—
Short sales of U.S. Treasuries	$(846,700)	82,000	(151,500)	$(916,200)
Credit default swaps	$48,000	—	(48,000)	$—

	December 31, 2016 Notional Amount	Additions/ Long Positions	Expirations/ Terminations/ Short Positions	June 30, 2017 Notional Amount
Interest rate swaps	$2,975,000	595,000	(265,000)	$3,305,000
Interest rate swaptions	$150,000	125,000	—	$275,000
TBA securities	$886,042	13,678,610	(12,953,692)	$1,610,960
U.S. Treasuries	$21,000	22,500	(43,500)	$—
Short sales of U.S. Treasuries	$(511,000)	1,090,500	(1,434,500)	$(855,000)
Credit default swaps	$49,000	—	(500)	$48,500

Interest Rate Swap Agreements
Our derivative portfolio includes interest rate swaps, which are used to manage our exposure to interest rate risk. Under our interest rate swaps, we typically pay a fixed rate and receive a floating rate based on LIBOR with terms usually ranging up to 15 years. As of June 30, 2018 and December 31, 2017, we had interest rate swap agreements summarized in the table below (dollars in thousands).

	June 30, 2018				December 31, 2017
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Current Maturity Date		Fixed Pay Rate	Receive Rate	Maturity (Years)		Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$1,475,000	1.37%	2.34%	1.2	$1,500,000	1.26%	1.46%	1.3
> 3 to ≤ 5 years	1,010,000	1.90%	2.33%	3.9	985,000	1.79%	1.47%	4.0
> 5 to ≤ 7 years	250,000	1.71%	2.35%	5.4	350,000	1.78%	1.40%	5.7
> 7 years	795,000	2.35%	2.34%	9.1	695,000	2.26%	1.47%	9.9
Total	$3,530,000	1.77%	2.34%	4.0	$3,530,000	1.65%	1.46%	4.2
Interest Rate Swaption Agreements
Our interest rate swaption agreements provide us the option to enter into interest rate swap agreements in the future where we would pay a fixed rate and receive LIBOR. The following tables present certain information about our interest rate swaption agreements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$3,302	$5,935	0.5	$250,000	2.75%	8.4
>12 to ≤ 24 months	2,562	3,120	1.3	100,000	2.85%	8.8
> 24 months	7,051	4,984	3.1	150,000	2.90%	8.5
Total / weighted average	$12,915	$14,039	1.4	$500,000	2.81%	8.5

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

< 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

TBA Securities
As of June 30, 2018 and December 31, 2017, we had contracts to purchase (“long position”) and sell (“short position”) TBA securities on a forward basis, presented in the following table (in thousands):

	June 30, 2018		December 31, 2017
Purchase and Sale Contracts for TBA Securities	Notional Amount (1)	Fair Value (2)	Notional Amount (1)	Fair Value (2)
TBA assets:
Purchase of TBA securities	$1,716,614	$9,823	$1,386,416	$3,089
Sale of TBA securities	—	—	(1,200)	1
Total TBA assets	1,716,614	9,823	1,385,216	3,090

TBA liabilities:
Purchase of TBA securities	—	—	319,170	(1,339)
Sale of TBA securities	—	—	—	—
Total TBA liabilities	—	—	319,170	(1,339)
Total net TBA	$1,716,614	$9,823	$1,704,386	$1,751
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency security.

(2)	Fair value represents the current market value of the agency RMBS underlying the TBA contract as of period end, less the forward price to be paid for the underlying agency RMBS.

U.S. Treasury Securities and Futures
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to mitigate our exposure to changes in interest rates.
We had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $0.9 billion and $0.8 billion as of June 30, 2018 and December 31, 2017, respectively. The borrowed securities were collateralized by cash payments of $0.9 billion and $0.8 billion as of June 30, 2018 and December 31, 2017, which are presented as receivable under reverse repurchase agreements on the consolidated balance sheets. All changes in fair value of long and short U.S. Treasury securities and futures are recorded in realized and unrealized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, both we and our counterparties may be required to pledge collateral for our derivatives, based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments is included in restricted cash and cash equivalents on our consolidated balance sheets.
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
Further, each of our ISDA Master Agreements contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain either our REIT status or certain minimum equity thresholds, or comply with limits on our leverage above certain specified levels. As of June 30, 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.

We did not have counterparty credit risk with any single counterparty in excess of 1% of our equity, as of June 30, 2018 under our non-centrally cleared interest rate swap and swaption agreements.

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

Note 9. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions.  We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.  The following tables present information about our assets and liabilities that are subject to such agreements and can potentially be offset on our consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Received (1)	Net Amount
June 30, 2018
Interest rate swaps and swaptions (2)	$22,893	$—	$22,893	$(23)	$(17,912)	$4,958
TBA	9,823	—	9,823	—	—	9,823
Receivable under reverse repurchase agreements	890,059	—	890,059	(680,057)	(210,002)	—
Total	$922,775	$—	$922,775	$(680,080)	$(227,914)	$14,781

December 31, 2017
Interest rate swaps and swaptions (2)	$11,622	$—	$11,622	$—	$(5,642)	$5,980
TBA	3,090	—	3,090	(1,339)	—	1,751
Receivable under reverse repurchase agreements	843,130	—	843,130	(725,319)	(117,811)	—
Total	$857,842	$—	$857,842	$(726,658)	$(123,453)	$7,731

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged (1)	Net Amount
June 30, 2018
Repurchase agreements	$3,560,273	$—	$3,560,273	$(680,057)	$(2,880,216)	$—
Interest rate swaps (2)	23	—	23	(23)	—	—
Total	$3,560,296	$—	$3,560,296	$(680,080)	$(2,880,216)	$—

December 31, 2017
TBA	$1,339	$—	$1,339	$(1,339)	$—	$—
Repurchase agreements	3,863,719	—	3,863,719	(725,319)	(3,138,400)	—
Total	$3,865,058	$—	$3,865,058	$(726,658)	$(3,138,400)	$—
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

The following tables present our financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, on the consolidated balance sheets by the valuation hierarchy, as described above (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,519,280	$—	$3,519,280
Non-agency securities	—	739,960	—	739,960
Derivative assets	—	32,716	—	32,716
Total	$—	$4,291,956	$—	$4,291,956

Liabilities
Derivative liabilities	—	23	—	23
Obligation to return securities borrowed under reverse repurchase agreements	878,933	—	—	878,933
Total	$878,933	$23	$—	$878,956

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Agency securities	$—	$3,758,181	$—	$3,758,181
Non-agency securities	—	872,084	—	872,084
Derivative assets	—	14,712	—	14,712
Total	$—	$4,644,977	$—	$4,644,977

Liabilities
Derivative liabilities	$—	$4,454	$—	$4,454
Obligation to return securities borrowed under reverse repurchase agreements	830,776	—	—	830,776
Total	$830,776	$4,454	$—	$835,230
Our agency and non-agency securities are valued using the various market data described above, which include inputs determined to be observable or whose significant value drivers are observable. Accordingly, our agency and non-agency securities are classified as Level 2 in the fair value hierarchy as of June 30, 2018.
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

Note 11. Other Assets
The following table summarizes our other assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Servicing advances	$—	$324
Prepaid expenses	1,779	1,993
Accounts receivable	1,072	5,682
Goodwill	5,840	5,840
Other	7,206	9,403
Total other assets	$15,897	$23,242
Note 12. Accounts Payable and Other Accrued Liabilities
The following table summarizes our accounts payable and other accrued liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash collateral held	$17,912	$5,642
Due to manager	1,567	1,451
Accrued interest	17,548	12,547
Other accounts payable and accrued expenses	12,453	13,952
Total accounts payable and other accrued liabilities	$49,480	$33,592

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

Note 13. Stockholders’ Equity

Redeemable Preferred Stock

Pursuant to our charter, we are authorized to designate and issue up to 50.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 2.3 million shares as 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). As of June 30, 2018, we had 47.8 million of authorized but unissued shares of preferred stock. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 22, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2018, we had declared all required quarterly dividends on the Series A Preferred Stock.

Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The total amount of $100 million remains authorized and available for common stock repurchases as of June 30, 2018.

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

Long-Term Incentive Plan

The Company sponsors the American Capital Mortgage Investment Corp. Amended and Restated Equity Incentive Plan (“Incentive Plan” or “plan”), as amended March 4, 2016, to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units (“RSU”) and unrestricted stock to our independent directors. We did not issue any shares of common stock related to the vesting of RSU awards during the three and six months ended June 30, 2018, as any awards vested during the period were deferred to future periods. We have made no awards under the plan to our officers or the officers or employees of our Manager, and we no longer intend to issue RSUs to RCS employees.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of June 30, 2018, we have not issued any shares under this program.

Note 14. Annaly Merger Agreement
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers of our consolidated financial statements a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2018. Our MD&A is presented in the following sections:
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
Trends and Recent Market Impacts
In the first quarter of 2018, the yield on the 10-year U.S. Treasury note rose 33 basis points, while shorter maturity Treasury and swap rates increased 40 to 50 basis points. Consistent with the increase in rates and wider credit spreads more broadly, spreads on agency RMBS relative to benchmarks widened close to 10 basis points and were the primary driver of our negative economic return of (2.4)% for the first quarter, which included a decline of $0.99 per common share in our net asset value and dividends declared during the quarter of $0.50 per common share.
After a somewhat turbulent first quarter, financial market volatility returned to more normal levels in the second quarter of 2018. During the second quarter, the 10-year U.S. Treasury rate increased 11 basis points to 2.85% as of June 30, 2018, and the yield curve continued its flattening trend. Agency RMBS and credit spreads were largely unchanged for the quarter. We earned a positive economic return for the second quarter of 0.8%, consisting of a $0.35 per common share decline in net asset value and $0.50 per common share dividend declared.
Given our view that interest rates were biased higher, we chose to operate with greater interest rate risk protection during the first half of 2018. During the first quarter, we increased our interest rate hedge position further to 93% of our repurchase agreements and TBA balance as of March 31, 2018, and we maintained that level as of June 30, 2018. These actions minimized the impact of the increase in long-term rates on our net asset value during the first half and should continue to mitigate, but not fully offset, our exposure to further rate increases. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 1.1 years as of both March 31, 2018 and June 30, 2018, moderately higher than our net duration gap of 0.6 years as of December 31, 2017.
In response to continued favorable market valuations and the correspondingly lower projected returns for non-agency assets, we continued to re-allocate proceeds from our non-agency portfolio to more attractive investment opportunities in the agency RMBS and healthcare real estate sectors.
Consistent with the Federal Reserve’s 50 basis point increase in the federal funds rate through the first half of 2018, our average repo funding cost increased by 54 basis points, from 1.71% as of December 31, 2017 to 2.25% as of June 30, 2018. Our average total cost of funds, which includes the cost of our repurchase agreements, the implied funding costs of our TBA securities and net periodic settlements on interest rate swap hedges, was 1.72% for the second quarter, consistent the first quarter. Our average total cost of funds benefited from the favorable spread differential between the rate that we paid on our repo funding and the three-month LIBOR rate that we received on our pay fixed interest rate swaps, which offset the increase in our average repo funding. Our average net interest margin (including our TBA dollar roll funded assets and interest rate swap hedges and excluding "catch-up" premium amortization cost due to changes in CPR forecasts) for the second quarter was 1.64%, consistent with the first quarter.
Within the healthcare sector, skilled nursing and senior living facilities continue to benefit from favorable demographic trends, including the substantial growth in the U.S. population aged 75 and older. This growth in the elderly population, coupled with the already high utilization rates at these facilities, provides a strong foundation for this sector. In addition, investments in these facilities benefit from a stable supply of long term, fixed rate funding from GSEs and HUD. Our wholly-owned subsidiary, Capital Healthcare Investments, LLC (“CHI”) has completed healthcare real estate acquisitions with a combined asset value of $298 million and an aggregate equity investment of $93 million as of June 30, 2018.
The table below summarizes interest rates and prices for generic agency RMBS as of the end of each respective quarter since June 30, 2017:

Interest Rate / Security (1)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
LIBOR:
1-Month	2.09%	1.88%	1.56%	1.23%	1.22%
3-Month	2.34%	2.31%	1.69%	1.33%	1.30%
U.S. Treasury Securities:
2-Year U.S. Treasury	2.53%	2.27%	1.89%	1.48%	1.38%
5-Year U.S. Treasury	2.73%	2.57%	2.21%	1.93%	1.89%
10-Year U.S. Treasury	2.85%	2.74%	2.41%	2.33%	2.30%
Interest Rate Swap Rates:
2-Year Swap Rate	2.79%	2.58%	2.08%	1.73%	1.61%
5-Year Swap Rate	2.88%	2.71%	2.24%	2.00%	1.95%
10-Year Swap Rate	2.93%	2.78%	2.40%	2.28%	2.27%
30-Year Fixed Rate Agency Price:
3.5%	$99.52	$100.20	$102.70	$103.09	$102.70
4.0%	$101.96	$102.61	$104.59	$105.27	$105.12
4.5%	$104.13	$104.70	$106.40	$107.33	$107.27
15-Year Fixed Rate Agency Price:
2.5%	$97.22	$97.98	$99.88	$100.69	$100.53
3.0%	$99.41	$99.88	$101.88	$102.75	$102.64
3.5%	$101.16	$101.94	$103.23	$104.14	$104.06
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

Specified Mortgage Pool Pay-ups over Generic TBA Price (1)(2)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
30-Year Lower Loan Balance (3):
3.0%	$0.38	$0.41	$0.41	$0.45	$0.41
3.5%	$0.56	$0.56	$0.81	$0.89	$0.83
4.0%	$0.86	$1.03	$1.69	$1.69	$1.47
30-Year HARP (4):
3.5%	$—	$—	$0.03	$0.16	$0.16
4.0%	$0.03	$0.05	$0.17	$0.50	$0.50
 ________________________

(1)	Source: Bloomberg and dealer indications.

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
Pending Merger
On May 3, 2018, the Company, Annaly Capital Management, Inc., a Maryland corporation (“Annaly”), and Mountain Merger Sub Corporation, a Maryland corporation and a wholly owned subsidiary of Annaly (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of the Merger Agreement. The merger is expected to close by the end of the third quarter of 2018, although closing is subject to various conditions and regulatory approvals, including receipt of required consents from HUD, and therefore, we cannot provide any assurance that the conditions to the completion of the proposed transaction will be satisfied and if the proposed transaction is not completed, MTGE and its shareholders would not realize any of the expected benefits of the merger.
Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including, without limitation, restrictions on our investments, financing and hedging activities, as well as share issuances and repurchases. We have incurred and will incur a variety of merger-related expenses, which, while not recurring in nature, will not be recoverable if the merger is not consummated.

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

FINANCIAL CONDITION
As of June 30, 2018, our investment portfolio with a notional fair value of $6.3 billion was comprised of $3.5 billion of agency RMBS, $1.7 billion of net long TBA securities, $0.7 billion of non-agency securities and $0.3 billion of healthcare real estate investments.

	June 30, 2018	December 31, 2017
Notional fair value of securities investments:
Agency RMBS, at fair value	$3,519,280	$3,758,181
Non-agency securities, at fair value	739,960	872,084
Subtotal	4,259,240	4,630,265
TBA notional fair value	1,706,854	1,733,152
Total securities investments notional fair value	$5,966,094	$6,363,417
Agency and non-agency securities funding	$3,560,273	$3,863,719
At risk securities leverage	6.2x	6.2x

Healthcare investments:
Real estate related assets, including net working capital	$304,701	$281,827
Notes payable, net of deferred financing costs	$201,812	$186,500
Healthcare leverage	2.0x	2.0x

Total assets	$5,659,156	$5,953,036
Total liabilities	$4,714,537	$4,947,414
Total stockholders' equity	$943,830	$1,005,107
Net asset value per common share	$19.41	$20.75

The following tables summarize certain characteristics of our mortgage securities portfolio by issuer and investment category as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,311,530	$2,399,344	$2,285,555	3.61%	2.84%
Freddie Mac	1,207,750	1,252,345	1,189,667	3.73%	2.99%
Agency RMBS total	3,519,280	3,651,689	3,475,222	3.66%	2.89%
Non-agency securities	739,960	656,622	781,241	4.09%	7.19%
Total	$4,259,240	$4,308,311	$4,256,463	3.73%	3.55%

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield (1)
Fannie Mae	$2,587,575	$2,612,063	$2,485,055	3.63%	2.78%
Freddie Mac	1,170,606	1,181,017	1,117,551	3.75%	2.89%
Agency RMBS total	3,758,181	3,793,080	3,602,606	3.67%	2.82%
Non-agency securities	872,084	779,629	911,707	3.73%	6.59%
Total	$4,630,265	$4,572,709	$4,514,313	3.67%	3.44%

————————

(1)
The weighted average agency security yield incorporates an average future CPR assumption of 7.2% and 8.4% as of June 30, 2018 and December 31, 2017, respectively, based on forward rates. For non-agency securities, the weighted average yield is based on estimated cash flows that incorporate expected credit losses.

Agency RMBS
The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of June 30, 2018 (dollars in thousands):

	June 30, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$24,108	$24,649	$24,648	2.44%	8.6%
3.0%	179,776	184,031	179,974	2.32%	9.0%
3.5%	77,434	80,007	76,318	2.18%	9.4%
4.0%	80,458	82,397	78,312	2.17%	11.2%
4.5%	6,634	6,758	6,404	2.56%	10.5%
≤ 15-year total	368,410	377,842	365,656	2.27%	9.6%
20-year
3.0%	49,678	51,577	50,175	2.34%	10.5%
3.5%	59,358	60,387	58,662	2.82%	9.7%
5.0%	558	584	526	2.04%	13.7%
20-year total	109,594	112,548	109,363	2.60%	10.1%
30-year
3.0%	10,594	10,820	10,921	3.12%	6.5%
3.5%	1,444,217	1,506,658	1,441,329	2.87%	6.4%
4.0%	1,420,410	1,474,004	1,382,924	3.09%	6.8%
4.5%	47,425	49,295	45,030	3.11%	7.2%
30-year total	2,922,646	3,040,777	2,880,204	2.98%	6.6%
Pass through agency RMBS	3,400,650	3,531,167	3,355,223	2.89%	7.0%
Agency CMO and other	48,467	50,395	49,022	2.81%	1.8%
Total fixed-rate agency RMBS	3,449,117	3,581,562	3,404,245	2.89%	7.0%
Adjustable rate agency RMBS	70,163	70,127	70,977	2.85%	20.5%
Total agency RMBS	$3,519,280	$3,651,689	$3,475,222	2.89%	7.2%

The following table summarizes certain characteristics of our agency RMBS portfolio by term and coupon as of December 31, 2017 (dollars in thousands):

	December 31, 2017
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Yield	Projected CPR
Fixed rate
≤ 15-year
2.5%	$31,438	$31,421	$31,405	2.44%	8.8%
3.0%	169,991	171,384	166,572	2.17%	9.4%
3.5%	141,410	142,448	136,503	2.30%	10.4%
4.0%	93,679	94,528	89,635	2.17%	11.4%
4.5%	7,841	7,883	7,457	2.58%	10.8%
≤ 15-year total	444,359	447,664	431,572	2.24%	10.1%
20-year
3.0%	55,360	55,876	54,349	2.34%	10.8%
3.5%	67,410	66,699	64,799	2.82%	10.2%
5.0%	1,116	1,135	1,038	2.20%	16.7%
20-year total	123,886	123,710	120,186	2.60%	10.5%
30-year
3.0%	11,077	10,966	11,071	3.12%	7.1%
3.5%	1,396,687	1,417,768	1,350,308	2.78%	7.2%
4.0%	1,601,321	1,612,878	1,514,426	3.02%	8.4%
4.5%	52,203	52,637	48,208	3.07%	8.2%
30-year total	3,061,288	3,094,249	2,924,013	2.91%	7.9%
Pass through agency RMBS	3,629,533	3,665,623	3,475,771	2.82%	8.2%
Agency CMO and other	51,535	51,662	50,115	2.81%	2.1%
Total fixed-rate agency RMBS	3,681,068	3,717,285	3,525,886	2.82%	8.1%
Adjustable rate agency RMBS	77,113	75,795	76,720	2.86%	20.6%
Total agency RMBS	$3,758,181	$3,793,080	$3,602,606	2.82%	8.4%

The percentage of our fixed-rate agency RMBS portfolio allocated to HARP and lower loan balance securities was 82% (not including our net long TBA position) as of June 30, 2018 as detailed in the following table (dollars in thousands):

	June 30, 2018
	Fair Value	Amortized Cost Basis	Par Value	Weighted Average
				Coupon	Yield	Projected CPR
HARP (1)	$527,256	$548,773	$523,244	3.56%	2.82%	6.9%
Lower loan balance (2)	2,316,820	2,406,972	2,281,534	3.70%	2.85%	7.3%
Other	556,574	575,422	550,445	3.75%	3.14%	5.9%
Pass through agency RMBS	3,400,650	3,531,167	3,355,223	3.69%	2.89%	7.0%
Agency CMO and other	48,467	50,395	49,022	3.01%	2.81%	1.8%
Total fixed-rate agency RMBS	3,449,117	3,581,562	3,404,245	3.68%	2.89%	7.0%
Adjustable rate agency RMBS	70,163	70,127	70,977	2.54%	2.85%	20.5%
Total agency RMBS	$3,519,280	$3,651,689	$3,475,222	3.66%	2.89%	7.2%
————————

(1)
HARP securities are defined as pools backed by 100% refinance loans with LTVs greater than or equal to 80%. Our HARP securities had a weighted average LTV of 124% and 128% for 15-year and 30-year securities, respectively, as of June 30, 2018. Includes $315.7 million of >105% LTV pools which are not deliverable into TBA securities.

(2)
Lower loan balance securities represent pools with maximum original loan balances less than or equal to $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,645 and $106,926 for 15-year and 30-year securities, respectively, as of June 30, 2018.

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

TBA Investments

Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2018, our net long TBA position had a notional market value of $1.7 billion and a net carrying value of $9.8 million reported in derivative assets on our consolidated balance sheets.

The following tables summarize our net long and (short) TBA positions as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$41,000	$39,636	$39,856	$220
3.0%	168,723	166,486	167,488	1,002
3.5%	46,570	46,958	47,096	138
Subtotal	256,293	253,080	254,440	1,360
30-Year
3.0%	470,660	452,423	455,654	3,231
3.5%	513,906	508,042	511,064	3,022
4.0%	423,909	429,817	431,765	1,948
4.5%	51,846	53,669	53,931	262
Subtotal	1,460,321	1,443,951	1,452,414	8,463
Portfolio total	$1,716,614	$1,697,031	$1,706,854	$9,823

	December 31, 2017
	Notional Amount (1)	Cost Basis (2)	Notional Market Value (3)	Net Carrying Value (4)

15- Year
2.5%	$152,500	$152,342	$152,135	$(207)
3.0%	164,329	167,678	167,266	(412)
3.5%	(1,200)	(1,240)	(1,239)	1
Subtotal	315,629	318,780	318,162	(618)
30-Year
3.0%	525,660	523,815	525,057	1,242
3.5%	659,506	675,182	676,598	1,416
4.0%	181,745	190,334	190,093	(241)
4.5%	21,846	23,290	23,242	(48)
Subtotal	1,388,757	1,412,621	1,414,990	2,369
Portfolio total	$1,704,386	$1,731,401	$1,733,152	$1,751
————————

(1)	Notional amount represents the par value or principal balance of the underlying agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying agency RMBS.

(3)	Notional market value represents the current market value of the agency RMBS underlying the TBA contracts as of period end.

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
The following tables summarize our non-agency securities portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
	Fair Value	Gross Unrealized		Amortized Cost	Premium (Discount)	Par/ Current Face	Weighted Average
Category		Gains	Losses				Coupon (1)	Yield
Prime	$117,059	$8,487	$(169)	$108,741	$(11,683)	$120,424	3.94%	6.07%
CRT	267,402	15,137	(225)	252,490	10,614	241,876	5.66%	5.90%
Alt-A	243,683	46,950	(578)	197,311	(103,153)	300,464	3.20%	9.71%
Option-ARM	82,061	12,810	—	69,251	(19,613)	88,864	2.34%	6.98%
Subprime	13,309	826	—	12,483	(645)	13,128	5.20%	5.93%
CMBS	16,446	141	(41)	16,346	(139)	16,485	5.68%	6.09%
Total	$739,960	$84,351	$(1,013)	$656,622	$(124,619)	$781,241	4.09%	7.19%
————————

(1)
Coupon rates are floating, except for $11.0 million, $5.6 million, $11.8 million, $13.3 million, $16.4 million fair value of fixed-rate prime, CRT, Alt-A, subprime and CMBS non-agency securities, respectively, as of June 30, 2018.

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

The following table summarizes our non-agency securities by their estimated weighted average life classifications as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018				December 31, 2017
			Weighted Average				Weighted Average
Estimated Weighted Average Life	Fair Value	Amortized Cost	Coupon	Yield	Fair Value	Amortized Cost	Coupon	Yield
≤ 5 years	$224,275	$189,555	3.68%	9.01%	$302,797	$258,501	3.11%	8.31%
> 5 to ≤ 7 years	304,848	266,186	4.35%	7.28%	398,712	361,649	4.33%	5.97%
> 7 years	210,837	200,881	4.21%	5.37%	170,575	159,479	3.61%	5.18%
Total	$739,960	$656,622	4.09%	7.19%	$872,084	$779,629	3.73%	6.59%

Our non-agency securities are subject to risk of loss of principal and interest payments. As of June 30, 2018, our non-agency securities were generally either assigned below investment grade ratings by rating agencies or were not rated. The following table summarizes the credit ratings of our non-agency securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Credit Rating (1)
AA	1%	1%
A	3%	1%
BBB	11%	7%
BB	17%	14%
B	12%	17%
Below B	24%	30%
Not Rated	32%	30%
Total	100%	100%
————————

(1)	Represents the lowest of Standard and Poor's, Moody's and Fitch credit ratings, stated in terms of the S&P equivalent, as of each respective balance sheet date.
The following tables present the fair value and weighted average purchase price for each of our non-agency securities categories, together with certain of their respective underlying loan collateral attributes and current performance metrics as of June 30, 2018 and December 31, 2017 (fair value dollars in thousands):

June 30, 2018
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$117,059	$84.80	140	71%	738	7%	21%
CRT	267,402	100.39	29	78%	751	—%	9%
Alt-A	243,683	64.19	150	76%	707	12%	18%
Option-ARM	82,061	71.98	144	76%	704	13%	13%
Subprime	13,309	93.28	159	77%	603	15%	11%
CMBS	16,446	98.92	19	55%	NA	—%	—%
Total	$739,960	$81.90	101	76%	710	7%	14%

December 31, 2017
	Fair Value	Weighted Average Purchase Price	Weighted Average Collateral Attributes			Weighted Average Current Performance
Category			Loan Age (months)	Original LTV	Original FICO (1)	60+ Day Delinquent (2)	3-Month CPR (3)
Prime	$143,329	$85.51	136	71%	738	8%	18%
CRT	322,819	101.63	32	76%	754	—%	11%
Alt-A	286,953	64.36	145	76%	708	12%	15%
Option-ARM	86,886	71.96	139	76%	704	15%	11%
Subprime	13,374	93.28	153	77%	604	18%	12%
CMBS	18,723	98.92	14	55%	NA	—%	—%
Total	$872,084	$83.06	98	75%	713	7%	13%
————————

(1)	FICO represents a mortgage industry accepted credit score of a borrower based on a scale of 300 to 850 with a score of 850 being the highest quality rating.

(2)	60+ day delinquent represents the percentage of mortgage loans underlying each category of non-agency securities that were delinquent for at least 60 days.

(3)
Three-month CPR is reflective of the prepayment and default rate on the underlying securitization; however, it does not necessarily indicate the proceeds received on our non-agency securities. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

The mortgage loans underlying our non-agency securities are located throughout the United States. The following table presents the six states with the largest geographic concentrations of underlying mortgages as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
California	33%	34%
Florida	7%	7%
New York	5%	4%
Virginia	4%	5%
Texas	4%	3%
Maryland	4%	4%
Total	57%	57%

Investments in Real Property

As of June 30, 2018, CHI had real estate investments net of accumulated depreciation of $304.7 million which are financed through secured debt. As of June 30, 2018, CHI had fixed rate debt with a principal amount of $179.9 million, a weighted average maturity of 27.4 years and a weighted average interest rate of 3.91% and floating rate debt with a principal amount of $25.8 million, a weighted average maturity of 1.3 years and a weighted average interest rate of 5.13%.

Securities Financing and Hedging
As of June 30, 2018 and December 31, 2017, our borrowings under repurchase agreements had the following characteristics (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Collateral Type	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
Agency securities	$3,053,483	2.10%	85	$3,307,662	1.54%	114
Non-agency securities	504,420	3.15%	18	556,057	2.72%	24
U.S. Treasury securities	2,370	2.10%	2	—	N/A	N/A
Total repurchase agreements	$3,560,273	2.25%	75	$3,863,719	1.71%	101

The following table summarizes our borrowings under repurchase arrangements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
	Borrowings Outstanding	Interest Rate	Days to Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
≤ 1 month	$1,470,714	2.43%	17	$1,341,712	1.91%	17
> 1 to ≤ 2 months	953,784	2.10%	40	1,334,493	1.55%	40
> 2 to ≤ 3 months	784,686	1.95%	76	295,204	1.76%	76
> 3 to ≤ 6 months	—	N/A	N/A	334,372	1.51%	123
> 6 to ≤ 12 months	86,089	2.04%	210	292,938	1.57%	256
> 12 months	265,000	2.79%	477	265,000	1.80%	658
Total repurchase agreements	$3,560,273	2.25%	75	$3,863,719	1.71%	101

The following table summarizes our interest rate swap agreements outstanding as of June 30, 2018 and December 31, 2017, (dollars in thousands):

Current Maturity Date	June 30, 2018				December 31, 2017
	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Fixed Pay Rate	Receive Rate	Maturity (Years)		Fixed Pay Rate	Receive Rate	Maturity (Years)
≤ 3 years	$1,475,000	1.37%	2.34%	1.2	$1,500,000	1.26%	1.46%	1.3
> 3 to ≤ 5 years	1,010,000	1.90%	2.33%	3.9	985,000	1.79%	1.47%	4.0
> 5 to ≤ 7 years	250,000	1.71%	2.35%	5.4	350,000	1.78%	1.40%	5.7
> 7 years	795,000	2.35%	2.34%	9.1	695,000	2.26%	1.47%	9.9
Total	$3,530,000	1.77%	2.34%	4.0	$3,530,000	1.65%	1.46%	4.2

The following tables present certain information about our interest rate swaption agreements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

≤ 12 months	$3,302	$5,935	0.5	$250,000	2.75%	8.4
>12 to ≤ 24 months	2,562	3,120	1.3	100,000	2.85%	8.8
> 24 months	7,051	4,984	3.1	150,000	2.90%	8.5
Total / weighted average	$12,915	$14,039	1.4	$500,000	2.81%	8.5

December 31, 2017
	Option			Underlying Swap
Current Option Expiration Date	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)

< 12 months	$2,111	$1,621	0.9	$175,000	2.71%	8.6
>12 to ≤ 24 months	2,083	1,400	1.5	75,000	2.73%	10.0
> 24 months	7,951	3,707	3.4	175,000	2.87%	8.9
Total / weighted average	$12,145	$6,728	2.0	$425,000	2.78%	8.9

RESULTS OF OPERATIONS
The table below presents our consolidated statements of operations during the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Agency securities	$26,873	$22,010	$54,384	$39,911
Non-agency securities	11,725	13,478	23,719	29,174
Other	21	245	146	405
Interest expense	(19,482)	(12,344)	(36,535)	(22,509)
Net interest income	19,137	23,389	41,714	46,981

Healthcare real estate:
Healthcare real estate income	8,411	5,754	16,171	9,069
Healthcare real estate expense	(6,571)	(4,373)	(12,366)	(7,026)
Net healthcare investment income	1,840	1,381	3,805	2,043

Other gains (losses):
Realized loss on agency securities, net	(466)	(489)	(2,406)	(701)
Realized gain on non-agency securities, net	5,543	14,481	9,697	27,195
Realized gain (loss) on periodic settlements of interest rate swaps, net	4,175	(2,281)	4,533	(4,941)
Realized gain on other derivatives and securities, net	6,844	4,745	9,580	6,912
Unrealized gain (loss) on agency securities, net	(21,341)	9,146	(97,511)	9,031
Unrealized gain (loss) on non-agency securities, net	(5,780)	11,219	(9,117)	24,233
Unrealized gain (loss) on other derivatives and securities, net	6,583	(11,718)	40,040	(14,557)
Servicing income	2	75	52	2,633
Servicing expense	(775)	(1,915)	(1,025)	(6,900)
Total other gains (losses), net	(5,215)	23,263	(46,157)	42,905
Expenses:
Management fees	3,585	3,488	6,974	6,864
General and administrative expenses	4,220	1,933	5,798	3,652
Total expenses	7,805	5,421	12,772	10,516
Net income (loss)	7,957	42,612	(13,410)	81,413
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Noncontrolling interest in net loss (income)	4	7	9	5
Net income (loss) available to common stockholders	$6,844	$41,502	$(15,635)	$79,184

Net income (loss) per common share — basic and diluted	$0.15	$0.91	$(0.34)	$1.73

Weighted average common shares — basic	45,816	45,803	45,813	45,800
Weighted average common shares — diluted	45,818	45,804	45,815	45,802

Dividend declared per common share	$0.50	$0.45	$1.00	$0.90

Interest Income and Asset Yields
The tables below present the interest income and weighted average yield for our agency and non-agency securities during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,
	2018			2017
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,687,738	2.91%	$26,873	$3,310,019	2.66%	$22,010
Non-agency securities	678,136	6.92%	11,725	849,488	6.35%	13,478
Total	$4,365,874	3.54%	$38,598	$4,159,507	3.40%	$35,488

	For the Six Months Ended June 30,
	2018			2017
	Average Amortized Cost	Weighted Average Yield	Interest Income	Average Amortized Cost	Weighted Average Yield	Interest Income
Agency RMBS (1)	$3,678,746	2.96%	$54,384	$3,036,759	2.63%	$39,911
Non-agency securities	709,269	6.69%	23,719	929,983	6.27%	29,174
Total	$4,388,015	3.56%	$78,103	$3,966,742	3.48%	$69,085
——————

(1)	Does not include TBA dollar roll income reported in realized gain (loss) on other derivatives and securities, net in our consolidated statements of operations.
The following is a summary of the estimated impact of changes in the principal elements of interest income during the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018 vs. 2017			For the Six Months Ended June 30, 2018 vs. 2017
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Yield		Volume	Yield
Agency RMBS	$4,863	$2,667	$2,196	$14,473	$9,082	$5,391
Non-agency securities	(1,753)	(3,159)	1,406	(5,455)	(7,600)	2,145
Total	$3,110	$(492)	$3,602	$9,018	$1,482	$7,536
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Interest income on agency RMBS increased by $4.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to a 25 basis point increase in average yields combined with a 11% increase in average balances. Interest income on agency RMBS increased by $14.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to a 33 basis point increase in average yields combined with a 21% increase in average balances. Interest income on non-agency securities decreased by $(1.8) million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to a 20% decrease in average balances related to net sales activity, partially offset by a 57 basis point increase in average yields. Interest income on non-agency securities decreased by $(5.5) million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to a 24% decrease in average balances related to net sales activity, partially offset by a 42 basis point increase in average yields.
We amortize or accrete premiums and discounts associated with agency RMBS and non-agency securities of high credit quality into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on these securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio. We estimate projected CPRs on these securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on these securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate for our agency RMBS was 7.2% and 8.4% as of June 30, 2018 and December 31, 2017, respectively. The actual CPR realized for individual agency RMBS in our investment portfolio was approximately 9.2% for both the three months ended June 30, 2018 and 2017 and 9.0% and 9.2% for the six months ended June 30, 2018 and 2017, respectively.
Interest income from our agency RMBS is net of premium amortization expense of $5.3 million and $6.6 million for the three months ended June 30, 2018 and 2017, respectively, and $9.8 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. The change in our weighted average CPR estimates resulted in the recognition of “catch up” premium amortization benefit (expense) of approximately $0.7 million and $(0.7) million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $(1.4) million for the six months ended June 30, 2018 and 2017, respectively. The amortized cost basis of our agency RMBS portfolio was 105.1% and 105.3% of par value as of June 30, 2018 and December 31, 2017, respectively. The net unamortized premium balance of our aggregate agency RMBS portfolio was $176.5 million and $190.5 million as of June 30, 2018 and December 31, 2017, respectively.
At the time we purchase non-agency securities that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments with any changes in effective yield recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our estimates of future cash flows are based on input and analysis received from external sources, internal models and judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Interest income from our non-agency securities includes discount accretion of $3.6 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $7.4 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively. The weighted average cost basis of the non-agency portfolio was 84.0% and 85.5% of par as of June 30, 2018 and December 31, 2017, respectively. The total net discount remaining was $124.6 million and $132.1 million, with $80.3 million and $85.1 million designated as credit reserves as of June 30, 2018 and December 31, 2017, respectively.
Leverage
Our leverage, when adjusted for the net payables and receivables for unsettled securities and our net TBA position, was 6.2x our stockholders' equity, excluding investments in RCS and real property as of both June 30, 2018 and December 31, 2017. Our leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our view of the attractiveness of the return environment, composition of our investment portfolio, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels. We do not expect these restrictions to adversely impact our operations.
The table below presents our mortgage securities funding balances outstanding and average leverage ratios for the quarterly periods since June 30, 2016 (dollars in thousands):

	Repurchase Agreements and Advances (1)			Average Interest Rate as of Period End (1)	Average Leverage During the Period (2)	Leverage as of Period End (3)	Adjusted Leverage as of Period End (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2018	$3,651,320	$3,816,636	$3,560,273	2.25%	4.3x	4.2x	6.2x
March 31, 2018	$3,717,094	$3,883,304	$3,743,436	1.96%	4.2x	4.4x	6.2x
December 31, 2017	$3,784,846	$3,873,054	$3,863,719	1.71%	4.2x	4.2x	6.2x
September 30, 2017	$3,650,206	$3,893,263	$3,807,880	1.58%	4.1x	4.2x	6.3x
June 30, 2017	$3,538,006	$3,836,940	$3,805,778	1.47%	4.0x	4.4x	6.3x
March 31, 2017	$3,117,397	$3,272,548	$3,185,134	1.31%	3.5x	3.6x	5.9x
December 31, 2016	$3,677,854	$3,554,251	$3,244,516	1.26%	3.8x	3.7x	4.8x
September 30, 2016	$3,682,233	$3,781,117	$3,553,666	1.11%	4.0x	3.7x	5.0x
June 30, 2016	$3,692,354	$4,306,868	$3,555,883	1.04%	4.2x	4.5x	4.9x
————————

(1)	Excludes repurchase agreements collateralized by U.S. Treasury securities and borrowings related to our healthcare investments.

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

Adjusted leverage presented in the table above includes the impact of TBA positions, which have the effect of increasing or decreasing our “at risk” leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2018, we had a net long TBA position with a notional market value and underlying costs basis of $1.7 billion.
Interest Expense and Cost of Funds
Interest expense on our mortgage securities portfolio of $19.5 million and $12.3 million for the three months ended June 30, 2018 and 2017, respectively, and $36.5 million and $22.5 million for the six months ended June 30, 2018 and 2017, respectively was comprised primarily of interest expense on our repurchase agreements. We recognized a benefit from net periodic interest settlements related to our interest rate swaps of $4.2 million and $4.5 million for the three and six months ended June 30, 2018, respectively, and an expense of $2.3 million and $4.9 million for the three and six months ended June 30, 2017, respectively, which is included in realized gain (loss) on periodic settlements of interest rate swaps, net, on our consolidated statements of operations.

The tables below present our adjusted cost of funds on our mortgage securities portfolio during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,
	2018			2017
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$3,651,320	2.14%	$19,482	$3,538,006	1.40%	$12,344
Interest rate swaps	3,492,500	(0.48)%	(4,175)	3,148,750	0.29%	2,281
Total adjusted cost of funds		1.68%	$15,307		1.65%	$14,625

	For the Six Months Ended June 30,
	2018			2017
	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)	Average Balance / Effective Notional	Rate	Adjusted Cost of Funds (1)
Repurchase agreements	$3,684,025	2.00%	$36,535	$3,328,863	1.36%	$22,509
Interest rate swaps	3,420,000	(0.27)%	(4,533)	3,024,286	0.33%	4,941
Total adjusted cost of funds		1.75%	$32,002		1.66%	$27,450
————————

(1)
Our adjusted cost of funds excludes any impacts from other supplemental hedges such as U.S. Treasury securities and swaptions, and the implied financing cost or benefit of our net TBA dollar roll position reported in gain (loss) on other derivatives and securities, net in our consolidated statements of operations.

The following is a summary of the impact of changes in the principal elements of our adjusted cost of funds during the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018 vs. 2017			For the Six Months Ended June 30, 2018 vs. 2017
	Increase / (Decrease)	Due to Change in Average (1)		Increase / (Decrease)	Due to Change in Average (1)
		Volume	Rate		Volume	Rate
Repurchase agreements	$7,138	$408	$6,730	$14,026	$2,593	$11,433
Interest rate swaps	(6,456)	(3,066)	(3,390)	(9,474)	(1,658)	(7,816)
Total adjusted cost of funds	$682	$(2,658)	$3,340	$4,552	$935	$3,617
——————

(1)	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
The increase in our adjusted cost of funds on our mortgage securities portfolio of $0.7 million for the three months ended June 30, 2018 compared to 2017 and $4.6 million for the six months ended June 30, 2018 compared to 2017, respectively, was primarily attributable to higher average rates on our repurchase agreements, largely offset by improved average net pay/receive rates on our interest rate swaps.
Healthcare Real Estate Income and Expense
The following table presents the components of net income and expense from our healthcare real estate investments for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Lease income	$5,707	$4,615	$11,413	$6,868
Rental income	2,704	1,139	4,758	2,201
Healthcare real estate income	8,411	5,754	16,171	9,069

Interest expense	2,261	1,887	4,350	3,060
Depreciation	2,157	1,526	4,158	2,297
Tenant expenses	1,718	848	3,143	1,557
Other	435	112	715	112
Healthcare real estate expense	6,571	4,373	12,366	7,026
Net healthcare investment income	$1,840	$1,381	$3,805	$2,043

The increase in healthcare real estate income and expense amounts during 2018 compared to 2017 result from investment activity beginning in the second quarter of 2017.

Realized and Unrealized Gain (Loss) on Securities, Net
Sales of securities for the six months ended June 30, 2018 and 2017 were largely driven by rebalancing of our agency and non-agency securities portfolios. The changes in portfolio composition were based upon our Manager's expectations concerning interest rates, Federal government actions, general economic conditions and other factors.
The following table is a summary of our net realized losses on agency RMBS during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from agency securities sold	$31,206	$101,270	$251,641	$309,727
Less agency securities sold, at cost	(31,672)	(101,759)	(254,047)	(310,428)
Realized loss on agency securities, net	$(466)	$(489)	$(2,406)	$(701)

Gross realized gains on sale of agency securities	$—	$494	$14	$1,764
Gross realized losses on sale of agency securities	(466)	(983)	(2,420)	(2,465)
Realized loss on agency securities, net	$(466)	$(489)	$(2,406)	$(701)
The following table summarizes our net realized gains on non-agency securities incurred during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from non-agency securities sold	$85,594	$180,394	$175,495	$440,867
Increase in receivable for securities sold	—	(629)	—	5,119
Less: non-agency securities sold, at cost	(80,051)	(165,284)	(165,798)	(418,791)
Realized gain on non-agency securities, net	$5,543	$14,481	$9,697	$27,195

Gross realized gain on sale of non-agency securities	$5,543	$14,489	$9,698	$27,353
Gross realized loss on sale of non-agency securities	—	(8)	(1)	(158)
Realized gain on non-agency securities, net	$5,543	$14,481	$9,697	$27,195

Unrealized net losses of $(21.3) million and $(97.5) million on agency RMBS for the three and six months ended June 30, 2018, respectively, were attributable mainly to the increase in interest rates described above in Trends and Recent Market Impacts, as well as the impact of realized gains and losses on sales of securities.

Gain (Loss) on Other Derivatives and Securities, Net
The following table is a summary of our realized and unrealized gain (loss) on other derivatives and securities, net, during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Realized gain (loss) on periodic settlements of interest rate swaps, net	$4,175	$(2,281)	$4,533	$(4,941)
Realized gain on other derivatives and securities:
Interest rate swaps	$11,303	$(11,570)	$59,232	$14,451
TBA securities	(4,109)	31,177	(47,254)	6,887
Short sales of U.S. Treasury securities	(370)	(14,425)	(759)	(14,174)
Credit default swaps	—	(470)	(1,648)	(513)
Other, net	20	33	9	261
Total realized gain on other derivatives and securities, net	$6,844	$4,745	$9,580	$6,912
Unrealized gain (loss) on other derivatives and securities:
Interest rate swaps	$1,407	$2,081	$3,527	$(19,749)
Interest rate swaptions	1,219	(135)	6,541	(563)
TBA securities	113	(12,077)	8,072	17,433
Short sales of U.S. Treasury securities	3,869	(1,861)	20,372	(11,502)
Credit default swaps	—	274	1,528	(183)
Other, net	(25)	—	—	7
Total unrealized gain (loss) on other derivatives and securities, net	$6,583	$(11,718)	$40,040	$(14,557)

Net gains on pay-fixed interest rate swaps, swaptions and short positions in U.S. Treasury securities during the three and six months ended June 30, 2018 were due primarily to increases in interest rates.
Net losses on TBA securities during the three and six months ended June 30, 2018 were due primarily due to increases in interest rates.
For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one twelfth of 1.50% of our month-end GAAP stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in retained earnings as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $3.6 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively.
General and administrative expenses, primarily consisting of prime brokerage fees, information technology costs, research and data service fees, audit fees, Board of Directors fees and insurance expenses, were $4.2 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $3.7 million during the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses during the three months ended June 30, 2018 include $2.6 million of merger transaction costs, primarily legal and investment banking fees.
Our management fees and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis were 3.3% and 2.2% for the three months ended June 30, 2018 and 2017, respectively, and 2.6% and 2.2% for the six months ended June 30, 2018 and 2017, respectively.

Dividends and Income Taxes

We had estimated taxable income available to common shareholders of $13.0 million and $6.3 million (or $0.28 and $0.14 per common share) for the three months ended June 30, 2018 and 2017, respectively, and $21.6 million and $11.6 million (or $0.47 and $0.25 per common share) for the six months ended June 30, 2018 and 2017, respectively.

The following is a reconciliation of our GAAP net income to our estimated taxable income during the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$7,957	$42,612	$(13,410)	$81,413
Book to tax differences:
Unrealized (gains) and losses, net
Agency RMBS	21,341	(9,146)	97,511	(9,031)
Non-agency securities	5,780	(11,219)	9,117	(24,233)
Derivatives, MSR and other securities	(6,583)	11,718	(40,040)	14,557
Amortization / accretion	1,480	62	386	(1,112)
Capital losses (gains) (1)	(2,743)	(40,978)	38,116	(27,262)
Realized losses (gains), net (1)	(13,881)	12,536	(68,833)	(24,788)
Taxable REIT subsidiary loss and other	773	1,840	973	4,267
Total book to tax difference	6,167	(35,187)	37,230	(67,602)
Estimated taxable income	14,124	7,425	23,820	13,811
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Estimated taxable income available to common stockholders	$13,007	$6,308	$21,586	$11,577

Weighted average common shares — basic	45,816	45,803	45,813	45,800
Weighted average common shares — diluted	45,818	45,804	45,815	45,802

Estimated taxable income per common share - basic and diluted	$0.28	$0.14	$0.47	$0.25
Ending cumulative (overdistribution) of estimated taxable income per common share	$(2.14)	$(1.13)	$(2.14)	$(1.13)

Beginning cumulative non-deductible capital losses	$114,111	$132,063	$73,252	$118,347
Current period net capital loss (gain)	(2,743)	(40,978)	38,116	(27,262)
Ending cumulative non-deductible capital losses	$111,368	$91,085	$111,368	$91,085
Ending cumulative non-deductible capital losses per common share	$2.43	$1.99	$2.43	$1.99
——————

(1)
Estimated taxable income excludes estimated net capital gain (losses) of 0.06 and $(0.83) per common share for the three and six months ended June 30, 2018, respectively, which decrease/increase our net capital loss carryforwards from prior periods.

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
We declared dividends of $0.50 and $0.45 for the three months ended June 30, 2018 and 2017, respectively, and $1.00 and $0.90 per common share for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we have distributed all of our 2017 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to Federal or state corporate income tax for 2017.

RCS is taxable as a corporation under Subchapter C of the Internal Revenue Code, with which we filed a joint TRS election. As of June 30, 2018, RCS had Federal net operating loss (“NOL”) carryforwards of approximately $119 million. The utilization of approximately $50 million of the NOL is subject to limitations imposed by the Internal Revenue Code. RCS sold its MSR holdings during the first quarter of 2017 and incurred approximately $14 million of capital loss, which can be carried forward until December 31, 2022.

RCS’s gross deferred tax assets associated with the NOL and temporary differences, as reevaluated based on the new corporate tax rate and estimated state effective rate, were approximately $31 million, with respect to which RCS has provided a full valuation allowance.

Key Statistics
The table below presents key statistics for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Ending agency securities, at fair value	$3,519,280	$3,657,947	$3,519,280	$3,657,947
Ending agency securities, at cost	$3,651,689	$3,682,313	$3,651,689	$3,682,313
Ending agency securities, at par	$3,475,222	$3,508,139	$3,475,222	$3,508,139
Average agency securities, at cost	$3,687,738	$3,310,019	$3,678,746	$3,036,759
Average agency securities, at par	$3,510,579	$3,151,220	$3,501,070	$2,891,855

Ending non-agency securities, at fair value	$739,960	$884,986	$739,960	$884,986
Ending non-agency securities, at cost	$656,622	$805,648	$656,622	$805,648
Ending non-agency securities, at par	$781,241	$951,656	$781,241	$951,656
Average non-agency securities, at cost	$678,136	$849,488	$709,269	$929,983
Average non-agency securities, at par	$805,169	$989,287	$837,727	$1,080,241

Net TBA portfolio - as of period end, at fair value	$1,706,854	$1,646,019	$1,706,854	$1,646,019
Net TBA portfolio - as of period end, at cost	$1,697,031	$1,647,075	$1,697,031	$1,647,075
Average net TBA portfolio, at cost	$1,643,365	$1,743,154	$1,717,258	$1,556,024

Average total assets, at fair value	$5,684,905	$5,549,988	$5,728,228	$5,298,784
Average agency and non-agency repurchase agreements and advances	$3,651,320	$3,538,006	$3,684,025	$3,328,863
Average stockholders' equity	$958,163	$969,718	$973,316	$959,114

Average coupon	3.73%	3.58%	3.71%	3.49%
Average asset yield	3.54%	3.40%	3.56%	3.48%
Average asset yield excluding “catch-up” premium amortization	3.47%	3.48%	3.46%	3.55%
Average cost of funds (1)	1.68%	1.65%	1.75%	1.66%
Average net interest rate spread	1.86%	1.75%	1.81%	1.82%
Average net interest rate spread, excluding “catch-up” premium amortization	1.79%	1.83%	1.71%	1.89%
Average net interest rate spread, including TBA dollar roll, excluding “catch-up” premium amortization	1.73%	1.96%	1.68%	2.00%
Average coupon as of period end	3.73%	3.57%	3.73%	3.57%
Average asset yield as of period end	3.55%	3.45%	3.55%	3.45%
Average repurchase agreement/ FHLB funding rate as of period end	2.25%	1.47%	2.25%	1.47%
Effective swap net receive (pay) rate as of period end	0.61%	(0.25)%	0.61%	(0.25)%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Average actual CPR for agency securities held during the period	9.2%	9.2%	9.0%	9.2%
Average projected life CPR for agency securities as of period end	7.2%	8.8%	7.2%	8.8%

Leverage - average during the period (2)	4.3x	4.0x	4.2x	3.8x
Leverage - average during the period, including net TBA position	6.2x	6.0x	6.2x	5.6x
Leverage - as of period end (3)	4.2x	4.4x	4.2x	4.4x
Leverage - as of period end, including net TBA position	6.2x	6.3x	6.2x	6.3x

Expenses % of average total assets - annualized	0.6%	0.4%	0.4%	0.4%
Expenses % of average stockholders' equity - annualized	3.3%	2.2%	2.6%	2.2%
Net asset value per common share as of period end	$19.41	$20.00	$19.41	$20.00
Dividends declared per common share	$0.50	$0.45	$1.00	$0.90
Economic return (loss) on common equity - annualized	3.1%	18.4%	(3.3)%	18.1%
————————

(1)	Average cost of funds includes periodic settlements of interest rate swaps and excludes U.S. Treasury repurchase agreements and healthcare real estate financing.

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

“Net spread and dollar roll income” is measured as (i) net interest income (GAAP measure) adjusted to include other interest rate swap periodic costs and TBA dollar roll income, less (ii) total operating expenses (GAAP measure), adjusted to exclude non-recurring transaction costs. “Net spread and dollar roll income, excluding “catch-up” premium amortization,” further excludes retrospective “catch-up” adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

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
Net Spread and Dollar Roll Income
The table below presents a reconciliation from GAAP net interest income to net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders during the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Agency securities	$26,873	$22,010	$54,384	$39,911
Non-agency securities and other	11,746	13,723	23,865	29,579
Interest expense	(19,482)	(12,344)	(36,535)	(22,509)
Net interest income	19,137	23,389	41,714	46,981
Realized gain (loss) on periodic settlements of interest rate swaps, net	4,175	(2,281)	4,533	(4,941)
Dollar roll income	6,540	9,567	14,005	16,838
Adjusted net interest and dollar roll income	29,852	30,675	60,252	58,878
Operating expenses	(7,805)	(5,421)	(12,772)	(10,516)
Less: merger transaction costs	2,640	—	2,640	—
Net spread and dollar roll income	24,687	25,254	50,120	48,362
Dividend on preferred stock	(1,117)	(1,117)	(2,234)	(2,234)
Net spread and dollar roll income available to common stockholders	23,570	24,137	47,886	46,128
Estimated “catch-up” premium amortization cost due to change in CPR forecast	(703)	736	(2,266)	1,381
Net spread and dollar roll income, excluding “catch-up” premium amortization, available to common stockholders	$22,867	$24,873	$45,620	$47,509

Weighted average common shares — basic	45,816	45,803	45,813	45,800
Weighted average common shares — diluted	45,818	45,804	45,815	45,802

Net spread and dollar roll income per common share- basic and diluted	$0.51	$0.53	$1.05	$1.01
Net spread and dollar roll income, excluding “catch up” amortization per common share - basic and diluted	$0.50	$0.54	$1.00	$1.04
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
Equity Capital

Common Stock Repurchase Program

Our Board of Directors adopted a stock repurchase plan under which, the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock through December 31, 2018. The Company may repurchase shares in the open market or privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. As of June 30, 2018, the total remaining amount authorized by our Board of Directors for repurchases of our common stock was $100 million.

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

At-the-Market Offering Program

During August 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $125 million of shares of our common stock. As of June 30, 2018, we have not issued any shares under this program.

Debt Capital

Repurchase Agreements
As part of our investment strategy, we borrow against our agency and non-agency securities pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities of less than one year. When adjusted for net payables and receivables for unsettled agency and non-agency securities, our leverage ratio was 4.2x the amount of our stockholders’ equity less our investments in RCS and real property as of both June 30, 2018 and December 31, 2017, respectively.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. We had repurchase agreements with 36 financial institutions as of June 30, 2018, located throughout North America, Europe and Asia. In addition, less than 4% of our equity was at risk with any one repurchase agreement counterparty, with the top five counterparties representing approximately 16% of our equity at risk as of June 30, 2018.
As of June 30, 2018, borrowings under repurchase agreements of $3.1 billion and $0.5 billion, with weighted average remaining days to maturity of 85 days and 18 days, were secured by agency and non-agency securities, respectively.
The table below includes a summary of our repurchase agreement funding and number of counterparties by region as of June 30, 2018. Please refer to Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2018.

	June 30, 2018
Counterparty Region	Number of Counterparties	Percentage of Repurchase Agreement Funding
North America	20	69%
Asia	5	9%
Europe	11	22%
Total	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, based on recognized pricing sources agreed to by both parties to the agreement. Collateral fair value can fluctuate with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our counterparties also apply a “haircut” to the fair value of our pledged collateral, which reflects the underlying risk of the specific collateral and protects our counterparties against a decrease in collateral value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Haircuts on our pledged collateral remain stable and, as of June 30, 2018, our weighted average haircut on agency and non-agency securities held as collateral were approximately 5% and 24%, respectively.
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
As of June 30, 2018, we had met all margin requirements and had unrestricted cash and cash equivalents of $124.0 million and unpledged securities of approximately $285.5 million available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2018.
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
See Notes 3 and 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2018 and the related activity for the six months ended June 30, 2018.
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
We did not have an amount at risk with any counterparty related to our non-centrally cleared interest rate swap and swaption agreements greater than 1% of our stockholders’ equity as of both June 30, 2018 and December 31, 2017.

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
Notes Payable

CHI finances its acquisition of healthcare related real estate investments primarily through the use of secured mortgage debt.

TBA Dollar Roll Transactions
We enter into TBA dollar roll transactions as a means of acquiring (long TBAs) or selling (short TBAs) agency RMBS in our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2018, our total “at risk” leverage, net of unsettled securities, was 6.2x our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts to future months and we may take physical delivery of the underlying securities. If we take physical delivery of a long TBA contract, we would have to fund the total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2018, we had a net long TBA position with a cost basis and fair value of the underlying securities of $1.7 billion.

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
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency RMBS. We may sell our agency RMBS through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). We may also sell agency RMBS that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the agency TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency RMBS eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2018, approximately 90% of our agency RMBS portfolio was eligible for TBA delivery.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of June 30, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Quarterly Report on Form 10-Q and involve risks and uncertainties in predicting future results and conditions. Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for mortgage securities and other real estate-related investments; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the markets in which we participate. A discussion of risks and uncertainties that could cause actual results to differ from any of our forward looking statements is included in this document under Item 1A. Risk Factors. We caution readers not to place undue reliance on our forward looking statements.
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

All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2018 and December 31, 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1)
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Value (3) (4)	Net Asset Value (3) (5)
June 30, 2018
+100 basis points	5.8%	(1.6)%	(10.7)%
+50 basis points	3.0%	(0.7)%	(4.7)%
-50 basis points	(3.5)%	0.5%	3.0%
-100 basis points	(8.5)%	0.6%	3.7%
December 31, 2017
+100 basis points	6.8%	(1.2)%	(8.2)%
+50 basis points	3.9%	(0.5)%	(3.1)%
-50 basis points	(5.4)%	0.1%	0.3%
-100 basis points	(14.0)%	(0.4)%	(2.8)%
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points for agency securities and 25 and 50 basis points for non-agency securities. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes a spread duration of 6.0 years and 5.5 years for agency RMBS and 4.8 years and 4.7 years for non-agency securities based on interest rates and securities prices as of June 30, 2018 and December 31, 2017, respectively. However, our portfolio's sensitivity of spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Agency RMBS Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2018
-25 basis points	1.3%	8.8%
-10 basis points	0.5%	3.5%
+10 basis points	(0.5)%	(3.5)%
+25 basis points	(1.3)%	(8.8)%
December 31, 2017
-25 basis points	1.2%	7.9%
-10 basis points	0.5%	3.2%
+10 basis points	(0.5)%	(3.2)%
+25 basis points	(1.2)%	(7.9)%

Non-Agency Securities Spread Sensitivity (1)
	Percentage Change in Projected
Change in Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
June 30, 2018
-50 basis points	0.3%	2.0%
-25 basis points	0.1%	1.0%
+25 basis points	(0.1)%	(1.0)%
+50 basis points	(0.3)%	(2.0)%
December 31, 2017
-50 basis points	0.3%	2.2%
-25 basis points	0.2%	1.1%
+25 basis points	(0.2)%	(1.1)%
+50 basis points	(0.3)%	(2.2)%
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
Liquidity Risk
Our primary liquidity risk arises from financing long-term assets with shorter-term borrowings. Our assets that are pledged to secure repurchase agreements are agency and non-agency securities and cash. As of June 30, 2018, we had unrestricted cash and cash equivalents of $124.0 million and unpledged securities of approximately $285.5 million, excluding unsettled purchases of securities, available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

Subsequent to the public announcement of the proposed acquisition of the Company by Annaly, four civil actions were filed challenging the adequacy of the disclosures disseminated in connection with the proposed transaction. On May 25, 2018, Jeroen Van Poeck, a purported stockholder of the Company, commenced an action in the United States District Court for the District of Maryland against the Company, certain of our current directors, Annaly and Purchaser. On May 25, 2018, Giampaolo Dell’Acqua, a purported stockholder of the Company, commenced a putative class action in the United States District Court for the District of Maryland against MTGE, certain of our current and former directors named therein, Annaly and Purchaser. On May 30, 2018, Anthony Franchi, a purported stockholder of MTGE, commenced a putative class action in the United States District Court for the District of Maryland against the Company, certain of our current directors named therein, Annaly and Purchaser. On May 31, 2018, Gary Meyer, a purported stockholder of the Company, commenced a putative class action in the United States District Court for the District of Maryland against MTGE and certain of our current and former directors named therein. The complaints assert claims under Sections 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of the public disclosures made concerning the proposed transaction. The plaintiffs seek, among other things, an injunction preventing consummation of the proposed transaction, rescission of the proposed transaction or rescissory damages in the event it is consummated, an accounting by defendants for all damages caused to the plaintiff and, where applicable, the putative class, and the award of attorneys’ fees and expenses. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of June 30, 2018, we did not accrue a loss contingency related to these matters.
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
*2
Agreement and Plan of Merger dated May 2, 2018 by and among Annaly Capital Management, Inc., Mountain Merger Sub Corporation and MTGE Investment Corp., incorporated herein by reference to Exhibit 2.1 of Form 8-K (File No. 001-35260), filed May 3, 2018.

*3.1	MTGE Investment Corp. Articles of Amendment and Restatement, effective September 30, 2016, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

*3.2	MTGE Investment Corp. Amended and Restated Bylaws, effective May 2, 2018, incorporated herein by reference to Exhibit 3.2 of Form 10-Q (File No. 001-35260), filed May 10, 2018.

*3.3	Articles Supplementary of 8.125% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-35260), filed May 16, 2014.

*4.1	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 of Form 10-Q (File No. 001-35260), filed November 8, 2016.

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

*10
Amendment to the Amended and Restated Management Agreement by and among MTGE Investment Corp., MTGE TRS, LLC and MTGE Management, LLC dated May 2, 2018 incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-35260), filed May 3, 2018

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

Date: August 3, 2018

By:	/s/ DONALD W. HOLLEY
DONALD W. HOLLEY
Chief Financial Officer and Senior Vice President (Principal Financial Officer)

Date: August 3, 2018